Form 10-Q
period 2010-09-30
Desert Canadians Ltd.
filed 2010-12-06
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 333-168025

Desert Canadians Ltd.
(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15057 Stony Plain Road	T5P 4W1
Edmonton, Alberta, Canada	(Zip Code)
(Address of principal executive offices)

780.455.4181
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 6, 2010 the registrant’s outstanding common stock consisted of 40,086,000 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Desert Canadians Ltd.
(A Development Stage Company)
(unaudited)

September 30, 2010

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Desert Canadians Ltd.
Balance Sheets
(A Development Stage Company)
(Expressed in U.S. dollars)

	September 30, 2010 $	June 30, 2010 $
	(unaudited)
ASSETS

Current Assets

Cash	907	471
Prepaid expenses	–	1,935

Total Current Assets	907	2,406

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	7,707	–
Due to related parties (Note 3)	15,375	10,371

Total Current Liabilities	23,082	10,371

Contingency (Note 1)

Stockholders’ Deficit

Common stock Authorized: 220,000,000 shares, par value $0.00001; 40,086,000 (June 30, 2010 – 40,086,000) shares issued and outstanding	401	401

Additional paid-in capital	61,099	61,099

Deficit accumulated during the development stage	(83,675)	(69,465)

Total Stockholders’ Deficit	(22,175)	(7,965)

Total Liabilities and Stockholders’ Deficit	907	2,406

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Statements of Operations
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	For the Three months Ended September 30, 2010 $	For the Three months Ended September 30, 2009 $	Accumulated from July 30, 2008 (Date of Inception) to September 30, 2010 $

Revenue	–	–	–

Operating Expenses

General and administrative	52	148	2,198
Professional fees	14,158	2,334	68,873
Website development costs	–	–	12,604

Total Operating Expenses	14,210	2,482	83,675

Net Loss	(14,210)	(2,482)	(83,675)

Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	40,086,000	40,086,000

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	For the Three months Ended September 30, 2010 $	For the Three months Ended September 30, 2009 $	Accumulated from July 30, 2008 (Date of Inception)to September 30, 2010 $

Operating Activities

Net loss	(14,210)	(2,482)	(83,675)

Changes in operating assets and liabilities:

Prepaid expenses	1,935	–	–
Accounts payable	7,707	(23,679)	7,707
Due to related parties	4	(4,963)	375

Net Cash Used in Operating Activities	(4,564)	(31,124)	(75,593)

Financing Activities

Issuance of common stock	–	–	61,500
Advances from related parties	5,000	5,000	15,000

Net Cash Provided by Financing Activities	5,000	5,000	76,500

Change in Cash	436	(26,124)	907

Cash – Beginning of Period	471	54,486	–

Cash – End of Period	907	28,362	907

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
September 30, 2010
(Expressed in U.S. dollars)
(unaudited)

1.  Nature of Operations and Continuance of Business

Desert Canadians Ltd. (the “Company”) was incorporated in the State of Delaware on July 30, 2008. The Company is a development stage company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is to develop a website that provides comprehensive data to Canadians who are interested in owning real estate in California.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at September 30, 2010, the Company has an accumulated deficit of $83,675 since inception and has a working capital deficit of $22,175. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Principles

a)  Basis of Presentation and Fiscal Year

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, and are expressed in US dollars. The Company’s fiscal year end is June 30.

b)  Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2010.

c)  Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)  Fair Value of Financial Instruments

The Company's financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
September 30, 2010
(Expressed in U.S. dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

f)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 740, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)  Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

h)  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)  Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

j)  Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)  Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Related Party Transactions

a)  As at September 30, 2010, the Company is indebted to the President of the Company for $375 (June 30, 2010 - $371) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)  As at September 30, 2010, the Company is indebted to the spouse of the President of the Company for $15,000 (June 30, 2010 - $10,000) for advances provided to the Company, which is non-interest bearing, unsecured and due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms "we", "us" and "our" mean Desert Canadians Ltd., unless otherwise indicated. All currency references in this report are to U.S. dollars unless otherwise noted.

Forward Looking Statements

This quarterly report includes forward-looking statements. To the extent that any statements made in this quarterly report contain information that is not historical, such as financial projections, information or expectations about our business plans, results of operations, products or markets, or future events, such statements are forward-looking. Forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements.

Business Overview

We are a start up service provider engaged in the dissemination of online information about real estate in the Coachella Valley of California as well as issues related to property ownership in the area. We have begun to develop a website that hosts a variety of practical, accurate and interesting information on local real estate, taxation and immigration issues, as well as local recreational activities. We have not yet finalized the content of the site, but we intend to make it a one-stop or single source destination for the following target markets:

●	Canadians who own or are interested in purchasing real estate in the region, primarily for the purpose of wintering there (“snowbirds”);

●	residents of other countries who also own or are interested in purchasing real estate in the region; and

●	persons of all nationalities who have traveled or are planning to travel to the region for an extended period of time.

The address of our website is www.desertcanadians.com.

We plan to generate revenue from our website through a number of advertising mechanisms such as monthly flat fees, pay-per-click arrangements and commissions based on the sale of goods and services facilitated through various platforms, including a monthly e-newsletter, an online community forum and the website itself. We have not yet entered into agreements with any entities to advertise their goods and services with us, and there is no guarantee that we will be able to do so.

We were incorporated as a Delaware company on July 30, 2008. We have no subsidiaries.

Results of Operations

Revenues

We have limited operational history. From our inception on July 30, 2008 to September 30, 2010 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended September 30, 2010 we incurred total operating expenses of $14,210, including $14,158 in professional fees and $52 in general and administrative expenses. During the same period in fiscal 2009 we incurred total operating expenses of $2,482, including $2,334 in professional fees and $148 in general and administrative expenses. The increase in our total operating expenses during the three months ended September 30, 2010 was primarily due to the increase in our professional fees associated with becoming a public company.

From our inception on July 30, 2008 to September 30, 2010 we incurred total operating expenses of $83,675, including $68,873 in professional fees, $12,604 in website development costs and $2,198 in general and administrative expenses.

Our general and administrative expenses consist of bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees include legal, accounting and auditing costs.

Net Loss

During the three months ended September 30, 2010 we incurred a net loss of $14,210, compared to a net loss of $2,482 during the same period in fiscal 2009. From our inception on July 30, 2008 to September 30, 2010 we incurred a net loss of $83,675. We did not experience any net loss per share during these periods.

Liquidity and Capital Resources

As of September 30, 2010 we had $907 in cash and total assets, $23,082 in total liabilities, a working capital deficit of $22,175 and an accumulated deficit of $83,675.

We are solely dependent on funds raised through equity financing. Our net loss of $83,675 from our inception on July 30, 2008 to September 30, 2010 was funded by equity financing. Since our inception on July 30, 2008 we have raised gross proceeds of $61,500 in cash from the sale of our common stock.

During the three months ended September 30, 2010 we spent net cash of $4,564 on operating activities. During the same period in fiscal 2009 we spent net cash of $31,124 on operating activities, including $23,679 on the settlement of accounts payable. From our inception on July 30, 2008 to September 30, 2010 we spent net cash of $75,593 on operating activities, the vast majority of which was attributable to our net loss as described above.

During the three months ended September 30, 2010 we received net cash of $5,000 from financing activities, all of which was in the form of advances from related parties. During the same period in fiscal 2009 we received net cash of $5,000 from financing activities, all of which was also in the form of advances from related parties. From our inception on July 30, 2008 to September 30, 2010 we received net cash of $76,500 from financing activities, including $61,500 from the issuance of our common stock and $15,000 in advances from related parties.

For the next 12 months (beginning December 2010) we intend to:

●	retain two business development consultants to assist us in marketing and promoting our website;

●	enter into agreements with various service providers to advertise their services on our website; and

●	complete private and/or public financing to help cover the cost of operating our business for the foreseeable future.

We expect to require approximately $345,100 in financing (a total of $346,000 less our approximately $900 in cash as of September 30, 2010) to continue our planned operations over the 12 months. Our proposed expenditures (beginning December 2010) for that time period are summarized as follows:

Description	Potential completion date	Estimated Expenses ($)
Website development and maintenance costs	12 months	20,000
Select and retain two part-time business development consultants	12 months	80,000
Professional fees (legal, accounting and auditing fees)	12 months	60,000
Marketing and advertising expenses	12 months	140,000
Investor relations expenses	12 months	20,000
Transfer agent expenses	12 months	11,000
General and administrative expenses	12 months	15,000
Total		346,000

Our general and administrative expenses for the year will consist primarily of bank charges, office expenses, travel, meals and entertainment, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $345,100 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Although we have entered into a website development agreement, there is no assurance that we will receive any advertising revenues from our website. Our activities for the next 12 months will be directed by Carol Callaghan, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, who will also manage our operations. Once we retain the two consultants as described above, they will coordinate our business development in conjunction with Ms. Callaghan.

Due to our limited financial resources, there is no guarantee that we will be able to enter into any agreements with advertising partners or create sufficient interest in our website to make it a profitable venture. In any event, we anticipate that any marketing and advertising activities that we undertake will require us to obtain additional financing.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have sufficient assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to fund our operations or planned activities. In the absence of such financing, we will not be able to proceed with our plan of operations. If we do not continue to obtain additional financing, we may be forced to abandon our business plan or significantly curtail our operations.

Going Concern

Our financial statements for the three months ended September 30, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report we carried out an evaluation of the effectiveness of our disclosure controls and procedures with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, we concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended September 30, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any legal proceedings to which we are a party. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Canadians Ltd.
(Registrant)

Date: December 6, 2010	/s/ Carol Callaghan
Carol Callaghan
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director