Form 10-Q
period 2010-12-31
Desert Canadians Ltd.
filed 2011-02-15
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 333-168025

Desert Canadians Ltd.
(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15057 Stony Plain Road
Edmonton, Alberta, Canada	T5P 4W1
(Address of principal executive offices)	(Zip Code)

780.455.4181
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 15, 2011 the registrant’s outstanding common stock consisted of 40,086,000 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Canadians Ltd.
(A Development Stage Company)
(unaudited)

December 31, 2010

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Desert Canadians Ltd.
Balance Sheets
(A Development Stage Company)
(Expressed in U.S. dollars)

	December 31, 2010 $	June 30, 2010 $
	(unaudited)
ASSETS

Current Assets

Cash	8,825	471
Prepaid expenses	–	1,935

Total Current Assets	8,825	2,406

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	15,904	–
Due to related parties (Note 3)	37,384	10,371

Total Current Liabilities	53,288	10,371

Contingency (Note 1)

Stockholders’ Deficit

Common stock Authorized: 220,000,000 shares, par value $0.00001; 40,086,000 (June 30, 2010 – 40,086,000) shares issued and outstanding	401	401

Additional paid-in capital	61,099	61,099

Deficit accumulated during the development stage	(105,963)	(69,465)

Total Stockholders’ Deficit	(44,463)	(7,965)

Total Liabilities and Stockholders’ Deficit	8,825	2,406

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Statements of Operations
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended December 31, 2010 $	For the Three Months Ended December 31, 2009 $	For the Six Months Ended December 31, 2010 $	For the Six Months Ended December 31, 2009 $	Accumulated from July 30, 2008 (Date of Inception) to December 31, 2010 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	14,072	99	14,124	248	16,270
Professional fees	8,216	2,026	22,374	4,359	77,089
Website development costs	–	4,296	–	4,296	12,604

Total Operating Expenses	22,288	6,421	36,498	8,903	105,963

Net Loss	(22,288)	(6,421)	(36,498)	(8,903)	(105,963)

Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	40,086,000	40,086,000	40,086,000	40,086,000

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended December 31, 2010 $	For the Six Months Ended December 31, 2009 $	Accumulated from July 30, 2008 (Date of Inception) to December 31, 2010 $

Operating Activities

Net loss	(36,498)	(8,903)	(105,963)

Changes in operating assets and liabilities:

Accounts payable	1,935	(24,660)	–
Accrued liabilities	15,904	1,001	15,904
Due to related parties	13	42	384

Net Cash Used in Operating Activities	(18,646)	(32,520)	(89,675)

Financing Activities

Issuance of common stock	–	–	61,500
Advances from related parties	27,000	–	37,000

Net Cash Provided by Financing Activities	27,000	–	98,500

Change in Cash	8,354	(32,520)	8,825

Cash – Beginning of Period	471	54,486	–

Cash – End of Period	8,825	21,966	8,825

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
December 31, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at December 31, 2010, the Company has an accumulated deficit of $105,963 since inception and has a working capital deficit of $44,463. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
December 31, 2010
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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

a)
As at December 31, 2010, the Company is indebted to the President of the Company for $384 (June 30, 2010 - $371) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)
As at December 31, 2010, the Company is indebted to the spouse of the President of the Company for $37,000 (June 30, 2010 - $10,000) for advances provided to the Company, which is non-interest bearing, unsecured and due on demand.

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

Results of Operations

Revenues

We have limited operational history. From our inception on July 30, 2008 to December 31, 2010 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended December 31, 2010 we incurred total operating expenses of $22,228, including $8,216 in professional fees and $14,072 in general and administrative expenses. During the same period in fiscal 2009 we incurred total operating expenses of $6,421, including $4,296 in website development costs, $2,026 in professional fees and $99 in general and administrative expenses.

During the six months ended December 31, 2010 we incurred total operating expenses of $36,498, including $22,374 in professional fees and $14,124 in general and administrative expenses. During the same period in fiscal 2009 we incurred total operating expenses of $8,903, including $4,296 in website development costs, $4,359 in professional fees and $248 in general and administrative expenses.

The increase in our total operating expenses during the three and six months ended December 31, 2010 was primarily due to increases in our professional fees associated with becoming a public company and increases in our general and administrative expenses due to transfer agent fees and filing fees.

From our inception on July 30, 2008 to December 31, 2010 we incurred total operating expenses of $105,963, including $12,604 in website development costs, $77,089 in professional fees and $16,270 in general and administrative expenses.

Our general and administrative expenses consist of transfer agent fees, filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees include legal, accounting and auditing costs.

Net Loss

During the three months ended December 31, 2010 we incurred a net loss of $22,288, compared to a net loss of $6,421 during the same period in fiscal 2009. During the six months ended December 31, 2010 we incurred a net loss of $36,498, compared to a net loss of $8,903 during the same period in fiscal 2009. From our inception on July 30, 2008 to December 31, 2010 we incurred a net loss of $105,963. We did not experience any net loss per share during these periods.

Liquidity and Capital Resources

As of December 31, 2010 we had $8,825 in cash and total assets, $53,288 in total liabilities, a working capital deficit of $44,463 and an accumulated deficit of $105,963.

We are solely dependent on funds raised through equity financing. Our net loss of $105,963 from our inception on July 30, 2008 to December 31, 2010 was funded by equity financing and advances from related parties. Since our inception on July 30, 2008 we have raised gross proceeds of $61,500 in cash from the sale of our common stock.

During the six months ended December 31, 2010 we spent net cash of $18,646 on operating activities. During the same period in fiscal 2009 we spent net cash of $32,520 on operating activities, including $24,660 on the settlement of accounts payable. From our inception on July 30, 2008 to December 31, 2010 we spent net cash of $89,675 on operating activities, the vast majority of which was attributable to our net loss as described above.

During the six months ended December 31, 2010 we received net cash of $27,000 from financing activities, all of which was in the form of advances from related parties. During the same period in fiscal 2009 we did not receive any net cash from financing activities. From our inception on July 30, 2008 to December 31, 2010 we received net cash of $98,500 from financing activities, including $61,500 from the issuance of our common stock and $37,000 in advances from related parties.

For the next 12 months (beginning February 2010) we intend to:

●	retain two business development consultants to assist us in marketing and promoting our website;

●	enter into agreements with various service providers to advertise their services on our website; and

●	complete private and/or public financing to help cover the cost of operating our business for the foreseeable future.

We expect to require approximately $337,200 in financing (a total of $346,000 less our approximately $8,800 in cash as of December 31, 2010) to continue our planned operations over the 12 months. Our proposed expenditures (beginning February 2010) for that time period are summarized as follows:

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

Our general and administrative expenses for the year will consist primarily of filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $337,200 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three and six months ended December, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

During the three months ended December 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Desert Canadians Ltd.
(Registrant)

Date: February 15, 2011	/s/ Carol Callaghan
Carol Callaghan
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director