Form 10-Q
period 2011-03-31
Desert Canadians Ltd.
filed 2011-05-17
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 17, 2011 the registrant’s outstanding common stock consisted of 40,086,000 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Desert Canadians Ltd.
(A Development Stage Company)
(unaudited)

March 31, 2011

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Desert Canadians Ltd.
Balance Sheets
(A Development Stage Company)
(Expressed in U.S. dollars)

	March 31, 2011 $	June 30, 2010 $
	(unaudited)
ASSETS

Current Assets

Cash	2,031	471
Prepaid expenses	–	1,935

Total Current Assets	2,031	2,406

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	15,002	–
Due to related parties (Note 3)	37,391	10,371

Total Current Liabilities	52,393	10,371

Contingency (Note 1)

Stockholders’ Deficit

Common stock Authorized: 220,000,000 shares, par value $0.00001; 40,086,000 (June 30, 2010 – 40,086,000) shares issued and outstanding	401	401

Additional paid-in capital	61,099	61,099

Deficit accumulated during the development stage	(111,862)	(69,465)

Total Stockholders’ Deficit	(50,362)	(7,965)

Total Liabilities and Stockholders’ Deficit	2,031	2,406

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Statements of Operations
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2011 $	For the Three Months Ended March 31, 2010 $	For the Nine Months Ended March 31, 2011 $	For the Nine Months Ended March 31, 2010 $	Accumulated from July 30, 2008 (Date of Inception) to March 31, 2011 $

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	897	28	15,021	276	17,167
Professional fees	5,002	12,240	27,376	16,599	82,091
Website development costs	–	5,542	–	9,838	12,604

Total Operating Expenses	5,899	17,810	42,397	26,713	111,862

Net Loss	(5,899)	(17,810)	(42,397)	(26,713)	(111,862)

Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	40,086,000	40,086,000	40,086,000	40,086,000

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended March 31, 2011 $	For the Nine Months Ended March 31, 2010 $	Accumulated from July 30, 2008 (Date of Inception) to March 31, 2011 $

Operating Activities

Net loss	(42,397)	(26,713)	(111,862)

Changes in operating assets and liabilities:

Accounts payable	1,935	(24,660)	–
Accrued liabilities	15,002	4,028	15,002
Due to related parties	20	170	391

Net Cash Used in Operating Activities	(25,440)	(47,175)	(96,469)

Financing Activities

Issuance of common stock	–	–	61,500
Advances from related parties	27,000	–	37,000

Net Cash Provided by Financing Activities	27,000	–	98,500

Change in Cash	1,560	(47,175)	2,031

Cash – Beginning of Period	471	54,486	–

Cash – End of Period	2,031	7,311	2,031

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
March 31, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at March 31, 2011, the Company has an accumulated deficit of $111,862 since inception and has a working capital deficit of $50,362. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2011
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

h)  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.  Related Party Transactions

a)
As at March 31, 2011, the Company is indebted to the President of the Company for $391 (June 30, 2010 - $371) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)
As at March 31, 2011, the Company is indebted to the spouse of the President of the Company for $37,000 (June 30, 2010 - $10,000) for advances provided to the Company, which are non-interest bearing, unsecured and due on demand.

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

Results of Operations

Revenues

We have limited operational history. From our inception on July 30, 2008 to March 31, 2011 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended March 31, 2011 we incurred total operating expenses of $5,899, including $5,002 in professional fees and $897 in general and administrative expenses. During the same period in the previous fiscal year we incurred total operating expenses of $17,810, including $5,542 in website development costs, $12,240 in professional fees and $28 in general and administrative expenses.

During the nine months ended March 31, 2011 we incurred total operating expenses of $42,397, including $27,376 in professional fees and $15,021 in general and administrative expenses. During the same period in the previous fiscal year we incurred total operating expenses of $26,713, including $9,838 in website development costs, $16,599 in professional fees and $276 in general and administrative expenses.

The decrease in our total operating expenses during the three months ended March 31, 2011 was primarily due to decreases in our website development costs and professional fees, while the increase in our total operating expenses during the nine months ended March 31, 2011 was largely due to an increase in our professional fees associated with becoming a public company and an increase in our general and administrative expenses due to transfer agent fees and filing fees. This was offset to some extent by a decrease in our website development costs during the period.

From our inception on July 30, 2008 to March 31, 2011 we incurred total operating expenses of $111,862, including $12,604 in website development costs, $82,091 in professional fees and $17,167 in general and administrative expenses.

Our general and administrative expenses consist of transfer agent fees, filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees include legal, accounting and auditing costs.

Net Loss

During the three months ended March 31, 2011 we incurred a net loss of $5,899, compared to a net loss of $17,810 during the same period in the previous fiscal year. During the nine months ended March 31, 2011 we incurred a net loss of $42,397, compared to a net loss of $26,713 during the same period in the previous fiscal year. From our inception on July 30, 2008 to March 31, 2011 we incurred a net loss of $111,862. We did not experience any net loss per share during these periods.

Liquidity and Capital Resources

As of March 31, 2011 we had $2,031 in cash and total assets, $52,393 in total liabilities, a working capital deficit of $50,362 and an accumulated deficit of $111,862.

We are solely dependent on funds raised through equity financing. Our net loss of $111,862 from our inception on July 30, 2008 to March 31, 2011 was funded by equity financing and advances from related parties. Since our inception on July 30, 2008 we have raised gross proceeds of $61,500 in cash from the sale of our common stock.

During the nine months ended March 31, 2011 we spent net cash of $25,440 on operating activities. During the same period in the previous fiscal year we spent net cash of $47,175 on operating activities, including $24,660 on the settlement of accounts payable. From our inception on July 30, 2008 to March 31, 2011 we spent net cash of $96,469 on operating activities, all of which was attributable to our net loss as described above, as offset by $15,002 in accrued liabilities during the three months ended March 31, 2011.

During the nine months ended March 31, 2010 we received net cash of $27,000 from financing activities, all of which was in the form of advances from related parties. During the same period in the previous fiscal year we did not receive any net cash from financing activities. From our inception on July 30, 2008 to March 31, 2011 we received net cash of $98,500 from financing activities, including $61,500 from the issuance of our common stock and $37,000 in advances from related parties.

For the next 12 months (beginning May 2011) we intend to:

●	retain two business development consultants to assist us in marketing and promoting our website;

●	enter into agreements with various service providers to advertise their services on our website; and

●	complete private and/or public financing to help cover the cost of operating our business for the foreseeable future.

 We expect to require approximately $344,000 in financing (a total of $346,000 less our approximately $2,000 in cash as of March 31, 2011) to continue our planned operations over the 12 months. Our proposed expenditures (beginning May 2011) for that time period are summarized as follows:

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

Based on our planned expenditures, we require additional funds of approximately $344,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three and nine months ended March 31, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

During the three months ended March 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Desert Canadians Ltd.
(Registrant)

Date: May 17, 2011	/s/ Carol Callaghan
Carol Callaghan
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director