Form 10-K
period 2011-06-30
Desert Canadians Ltd.
filed 2011-09-29
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of December 31, 2010 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $21,500.

As of September 29, 2011 the registrant’s outstanding common stock consisted of 40,086,000 shares.

PART I

Item 1.  Business

As used in this annual report, the terms "we", "us" and "our" mean Desert Canadians Ltd., unless otherwise indicated. All currency references in this report are to U.S. dollars unless otherwise noted.

Forward Looking Statements

This annual report includes forward-looking statements. To the extent that any statements made in this annual report contain information that is not historical, such as financial projections, information or expectations about our business plans, results of operations, products or markets, or future events, such statements are forward-looking. Forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements.

Our audited financial statements are expressed in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our annual financial information.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

Business Overview

We are a development stage company engaged in the dissemination of online information about real estate in the Coachella Valley of California as well as issues related to property ownership in the area. We have begun to develop a website that hosts a variety of practical, accurate and interesting information on local real estate, taxation, immigration and issues, as well as local recreational activities, and we plan to generate revenue from our website through a number of advertising mechanisms.

The address of our website is www.desertcanadians.com. We have not yet finalized the content of the site, but we intend to make it a one-stop or single source destination for the following target markets:

●	Canadians who own or are interested in purchasing real estate in the region, primarily for the purpose of wintering there (“snowbirds”);

●	residents of other countries who also own or are interested in purchasing real estate in the region; and

●	persons of all nationalities who have traveled or are planning to travel to the region for an extended period of time.

Of these, the snowbirds represent our primary target market.

The market research we have conducted to date shows that individuals over the age of 55 represent the majority of snowbirds and that those between the ages of 55 and 64 are the best positioned to purchase secondary homes or vacation properties. Such purchases are driven largely by enabling factors such as sensitivity to cold, the desire to enjoy life both indoors and outdoors and the additional free time provided by retirement. In fact, according to Statistics Canada these individuals demonstrate the highest percentage ownership of their principal residence as well as the lowest percentage possession of a mortgage on the same residence. Individuals aged 65 and older are similarly well-situated.

The conclusion we have drawn from these facts is that the higher an individual’s equity is in his or her principal residence, the easier it likely is for the same individual to obtain a mortgage on a secondary home or vacation property and make the required mortgage payments. As the average age of the North American population increases due to the volume of baby boomers, we predict that the interest and desire of our primary target market to purchase real estate in the Coachella Valley will increase correspondingly.

Although home purchases by foreigners in the United States have recently declined, we feel that this phenomenon represents a general reflection of economic conditions in the U.S., the worldwide recession and the downturn in U.S. real estate markets rather than a marked change in the attitude of potential snowbirds and other international buyers. It will therefore not affect the long-term viability of our business or the purchasing outlook of our target markets. Similarly, in 2009 Canadians visited the U.S. 10% less than in 2008, but with the strong Canadian dollar and increased comfort of Canadians with the new cross-border security requirements this trend is poised to reverse.

We were incorporated as a Delaware company on July 30, 2008. We have no subsidiaries.

Our plan of operations for the next 12 months is to complete the development of our website, retain two business development consultants to assist us in marketing and promoting our website, enter into agreements with companies to advertise their goods and services on our website and complete private and/or public financing to help cover the cost of operating our business for the foreseeable future.

We have not yet entered into agreements with any entities to advertise their goods and services with us, and there is no assurance that we will be able to do so. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to do so. If we are unable to obtain the necessary financing, we may be forced to cease our operations and our business plan may fail.

Local Real Estate Industry

The Coachella Valley is currently home to approximately 600,000 people, and consists of nine cities and various unincorporated associations. Of these, the municipality of Palm Springs is generally the most well-known. The region enjoys approximately 350 days of sunshine per year, has average daily temperatures ranging from in 57oF in December to 92oF in July, and is located in close proximity to a number of airports and major urban centers in Southern California. It also offers an abundance of low-impact, outdoor recreation activities. In short, it is an attractive destination for both Canadians and residents of other nations seeking to relax in a hot, dry, suburban environment with myriad cultural and sporting options at their disposal.

According to “The 2009 NAR Profile of International Home Buying Activity”, prepared by the Research Division of the U.S. National Association of REALTORS®, Canada is the top country of origin for foreign home buyers in the United States, with its citizens accounting for 18% of all international real estate purchases. California is the third most popular location for Canadian buyers, with 10.1% of all purchases made in that state, and it is also the fifth most popular overnight destination for Canadians, although its average of approximately 8.6 nights per visit is the second highest among all states.

The majority of foreign real estate buyers tend to purchase single family dwellings, which is the type of property that prevails in the Coachella Valley. They also purchase homes that cost more than the national median price, a fact that correlates well with the quality of the properties in the region. In general, the statistics show that California, and in particular the Coachella Valley, experienced double-digit home price appreciation during the late-2000s real estate boom but when the housing bubble burst, prices for properties in the market dropped precipitously. As a result, real estate in the area is now accessible to a wider range of international buyers and represents an attractive investment opportunity.

Website

Currently, there are no “one-stop” websites that provide a comprehensive range of data and information on issues related to real estate in the Coachella Valley from either a Canadian or international perspective. Individuals interested in obtaining such information must instead visit a number of different sites operated by such entities as specialized real estate brokers, travel agents and various government agencies. Our website will eliminate the need to search myriad sites for relevant information by acting as a comprehensive source for Canadians and others interested in real estate-related issues in our target area. In essence, our goal is to add value to their online research, thereby building user loyalty.

We created our website in late 2009 and have been working since then to complete the various development phases as follows:

●	Phase I: make a basic version of the website accessible to the public

●	Phase II: complete the development of the website by incorporating the use of additional features and functionality

●	Phase III: continue to expand and enhance the information provided on the website based on the needs and comments of users and advertisers

We have outsourced the design and development of our website to a third-party service provider, Pixel Blue fx, pursuant to a website development agreement dated October 29, 2009.

We anticipate that once complete, our website will offer practical, interesting and accurate content in the areas of real estate, taxation, immigration, travel and recreation, legal and miscellaneous issues. We plan to source and aggregate this content using publicly-available information and third-party industry professionals, and update it on a regular basis.

The following is a more detailed explanation of the content we plan to offer:

Area of Interest	Content
Real estate	Featured listings Profiles of municipalities, neighborhoods and specific real estate developments Statistics on housing prices and other market-related data
Taxation	Overview of local tax laws, including the property tax regime Links to I.R.S. forms Other relevant information
Immigration	Information on visas, permanent residence (green cards) and the DV lottery Links to U.S. Citizenship and Immigration Services forms
Travel and Recreation	Restaurant, bar and accommodation options Tourist attractions Information on local golf and tennis resorts and other recreational activities Popular retail (shopping) destinations
Customs and Other Government Agencies	Canada-U.S. customs information Links to other relevant government agencies and services Consulate locations
Miscellaneous	Maps Medical and emergency information Articles on related issues by local and industry professionals

In addition, we plan to publish a monthly e-newsletter and create a community forum where website users can interact with one another, post questions and answers and discuss topics related to the site and the Coachella Valley in general. This will allow users to browse, share and comment on information and experiences, while at the same time nurturing an online community of individuals with an interest in the region.

We plan to offer free membership to our site and to encourage visitors to join our community by signing up to receive a free monthly e-newsletter and participating in online community forums. In this way, we will be able to expand the number of advertising options and target market access points, thereby providing greater coverage to our advertising partners.

We will continually seek to introduce new content and make improvements to the information offered on our website to attract both users and advertisers. We are also contemplating additional service offerings including:

●	translating the content on our website into different languages to appeal to a broader secondary target market; and

●	creating parallel websites featuring similar information on other popular U.S. vacation property locations, such as central Florida and the South Carolina islands.

Website Development

From our inception on July 30, 2008 to June 30, 2011 we spent $12,604 on website development activities. Our website is not yet complete and will require ongoing maintenance, and we therefore estimate that we will spend approximately $20,000 over the next 12 months to develop, upgrade and monitor its contents.

Advertising

In order to generate revenue from our website, we plan to offer a variety of advertising options, the rate structure of which will depend upon the size, type and positioning of the advertisement. These options include advertising in our monthly e-newsletter, in our online community forum and on the website itself. Rate types will include monthly flat fees, pay-per-click arrangements and commissions based on the sale of goods and services facilitated through our platforms.

We plan to offer banner advertising on our website for companies and service providers that we believe may appeal to our users. These entities will likely focus on our primary and/or secondary target markets, and include real estate brokers, legal professionals, tourism promoters and food and beverage establishments. We also intend to participate in special promotions with businesses seeking to launch new products or services by selling premium advertising space on our website and in our other domains. Such space includes all advertising space that is not specifically reserved for banner advertising.

We have not conducted any market research into the likelihood of our success or the acceptance of our business model by potential advertisers, but we believe that creating a comprehensive online research site that addresses the needs of current and future Coachella Valley property owners has the ability to generate significant revenue given the recent growth of web advertising and online markets. However, as of September 29, 2011 we had not entered contractual arrangements with any potential advertising partners, and we cannot guarantee that will be able to do so in the future.

Marketing

We plan to engage in a variety of marketing tactics to attract visitors to our website, including using online tools, traditional media and other informational opportunities.

Online Marketing

Our online strategy involves search engine optimization (“SEO”), forming cross-promotional partnerships with related websites and placing advertisements with websites that target markets similar to ours or offer services required by our target markets. We also intend to market our website by creating a database of subscriber email addresses and distributing an e-newsletter to registered users of our website on a monthly basis. The purpose of this will be to advise them of updated web content as well as additional developments or activities in the region that may be of interest to them. We will also make the newsletter available for download on our site free of charge to every Internet user.

One of our goals is to have our website rank highly on main Internet search engines such as Google through the use of keywords. Since most search engines use automated devices to index the content of webpages in order to optimize search results, we intend to include descriptive keywords that provide abundant clues to the automated devices about the content of our site. This SEO tool will allow us to increase our Internet profile quickly and inexpensively.

We also plan to use META description tags on our website that are indexed by the same automated devices. These tags are a description of the content of a webpage that include the main keywords and keyphrases on the page. The use of META description tags is an SEO tool that will drive traffic to our website since many search engines will include these descriptions below the hyperlinked title of our site in their search results.

Other SEO tools we intend to implement in the development of our website include creating a site map with links to all our webpages and adding HTML links at the bottom of each webpage (both of which will ensure the existence of a chain of hyperlinks that will take the automated search engine devices to every page on our site) and using keywords in hyperlinks. We may also consider creating an informative YouTube video that mentions our site since most search engines these days display relevant videos, images and local businesses near the top of any search results page.

From another SEO perspective, we anticipate that we will submit our website to key specialized and general Internet directories once we have developed it to a satisfactory extent, and that we will request reciprocal links from businesses relevant to our target market (these are known as banner exchanges). We also plan to write short articles in our area of expertise and distribute them to editors as free content for their email newsletters and websites to increase our visibility. In return, we will request that a link to our site and a simple description of our business be included with the article. We expect that issuing periodic news releases about the Coachella Valley real estate industry and related topics to online databases will help us achieve our desired SEO effect.

Traditional Marketing

In addition to online marketing, we also plan to promote our website through traditional media such as newspapers and trade magazines. These sources will enable us to create broad awareness of the services we are capable of providing, especially for those unfamiliar with the often confusing structure of the Internet. A number of local print publications service the Coachella Valley’s diverse population, and we intend to advertise in those with both a general focus (for example, the daily broadsheet The Desert Sun) and a more nuanced market focus (for example, the myriad golf-related pamphlets available in the region’s many hotels and retail establishments).

We also plan to advertise in media that possess a substantial base of readers in our primary target market, such as Reader’s Digest, Home & Garden and Zoomer (which is associated with the Canadian Association of Retired Persons). Finally, we intend to distribute marketing and promotional material to our management’s existing contacts to make potential users aware of our website’s features.

Other Informational Marketing

Apart from our online and traditional media strategies, we are prepared to join organizations and attend conferences and tradeshows to relevant to our target market. These need not be industry-specific, as we anticipate that general events bearing some relationship to purchasing real estate or vacationing in resort destinations will be as effective in promoting our website as tradeshows geared towards specific time-share opportunities in southern California or the Coachella Valley. Our participation in this type of marketing may therefore take the form of anything from attending winter travel expos in Canadian cities to participating in realtor conferences in Palm Springs.

Regardless of the marketing approach that is our current focus, our aim will be to develop a campaign that makes users aware of the website’s features and is based on both direct (i.e. user comments) and indirect (i.e. patterns of use) user feedback.

Competition

There are many service providers with whom we must compete, including those directly involved in the real estate industry. These include both established and start-up online service providers as well as specialized traditional media outlets with a similar focus who are also actively seeking to solicit advertising revenue from a variety of sources. We are a relatively new development stage company and currently occupy a weak competitive position. Competition to acquire advertising dollars is intense, and we may lack the professional contacts or expertise available to other organizations.

Although we feel that we do not have any direct competitors, some of our more prominent indirect competitors are the Multiple Listing Service (“MLS”) and Arizona for Canadians, a private company established by a former resident of Toronto, Ontario, Canada. We will also compete to some extent with websites established by real estate brokers and companies, but these are generally highly specialized (in terms both geographic area and the type of property listings) and do not offer as broad a range of information.

MLS

The Multiple Listing Service is a platform that lists properties available for sale by realtors and other member industry professionals in various cities and regions of the United States. Its web service, www.mls.com, allows users to search MLS real estate listings by specific criteria and also features real estate news, common real estate questions and answers, real estate classes, mortgage information and a mortgage calculator. It has the ability to locate both new and old homes for sale, acreage, lots, land, commercial property and investment property, and is the de facto standard for real estate agents.

Arizona for Canadians

Arizona for Canadians is a company with a business focus similar to ours that targets Canadians seeking to purchase a second home or investment property in Arizona. It is likewise targeted at snowbirds, and the company’s website contains an array of information on various regions of the state, buyer testimonials, the buying process and investor information.  Based in Phoenix, the company consists of licensed realtors, property managers and financing specialists, and it purports to offer its clients a full-service approach that differs from ours because of its hands-on approach. Arizona for Canadians also relies to a significant extent on its marketing program, including seminars, and it has garnered attention from several Canadian and U.S. cable television networks.

Many of the service providers with which we will compete for financing and advertising revenue have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on such matters as website development, content distribution, hiring business development personnel and informational marketing. This advantage could enable prospective investors to perceive that our competitors represent a more attractive investment opportunity than us and reduce the amount of financing we are able to secure. Similarly, such a perception could adversely impact our ability to generate advertising revenues from our business.

General competitive conditions may be substantially affected by various forms of Internet-related legislation and/or regulations introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including interest rates, market conditions and the state of the Coachella Valley real estate industry.

In the face of competition, we may not be successful in generating advertising revenue from our website, and we cannot provide any assurance that we be able to do so. Despite this, we hope to compete successfully as an online service provider by:

●	keeping our costs low;

●	relying on the strength of our management’s contacts; and

●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Privacy Policy

Certain features of our website, including the community forum, will require that each user register and supply personal information that allows us to identify him or her. We will also automatically collect information from any computer used to browse our website, such as which pages of the site are visited and which links are used to conduct research. This information includes the user’s IP address, computer and connection information, browser type and version, operating system and platform, the address of the webpages visited immediately before and after using our site and the Internet cookie number.

When a user registers on our site we will collect and store the user’s first and last name, email address, password, communication preferences and the user’s answer to a security question of the user’s choice. Each user will also have the option of providing us with additional personal information to complete his or her member profile such as the user’s geographic location, mailing address and telephone number. In addition, we may obtain other information about users through their message board postings, comments and responses to any surveys that we may distribute.

We will only use the information we collect to:

●	provide users with the information and services they request;

●	customize the experience of users on our website;

●	communicate with users about their experience on our site;

●	send users targeted marketing and promotional offers based on their communication preferences;

●	measure and improve our website;

●	address user complaints and troubleshoot technical problems; and

●	analyze site and user behavior.

Users may opt out of receiving marketing and promotional communications from us at any time by changing their communication preferences or by following a link at the bottom of each message they receive from us.

We will restrict access to a user’s personal information to those individuals that require the information in order to operate, develop or improve our services, and we plan to use physical, electronic and administrative safeguards, including advanced firewall and password protection for our databases, that are designed to protect the security of personal information. However, there exists the possibility that third parties will unlawfully intercept or access transmissions or private communications, and we cannot guarantee that a user’s personal information will always remain private.

Users of our website may also have the opportunity to register to receive information about third-party products and services. If a user does so, we will provide information about that user to selected third parties with whom we have developed relationships. We will not sell or provide the personal information of our users to any unauthorized third party, and we will not tolerate spam or send communications to anyone without their permission. We intend to address and investigate all complaints concerning the receipt of unsolicited email that is in some way associated with us.

We may disclose personal information about our users when permitted by law or under the good faith belief that such disclosure is necessary under applicable law to comply with legal process, protect our property or interests, or protect personal safety or the public. If a user account is terminated or suspended, we may also retain the user’s personal information to prevent re-registration, comply with applicable laws, resolve disputes, analyze or troubleshoot problems, enforce our terms and conditions or take any other actions otherwise permitted by law.

We reserve the rights to make changes to our privacy policy from time to time and will post the amended terms on our website. All such amended terms will become effective immediately.

Intellectual Property

We currently own the copyright in the contents of our website, but we have not filed for any protection of our trademark. We do not have any other intellectual property.

Expenses

During the next 12 months (beginning October 2011) we plan to incur approximately $346,000 in expenses to carry out our business plan. Of this amount, we anticipate that we will spend $20,000 on completing the development of and maintaining our website, $80,000 on hiring two part-time business development consultants, $140,000 on marketing and advertising expenses and $126,000 on general working capital expenses. For more information on our planned expenditures see the "Management’s Discussion and Analysis of Financial Position and Results of Operations" section elsewhere in this annual report.

Employees and Consultants

As of September 29, 2011 we did not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, Carol Callaghan, works as a part-time consultant in the areas of business development and management and contributes approximately 20% of her time to us. For the rest of the time, Ms. Callaghan works as a real estate agent for a nationally-recognized agency. Since we do not have a formal agreement or policy with respect to conflicts of interest, we cannot assure you that any conflicts that may arise will be resolved in our favor. Additional disclosure regarding conflicts of interest is included in the “Directors, Executive Officers, Promoters and Control Persons” section of this annual report.

We currently engage independent contractors in the areas of accounting, legal and auditing services. We plan to retain two business development consultants on a part-time basis over the next 12 months to assist in the areas of consulting, marketing and other services. We anticipate that our relationship with these consultants will be one of independent contractors.

Government Regulations

We must adhere to a number of foreign and domestic laws and regulations that affect companies conducting business using the Internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property are constantly being debated and revised in countries throughout the world. We therefore face risks from any proposed legislation that may be passed in the future.

In the United States, laws relating to the liability of online service providers for the activities of their users and third parties are currently being tested by a number of claims, which include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also dealing with similar claims. Any court ruling that imposes liability on online service providers for the activities of their users and third parties could have a detrimental effect on our business.

A range of other laws and new interpretations of existing laws could also impact on our business. For example, the Digital Millennium Copyright Act includes provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights. In the area of data protection, many states have passed laws requiring that users be notified of any personal data security breach, such as California’s Information Practices Act. Any failure on our part to comply with these laws may subject us to significant liabilities.

Similarly, the application of existing laws prohibiting, regulating or requiring licenses for certain activities of our potential advertisers, including, for example, the provision of financial and real estate services, the distribution of pharmaceuticals, or the sale of alcohol or firearms, is sometimes unclear. The application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users.

We also face risks attributable to the failure of the government to preserve the Internet’s basic neutrality regarding the services and sites that users can access through their broadband Internet service providers. Such a failure could limit the pace of innovation and the ability of small businesses and entrepreneurs to develop and deliver new features and services on the Internet.

Finally, we are also subject to federal, state and foreign laws regarding privacy and the protection of user data. As described above, we plan to post our privacy policies and practices concerning the use and disclosure of user data on our website in connection with the completion of its development.

We plan to comply with all statutory and regulatory provisions governing our operations; however, such laws and regulations may significantly increase our costs of compliance, and authorities may also impose administrative, civil and criminal penalties for non-compliance. Legislation affecting online service providers is subject to constant review, and the regulatory burden frequently increases. Changes in any of the laws and regulations could have a material adverse effect on our business, and in view of the many uncertainties surrounding current and future laws and regulations, including their applicability to our operations, we cannot predict their overall effect on our business. We also cannot provide any assurance that we will be able to comply with future changes in any statutes or regulations.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive office is located at 15057 Stony Plain Road, Suite 200, Edmonton, Alberta, Canada T5P 4W1. This office is provided to us by Carol Callaghan, our sole officer and director.  As of September 29, 2011 we had not entered into any lease agreement for this office, but we began to recognize rent expenses of approximately $200 per month for this office beginning in July 2010. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

Item 3.  Legal Proceedings

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “DSET”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on January 13, 2011. However, since that date there have been no trades in our common stock.

Holders

As of September 29, 2011 there were approximately five holders of record of our common stock. We do not believe that any beneficial owners hold their shares of our common stock in street name.

Dividends

As of September 29, 2011 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of September 29, 2011 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities during the period covered by this annual report.

Item 6.  Selected Financial Data

Not required.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history. From our inception on July 30, 2008 to June 30, 2011 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the fiscal year ended June 30, 2011 we incurred total operating expenses of $50,191, including $34,274 in professional fees and $15,917 in general and administrative expenses. During the fiscal year ended June 30, 2010 we incurred total operating expenses of $32,583, including $12,604 in website development costs, $19,710 in professional fees and $269 in general and administrative expenses.

The increase in our total operating expenses during the fiscal year ended March 31, 2011 was primarily due to increases in our professional fees associated with carrying on business as a public company and our general and administrative expenses due to transfer agent fees and filing fees. This was offset to some extent by a decrease in our website development costs during the year.

From our inception on July 30, 2008 to June 30, 2011 we incurred total operating expenses of $119,656, including $12,604 in website development costs, $88,989 in professional fees and $18,063 in general and administrative expenses.

Our general and administrative expenses consist of transfer agent fees, filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees include legal, accounting and auditing costs.

Net Loss

During the fiscal year ended June 30, 2011 we incurred a net loss of $50,191, compared to a net loss of $32,583 during the fiscal year ended June 30, 2010. We did not experience any net loss per share during either fiscal year. From our inception on July 30, 2008 to June 30, 2011 we incurred a net loss of $119,656.

Liquidity and Capital Resources

As of June 30, 2011 we had no cash or assets, $58,156 in total liabilities, a working capital deficit of $58,156 and an accumulated deficit of $119,656.

We are solely dependent on funds raised through equity financing. Our net loss of $119,656 from our inception on July 30, 2008 to June 30, 2011 was funded by equity financing and advances from related parties. Since our inception on July 30, 2008 we have raised gross proceeds of $61,500 in cash from the sale of our common stock.

During the fiscal year ended June 30, 2011 we spent net cash of $33,216 on operating activities. During the fiscal year ended June 30, 2010 we spent net cash of $59,015 on operating activities. From our inception on July 30, 2008 to June 30, 2011 we spent net cash of $104,245 on operating activities, all of which was attributable to our net loss as described above, as offset by $15,018 in accrued liabilities accumulated during our most recent fiscal year.

During the fiscal year ended June 30, 2011 we received net cash of $32,745 from financing activities, $32,000 of which was in the form of advances from related parties. During the fiscal year ended June 30, 2010 we received net cash of $5,000 from financing activities, all of which was in the form of advances from related parties. From our inception on July 30, 2008 to June 30, 2011 we received net cash of $104,245 from financing activities, including $61,500 from the issuance of our common stock, $42,000 in advances from related parties and $745 in bank indebtedness.

For the next 12 months (beginning October 2011) we intend to:

●	retain two business development consultants to assist us in marketing and promoting our website;

●	enter into agreements with various service providers to advertise their services on our website; and

●	complete private and/or public financing to help cover the cost of operating our business for the foreseeable future.

We expect to require approximately $346,000 in financing to continue our planned operations over the 12 months. Our proposed expenditures (beginning October 2011) for that time period are summarized as follows:

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

Based on our planned expenditures, we require additional funds of approximately $346,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the fiscal year ended June 30, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 740, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. We have not, to the date of our financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

Desert Canadians Ltd.
(A Development Stage Company)

June 30, 2011

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the President and Stockholders of
Desert Canadians Ltd.

We have audited the accompanying balance sheets of Desert Canadians Ltd (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows from inception (July 30, 2008) to June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Canadians Ltd. as of June 30, 2011 and 2010 and the results of operations and cash flows from inception (July 30, 2008) to June 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has an accumulated deficit of $119,656 at June 30, 2011. These factors, and others discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Haynie & Company
Littleton, CO
September 28, 2011

Desert Canadians Ltd.
Balance Sheets
(A Development Stage Company)
(Expressed in U.S. dollars)

	June 30, 2011 $	June 30, 2010 $

ASSETS

Current Assets

Cash	–	471
Prepaid expenses	–	1,935

Total Current Assets	–	2,406

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	745	–
Accounts payable and accrued liabilities	15,018	–
Due to related parties (Note 3)	42,393	10,371

Total Current Liabilities	58,156	10,371

Contingency (Note 1)

Stockholders’ Deficit

Common stock Authorized: 220,000,000 shares, par value $0.00001; 40,086,000 shares issued and outstanding	401	401

Additional paid-in capital	61,099	61,099

Deficit accumulated during the development stage	(119,656)	(69,465)

Total Stockholders’ Deficit	(58,156)	(7,965)

Total Liabilities and Stockholders’ Deficit	–	2,406

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Statements of Operations
(A Development Stage Company)
(Expressed in U.S. dollars)

	For the Year Ended June 30, 2011 $	For the Year Ended June 30, 2010 $	Accumulated from July 30, 2008 (Date of Inception) to June 30, 2011 $

Revenue	–	–	–

Operating Expenses

General and administrative	15,917	269	18,063
Professional fees	34,274	19,710	88,989
Website development costs	–	12,604	12,604

Total Operating Expenses	50,191	32,583	119,656

Net Loss	(50,191)	(32,583)	(119,656)

Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	40,086,000	40,086,000

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in U.S. dollars)

	For the Year Ended June 30, 2011 $	For the Year Ended June 30, 2010 $	Accumulated from July 30, 2008 (Date of Inception) to June 30, 2011 $

Operating Activities

Net loss	(50,191)	(32,583)	(119,656)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	15,018	(24,660)	15,018
Due to related parties	22	163	393
Prepaid expenses	1,935	(1,935)	–

Net Cash Used in Operating Activities	(33,216)	(59,015)	(104,245)

Financing Activities

Bank indebtedness	745	–	745
Issuance of common stock	–	–	61,500
Advances from related parties	32,000	5,000	42,000

Net Cash Provided by Financing Activities	32,745	5,000	104,245

Change in Cash	(471)	(54,015)	–

Cash – Beginning of Period	471	54,486	–

Cash – End of Period	–	471	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from July 30, 2008 (Date of Inception) to June 30, 2011
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance – July 30, 2008 (Date of Inception)	–	–	–	–	–

Common stock issued for cash at $0.001 per share	40,000,000	400	39,600	–	40,000

Common stock issued for cash at $0.25 per share	86,000	1	21,499	–	21,500

Net loss for the period	–	–	–	(36,882)	(36,882)

Balance – June 30, 2009	40,086,000	401	61,099	(36,882)	24,618

Net loss for the year	–	–	–	(32,583)	(32,583)

Balance – June 30, 2010	40,086,000	401	61,099	(69,465)	(7,965)

Net loss for the year	–	–	–	(50,191)	(50,191)

Balance – June 30, 2011	40,086,000	401	61,099	(119,656)	(58,156)

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
June 30, 2011
(Expressed in U.S. dollars)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at June 30, 2011, the Company has an accumulated deficit of $119,656 since inception and has a working capital deficit of $58,156. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Principles

a)  Basis of Presentation and Fiscal Year

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, and are expressed in US dollars. The Company’s fiscal year end is June 30.

b)  Use of Estimates

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

c)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)  Fair Value of Financial Instruments

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

e)  Foreign Currency Translation

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

f)  Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
June 30, 2011
(Expressed in U.S. dollars)

2.  Summary of Significant Accounting Principles (continued)

g)  Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)  Basic and Diluted Net Income (Loss) Per Share

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

i)  Income Taxes

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

j)  Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Related Party Transactions

a)
As at June 30, 2011, the Company is indebted to the President of the Company for $393 (2010 - $371) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)
As at June 30, 2011, the Company is indebted to the spouse of the President of the Company for $42,000 (2010 - $10,000) for advances provided to the Company, which is non-interest bearing, unsecured and due on demand.

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
June 30, 2011
(Expressed in U.S. dollars)

4.  Income Tax

The Company has a net operating loss carry-forward of $119,656 available to offset taxable income in future years expiring in fiscal 2030.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30, 2011 $	June 30, 2010 $

Income tax recovery at statutory rate	17,567	11,404

Valuation allowance change	(17,567)	(11,404)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities are as follows:

	June 30, 2011 $	June 30, 2010 $

Net operating loss carry-forward	41,880	24,313

Valuation allowance	(41,880)	(24,313)

Net deferred income tax asset	–	–

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We do not have a majority of independent directors on our Board of Directors and we have no policy on fraud and no code of ethics at this time.

2.	All cash management is conducted by our sole officer, which may result in misappropriation of funds.

3.	Our lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.

4.	We are in the development stage with limited resources and limited monitoring of internal control and assessment of risk is conducted.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, that permits us to provide only management’s report in this annual report.

Changes in Internal Control

During the three months ended June 30, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Bylaws state that our authorized number of directors shall be not less than one or more than 15 and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one. We currently have only one director.

The following table sets forth the name, age and positions of our sole officer and director as of September 29, 2011.

Name	Age	Position
Carol Callaghan	60	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Ms. Callaghan will serve as our sole director until our next annual shareholder meeting or until her successor is elected who accepts the position. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Carol Callaghan – President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Carol Callaghan has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director since our inception on July 30, 2008.

Ms. Callaghan has been a realtor with Royal LePage Canada in Edmonton, Alberta, Canada since 2002. In both 2004 and 2005 she received the President’s Gold Award for her work at the agency, and in both 2006 and 2007 she was the recipient of the Director’s Platinum Award for her contribution to the company. During her tenure with Royal LePage, Ms. Callaghan has acquired a considerable degree of knowledge about the real estate industry, and vacation properties in particular, as well as developed a wealth of industry contacts. This, in combination with her status as a prize-winning realtor, led us to conclude that Ms. Callaghan should serve as our director in light of our business and structure.

Ms. Callaghan holds Bachelor of Arts and Bachelor of Education degrees from the University of Alberta. During the past five years, Ms. Callaghan has not been a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.

Conflicts of Interest

Carol Callaghan, our sole officer and director, is not obligated to commit her full time and attention to our business and, accordingly, she may encounter a conflict of interest in allocating her time between our operations and those of other businesses. Ms. Callaghan is currently employed as a real estate agent with a nationally-recognized agency in Edmonton, Alberta, Canada, and in the course of her employment, she may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which she owes a fiduciary duty. As a result, she may have a conflict of interest in determining to which entity a particular business opportunity should be presented. Ms. Callaghan may also in the future become affiliated with entities engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Since we do not have a formal agreement with Ms. Callaghan or a formal policy with respect to conflicts of interest, we cannot assure you that any conflicts that may arise will be resolved in our favor. However, we plan to adopt a code of ethics that obligates our current and future directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described in this annual report, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

●	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

●	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board of Directors to carry out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on our Board of Directors.

Director Nominees

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board, and does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board. If security holders wish to recommend candidates directly to our Board, they may do so by communicating directly with our President at the address specified on the cover of this annual report.

Item 11.  Executive Compensation

Our sole executive officer and director did not receive any compensation from us from our inception on July 30, 2008 to June 30, 2011. Pursuant to Item 402(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to this individual.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that options to purchase shares of our common stock may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole participates in the consideration of executive compensation.

Compensation of Directors

Our sole director did not receive any compensation for her services as a director from our inception on July 30, 2008 to June 30, 2011. We have no formal plan for compensating our sole director or any other directors for their services in the future in their capacity as directors, although such individuals are expected to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of September 29, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of September 29, 2011, there were 40,086,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Carol Callaghan (1) 372 – 11215 Jasper Avenue Edmonton, Alberta Canada T5N 3M7	40,000,000	99.8
	All Officers and Directors as a Group	40,000,000	99.8

(1)	Carol Callaghan is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director.

Change of Control

As of September 29, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As at June 30, 2011 we were indebted $393 to Carol Callaghan, our sole officer and director, for expenses paid on our behalf. This amount is non-interest bearing, unsecured and due on demand.

As at June 30, 2011 we were indebted $42,000 to Rick Brezer, the spouse of Ms. Callaghan, for advances provided to us. This amount is non-interest bearing, unsecured and due on demand.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Our sole director, Carol Callaghan, does not meet this definition of independence because she is also our sole officer.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Haynie & Company, in connection with the audit of our financial statements for the years ended June 30, 2011 and 2010, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended June 30, 2011 ($)	Year Ended June 30, 2010 ($)
Audit fees	16,027	12,417
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	16,027	12,417

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2011.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)   Financial Statements

See the “Index to Financial Statements” set forth on page 15 of this annual report.

(a)(2)   Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Website Development Agreement with Pixel Blue fx dated October 29, 2009 (1)
31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Included as exhibits to our registration statement on Form S-1 filed on July 7, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2011	Desert Canadians Ltd.

	By:	/s/ Carol Callaghan
Carol Callaghan
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Carol Callaghan	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	September 29, 2011
Carol Callaghan