Form 10-K/A
period 2011-06-30
Desert Canadians Ltd.
filed 2011-11-04
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) solely to furnish the Extensible Business Reporting Language information in Exhibit 101 that was excluded from our timely filed Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as required by Rule 405 of Regulation S-T. This Amendment No. 1 makes no other changes to and does not reflect any events occurring after the filing of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 2011 other than updating the Index to Exhibits.

2

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Website Development Agreement with Pixel Blue fx dated October 29, 2009 (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase(3)
101.PRE	XBRL Taxonomy Presentation Linkbase(3)

(1)	Included as exhibits to our registration statement on Form S-1 filed on July 7, 2010.

(2)	Included as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal period ended June 30, 2011, filed with the Securities and Exchange Commission on September 29, 2011.

(3)	Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2011	Desert Canadians Ltd.

	By:	/s/ Carol Callaghan
Carol Callaghan
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

4