Form 10-Q
period 2011-12-31
Desert Canadians Ltd.
filed 2012-02-14
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☑   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 14, 2012 the registrant’s outstanding common stock consisted of 40,086,000 shares.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Desert Canadians Ltd.

(A Development Stage Company)

(unaudited)

December 31, 2011

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Desert Canadians Ltd.

Balance Sheets

(A Development Stage Company)

(Expressed in U.S. dollars)

	December 31, 2011 $	June 30, 2011 $
	(unaudited)
ASSETS

Current Assets

Prepaid expenses	600	—

Total Current Assets	600	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	1,243	745
Accounts payable and accrued liabilities	13,121	15,018
Due to related parties (Note 3)	66,946	42,393

Total Current Liabilities	81,310	58,156

Contingency (Note 1)

Stockholders’ Deficit

Common stock
Authorized: 220,000,000 shares, par value $0.00001; 40,086,000 shares issued and outstanding	401	401

Additional paid-in capital	61,099	61,099

Deficit accumulated during the development stage	(142,210)	(119,656)

Total Stockholders’ Deficit	(80,710)	(58,156)

Total Liabilities and Stockholders’ Deficit	600	—

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

Statements of Operations

(A Development Stage Company)

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended December 31, 2011 $	For the Three Months Ended December 31, 2010 $	For the Six Months Ended December 31, 2011 $	For the Six Months Ended December 31, 2010 $	Accumulated from July 30, 2008 (Date of Inception) to December 31, 2011 $

Revenue	—	—	—	—	—

Operating Expenses

General and administrative	2,214	14,072	2,907	14,124	20,970
Professional fees	9,800	8,216	19,647	22,374	108,636
Website development costs	—	—	—	—	12,604

Total Operating Expenses	12,014	22,288	22,554	36,498	142,210

Net Loss	(12,014)	(22,288)	(22,554)	(36,498)	(142,210)

Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	40,086,000	40,086,000	40,086,000	40,086,000

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

Statements of Cash Flows

(A Development Stage Company)

(Expressed in U.S. dollars)

(unaudited)

	For the Six Months Ended December, 2011 $	For the Six Months Ended December, 2010 $	Accumulated from July 30, 2008 (Date of Inception) to December 31, 2011 $

Operating Activities

Net loss	(22,554)	(36,498)	(142,210)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(1,897)	17,839	13,121
Due to related parties	1,553	13	1,946
Prepaid expenses	(600)	—	(600)

Net Cash Used in Operating Activities	(23,498)	(18,646)	(127,743)

Financing Activities

Bank indebtedness	498	—	1,243
Issuance of common stock	—	—	61,500
Advances from related parties	23,000	27,000	65,000

Net Cash Provided by Financing Activities	23,498	27,000	127,743

Change in Cash	—	8,354	—

Cash – Beginning of Period	—	471	—

Cash – End of Period	—	8,825	—

Supplemental Disclosures

Interest paid	—	—	—
Income taxes paid	—	—	—

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

Notes to the Financial Statements

(A Development Stage Company)

December 31, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at December 31, 2011, the Company has an accumulated deficit of $142,210 since inception and has a working capital deficit of $80,710. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Desert Canadians Ltd.

Notes to the Financial Statements

(A Development Stage Company)

December 31, 2011

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.	Related Party Transactions

a)	As at December 31, 2011, the Company is indebted to the President of the Company for $1,946 (June 30, 2011 - $371) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	As at December 31, 2011, the Company is indebted to the spouse of the President of the Company for $65,000 (June 30, 2011 - $42,000) for advances provided to the Company, which is non-interest bearing, unsecured and due on demand.

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

Results of Operations

Revenues

We have limited operational history. From our inception on July 30, 2008 to December 31, 2011 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended December 31, 2011 we incurred total operating expenses of $12,014, including $9,800 in professional fees and $2,214 in general and administrative expenses. During the same period in the previous fiscal year we incurred total operating expenses of $22,228, including $8,216 in professional fees and $14,072 in general and administrative expenses.

During the six months ended December 31, 2011 we incurred total operating expenses of $22,554, including $19,647 in professional fees and $2,907 in general and administrative expenses. During the same period in the previous fiscal year we incurred total operating expenses of $36,498, including $22,374 in professional fees and $14,124 in general and administrative expenses.

The decrease in our total operating expenses during the three and six months ended December 31, 2011 was primarily due to a decrease in our general and administrative expenses that was associated with completing the payment of our transfer agent set-up fees.

From our inception on July 30, 2008 to December 31, 2011 we incurred total operating expenses of $142,210, including $12,604 in website development costs, $108,636 in professional fees and $20,970 in general and administrative expenses.

Our general and administrative expenses consist of transfer agent fees, filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees include legal, accounting and auditing costs.

Net Loss

During the three months ended December 31, 2011 we incurred a net loss of $12,014, compared to a net loss of $22,288 during the same period in the previous fiscal year. During the six months ended December 31, 2011 we incurred a net loss of $22,554, compared to a net loss of $36,498 during the same period in the previous fiscal year. From our inception on July 30, 2008 to December 31, 2011 we incurred a net loss of $142,210. We did not experience any net loss per share during these periods.

Liquidity and Capital Resources

As of December 31, 2011 we had no cash, $600 in total assets, $81,310 in total liabilities, a working capital deficit of $80,710 and an accumulated deficit of $142,210.

We are solely dependent on funds raised through equity financing. Our net loss of $142,210 from our inception on July 30, 2008 to December 31, 2011 was funded by equity financing and advances from related parties. Since our inception on July 30, 2008 we have raised gross proceeds of $61,500 in cash from the sale of our common stock.

During the six months ended December 31, 2011 we spent net cash of $23,498 on operating activities, substantially all of which was attributable to our net loss for the period as described above. During the same period in the previous fiscal year we spent net cash of $18,646 on operating activities, including $17,839 on the settlement of accounts payable. From our inception on July 30, 2008 to December 31, 2011 we spent net cash of $127,743 on operating activities, the vast majority of which was also attributable to our net loss as described above.

During the six months ended December 31, 2011 we received net cash of $23,498 from financing activities, $23,000 of which was in the form of advances from related parties. During the same period in the previous fiscal year we received net cash of $27,000 from financing activities, all of which was in the form of advances from related parties. From our inception on July 30, 2008 to December 31, 2011 we received net cash of $127,743 from financing activities, including $61,500 from the issuance of our common stock and $65,000 in advances from related parties.

For the next 12 months (beginning February 2012) we intend to:

•	retain two business development consultants to assist us in marketing and promoting our website;

•	enter into agreements with various service providers to advertise their services on our website; and

•	complete private and/or public financing to help cover the cost of operating our business for the foreseeable future.

We expect to require approximately $346,000 in financing to continue our planned operations over the 12 months. Our proposed expenditures (beginning February 2012) for that time period are summarized as follows:

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

Going Concern

Our financial statements for the three and six months ended December 31, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Changes in Internal Control

During the three months ended December 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Canadians Ltd.
(Registrant)

Date: February 14, 2012	/s/ Carol Callaghan
Carol Callaghan
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

