Form 10-Q
period 2012-03-31
Desert Canadians Ltd.
filed 2012-05-15
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2012 the registrant’s outstanding common stock consisted of 40,086,000 shares.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Desert Canadians Ltd.

(A Development Stage Company)

(unaudited)

March 31, 2012

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Desert Canadians Ltd.

Balance Sheets

(A Development Stage Company)

(Expressed in U.S. dollars)

	March 31, 2012 $	June 30, 2011 $
	(unaudited)
ASSETS
Current Assets
Cash	3,628	–
Total Current Assets	3,628	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	–	745
Accounts payable and accrued liabilities	13,155	15,018
Due to related parties (Note 3)	75,418	42,393
Total Current Liabilities	88,573	58,156

Contingency (Note 1)

Stockholders’ Deficit
Common stock
Authorized: 220,000,000 shares, par value $0.00001; 40,086,000 shares issued and outstanding	401	401
Additional paid-in capital	61,099	61,099
Deficit accumulated during the development stage	(146,445)	(119,656)
Total Stockholders’ Deficit	(84,945)	(58,156)
Total Liabilities and Stockholders’ Deficit	3,628	–

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

Statements of Operations

(A Development Stage Company)

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2012 $	For the Three Months Ended March 31, 2011 $	For the Nine Months Ended March 31, 2012 $	For the Nine Months Ended March 31, 2011 $	Accumulated from July 30, 2008 (Date of Inception) to March 31, 2012 $

Revenue	–	–	–	–	–

Operating Expenses
General and administrative	5,566	897	8,473	15,021	26,536
Professional fees	(1,331)	5,002	18,316	27,376	107,305
Website development costs	–	–	–	–	12,604
Total Operating Expenses	4,235	5,899	26,789	42,397	146,445
Net Loss	(4,235)	(5,899)	(26,789)	(42,397)	(146,445)

Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding	40,086,000	40,086,000	40,086,000	40,086,000

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

Statements of Cash Flows

(A Development Stage Company)

(Expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended March 31, 2012 $	For the Nine Months Ended March 31, 2011 $	Accumulated from July 30, 2008 (Date of Inception) to March 31, 2012 $

Operating Activities
Net loss	(26,789)	(42,397)	(145,845)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,863)	16,937	13,155
Due to related parties	10,025	20	10,418
Net Cash Used in Operating Activities	(18,627)	(25,440)	(122,872)
Financing Activities
Bank indebtedness	(745)	–	–
Issuance of common stock	–	–	61,500
Advances from related parties	23,000	27,000	65,000
Net Cash Provided by Financing Activities	22,255	27,000	126,500
Change in Cash	3,628	1,560	3,628
Cash – Beginning of Period	–	471	–
Cash – End of Period	3,628	2,031	3,628

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

Notes to the Financial Statements

(A Development Stage Company)

March 31, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at March 31, 2012, the Company has an accumulated deficit of $146,445 since inception and has a working capital deficit of $84,945. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Principles

a)	Basis of Presentation and Fiscal Year

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, and are expressed in US dollars. The Company’s fiscal year end is June 30.

b)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2011.

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

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Desert Canadians Ltd.

Notes to the Financial Statements

(A Development Stage Company)

March 31, 2012

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.	Related Party Transactions

a)	As at March 31, 2012, the Company is indebted to the President of the Company for $1,951 (June 30, 2011 - $371) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	As at March 31, 2012, the Company is indebted to a related company for $73,466 (June 30, 2011 - $42,000) for expenses paid for on behalf of the Company and advances provided to the Company, which is non-interest bearing, unsecured and due on demand.

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

Results of Operations

Revenues

We have limited operational history. From our inception on July 30, 2008 to March 31, 2012 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended March 31, 2012 we incurred total operating expenses of $4,235, which consisted of $5,566 in general and administrative expenses as offset by a positive adjustment of $1,331 in professional fees. During the same period in the previous fiscal year we incurred total operating expenses of $5,899, including $5,002 in professional fees and $897 in general and administrative expenses.

During the nine months ended March 31, 2012 we incurred total operating expenses of $26,789, including $18,316 in professional fees and $8,473 in general and administrative expenses. During the same period in the previous fiscal year we incurred total operating expenses of $42,397, including $27,376 in professional fees and $15,021 in general and administrative expenses.

The decrease in our total operating expenses during the three months ended March 31, 2012 was primarily due to a significant decrease in our professional fees, while the decrease in our total operating expenses during the nine months ended March 31, 2012 was due to decreases in both our professional fees and general and administrative expenses, and in particular those expenses associated with completing our transfer agent set-up.

From our inception on July 30, 2008 to March 31, 2012 we incurred total operating expenses of $146,445, including $12,604 in website development costs, $107,305 in professional fees and $26,536 in general and administrative expenses.

Our general and administrative expenses consist of transfer agent fees, filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees include legal, accounting and auditing costs.

Net Loss

During the three months ended March 31, 2012 we incurred a net loss of $4,235, compared to a net loss of $5,899 during the same period in the previous fiscal year. During the nine months ended March 31, 2012 we incurred a net loss of $26,789, compared to a net loss of $42,397 during the same period in the previous fiscal year. From our inception on July 30, 2008 to March 31, 2012 we incurred a net loss of $146,445. We did not experience any net loss per share during these periods.

Liquidity and Capital Resources

As of March 31, 2012 we had $3,628 in cash and total assets, $88,573 in total liabilities, a working capital deficit of $84,945 and an accumulated deficit of $146,445.

We are solely dependent on funds raised through equity financing. Our net loss of $146,445 from our inception on July 30, 2008 to March 31, 2012 was funded by equity financing and advances from related parties. Since our inception on July 30, 2008 we have raised gross proceeds of $61,500 in cash from the sale of our common stock.

During the nine months ended March 31, 2012 we spent net cash of $18,627 on operating activities. During the same period in the previous fiscal year we spent net cash of $25,440 on operating activities. From our inception on July 30, 2008 to March 31, 2012 we spent net cash of $122,872 on operating activities, all of which was attributable to our net loss as described above, as offset by certain changes to our operating assets and accrued liabilities.

During the nine months ended March 31, 2012 we received net cash of $22,255 from financing activities, substantially all of which was in the form of advances from related parties. During the same period in the previous fiscal year we received net cash of $27,000 from financing activities, all of which was in the form of advances from related parties. From our inception on July 30, 2008 to March 31, 2012 we received net cash of $126,500 from financing activities, including $61,500 from the issuance of our common stock and $65,000 in advances from related parties.

For the next 12 months (beginning May 2012) we intend to:

●	retain two business development consultants to assist us in marketing and promoting our website;

●	enter into agreements with various service providers to advertise their services on our website; and

●	complete private and/or public financing to help cover the cost of operating our business for the foreseeable future.

We expect to require approximately $342,500 in financing (a total of $346,000 less our approximately $3,500 in cash as of March 31, 2012) to continue our planned operations over the 12 months. Our proposed expenditures for that time period are summarized as follows:

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

Based on our planned expenditures, we require additional funds of approximately $342,500 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three and nine months ended March 31, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

During the three months ended March 31, 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Desert Canadians Ltd.
(Registrant)

Date: May 15, 2012	/s/ Carol Callaghan
Carol Callaghan
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

