Form 10-K
period 2012-06-30
Desert Canadians Ltd.
filed 2012-09-27
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 31, 2011 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $21,500.

As of September 27, 2012 the registrant’s outstanding common stock consisted of 40,086,000 shares.

PART I

Item 1. Business

As used in this annual report, the terms “we”, “us” and “our” mean Desert Canadians Ltd., unless otherwise indicated. All currency references in this report are to U.S. dollars unless otherwise noted.

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

The address of our website is www.desertcanadians.com. We have not yet finalized the content of the site, but we intend to make it a one-stop or single source destination for the following target markets:

●	Canadians who own or are interested in purchasing real estate in the region, primarily for the purpose of wintering there (“snowbirds”;

●	residents of other countries who also own or are interested in purchasing real estate in the region; and

●	persons of all nationalities who have traveled or are planning to travel to the region for an extended period of time.

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

Website Development

From our inception on July 30, 2008 to June 30, 2012 we spent $12,604 on website development activities. Our website is not yet complete and will require ongoing maintenance, and we therefore estimate that we will spend approximately $20,000 over the next 12 months to develop, upgrade and monitor its contents.

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

We have not conducted any market research into the likelihood of our success or the acceptance of our business model by potential advertisers, but we believe that creating a comprehensive online research site that addresses the needs of current and future Coachella Valley property owners has the ability to generate significant revenue given the recent growth of web advertising and online markets. However, as of the date of this annual report we had not entered contractual arrangements with any potential advertising partners, and we cannot guarantee that will be able to do so in the future.

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

Expenses

During the next 12 months (beginning October 2012) we plan to incur approximately $346,000 in expenses to carry out our business plan. Of this amount, we anticipate that we will spend $20,000 on completing the development of and maintaining our website, $80,000 on hiring two part-time business development consultants, $140,000 on marketing and advertising expenses and $126,000 on general working capital expenses. For more information on our planned expenditures see the “Management’s Discussion and Analysis of Financial Position and Results of Operations” section elsewhere in this annual report.

Employees and Consultants

As of September 27, 2012 we did not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, Carol Callaghan, works as a part-time consultant in the areas of business development and management and contributes approximately 20% of her time to us. For the rest of the time, Ms. Callaghan works as a real estate agent for a nationally-recognized agency. Since we do not have a formal agreement or policy with respect to conflicts of interest, we cannot assure you that any conflicts that may arise will be resolved in our favor. Additional disclosure regarding conflicts of interest is included in the “Directors, Executive Officers, Promoters and Control Persons” section of this annual report.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 15057 Stony Plain Road, Suite 200, Edmonton, Alberta, Canada T5P 4W1. This office is provided to us by Carol Callaghan, our sole officer and director. As of September 27, 2012 we had not entered into any lease agreement for this office, but we began to recognize rent expenses of approximately $200 per month for this office beginning in July 2010. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB under the trading symbol “DSET”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on January 14, 2011; however, on April 17, 2012, our common stock was delisted from the OTC Bulletin Board and it is now quoted exclusively on the OTCQB. There have been no trades in our common stock since it became eligible for quotation on either facility.

Holders

As of September 27, 2012 there were approximately five holders of record of our common stock. We do not believe that any beneficial owners hold their shares of our common stock in street name.

Dividends

As of September 27, 2012 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of September 27, 2012 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities during the period covered by this annual report.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history. From our inception on July 30, 2008 to June 30, 2012 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the fiscal year ended June 30, 2012 we incurred total operating expenses of $33,718, including $24,057 in professional fees and $9,661 in general and administrative expenses. During the fiscal year ended June 30, 2011 we incurred total operating expenses of $50,191, including $34,274 in professional fees and $15,917 in general and administrative expenses. The decrease in our total operating expenses during the fiscal year ended June 30, 2012 was primarily due to decreases in our professional fees associated with carrying on business as a public company.

From our inception on July 30, 2008 to June 30, 2012 we incurred total operating expenses of $153,374, including $12,604 in website development costs, $113,046 in professional fees and $27,724 in general and administrative expenses.

Our general and administrative expenses consist of transfer agent fees, filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees include legal, accounting and auditing costs.

Net Loss

During the fiscal year ended June 30, 2012 we incurred a net loss of $33,718, compared to a net loss of $50,191 during the fiscal year ended June 30, 2011. We did not experience any net loss per share during either fiscal year. From our inception on July 30, 2008 to June 30, 2012 we incurred a net loss of $153,374.

Liquidity and Capital Resources

As of June 30, 2012 we had $738 in cash and total assets, $92,612 in total liabilities, a working capital deficit of $91,874 and an accumulated deficit of $153,374.

We are solely dependent on funds raised through equity financing. Our net loss of $153,374 from our inception on July 30, 2008 to June 30, 2012 was funded by equity financing and advances from related parties. Since our inception on July 30, 2008 we have raised gross proceeds of $61,500 in cash from the sale of our common stock.

During the fiscal year ended June 30, 2012 we spent net cash of $21,517 on operating activities, compared to $33,216 in net cash spending on operating activities during our prior fiscal year. This decrease was largely due to the decrease in our net loss between the two periods as described above. From our inception on July 30, 2008 to June 30, 2012 we spent net cash of $125,762 on operating activities, all of which was attributable to our net loss as described above, as offset by changes in our operating assets and liabilities.

During the fiscal year ended June 30, 2012 we received net cash of $22,255 from financing activities, substantially all of which was in the form of advances from related parties. During the fiscal year ended June 30, 2011 we received net cash of $32,745 from financing activities, substantially all of which was also in the form of advances from related parties. From our inception on July 30, 2008 to June 30, 2012 we received net cash of $126,500 from financing activities, including $61,500 from the issuance of our common stock and $65,000 in advances from related parties.

For the next 12 months (beginning October 2012) we intend to:

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

Based on our planned expenditures, we will require additional funds of approximately $345,300 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the fiscal year ended June 30, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

Desert Canadians Ltd.

(A Development Stage Company)

June 30, 2012

Financial Statement Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders’ Equity (Deficit)	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the President and Stockholders of
Desert Canadians Ltd.

We have audited the accompanying balance sheets of Desert Canadians Ltd (A Development Stage Company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows from inception (July 30, 2008) to June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Canadians Ltd. as of June 30, 2012 and 2011 and the results of operations and cash flows from inception (July 30, 2008) to June 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $153,374 at June 30, 2012. These factors, and others discussed in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Littleton, CO

September 25, 2012

Desert Canadians Ltd.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2012 $	June 30, 2011 $
ASSETS
Current Assets
Cash	738	–
Total Current Assets	738	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	–	745
Accounts payable and accrued liabilities	12,200	15,018
Due to related parties (Note 3)	80,412	42,393
Total Current Liabilities	92,612	58,156

Contingency (Note 1)

Stockholders’ Deficit
Common stock
Authorized: 220,000,000 shares, par value $0.00001; 40,086,000 shares issued and outstanding	401	401
Additional paid-in capital	61,099	61,099
Deficit accumulated during the development stage	(153,374)	(119,656)
Total Stockholders’ Deficit	(91,874)	(58,156)
Total Liabilities and Stockholders’ Deficit	738	–

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

	For the Year Ended June 30, 2012 $	For the Year Ended June 30, 2011 $	Accumulated from July 30, 2008 (Date of Inception) to June 30, 2012 $
Revenue	–	–	–
Operating Expenses
General and administrative	9,661	15,917	27,724
Professional fees	24,057	34,274	113,046
Website development costs	–	–	12,604
Total Operating Expenses	33,718	50,191	153,374
Net Loss	(33,718)	(50,191)	(153,374)
Loss Per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding	40,086,000	40,086,000

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	For the Year Ended June 30, 2012 $	For the Year Ended June 30, 2011 $	Accumulated from July 30, 2008 (Date of Inception) to June 30, 2012 $
Operating Activities
Net loss	(33,718)	(50,191)	(153,374)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,818)	15,018	12,200
Due to related parties	15,019	22	15,412
Prepaid expenses	–	1,935	–
Net Cash Used in Operating Activities	(21,517)	(33,216)	(125,762)
Financing Activities
Bank indebtedness	(745)	745	–
Issuance of common stock	–	–	61,500
Advances from related parties	23,000	32,000	65,000
Net Cash Provided by Financing Activities	22,255	32,745	126,500
Change in Cash	738	(471)	738
Cash – Beginning of Period	–	471	–
Cash – End of Period	738	–	738
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

For the Period from July 30, 2008 (Date of Inception) to June 30, 2012

(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$
Balance – July 30, 2008 (Date of Inception)	–	–	–	–	–
Common stock issued for cash at $0.001 per share	40,000,000	400	39,600	–	40,000
Common stock issued for cash at $0.25 per share	86,000	1	21,499	–	21,500
Net loss for the period	–	–	–	(36,882)	(36,882)
Balance – June 30, 2009	40,086,000	401	61,099	(36,882)	24,618
Net loss for the year	–	–	–	(32,583)	(32,583)
Balance – June 30, 2010	40,086,000	401	61,099	(69,465)	(7,965)
Net loss for the year	–	–	–	(50,191)	(50,191)
Balance – June 30, 2011	40,086,000	401	61,099	(119,656)	(58,156)
Net loss for the year	–	–	–	(33,718)	(33,718)
Balance – June 30, 2012	40,086,000	401	61,099	(153,374)	(91,874)

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon the continued financial support of its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at June 30, 2012, the Company has an accumulated deficit of $153,374 since inception and has a working capital deficit of $91,874. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Desert Canadians Ltd.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.	Related Party Transactions

a)	As at June 30, 2012, the Company is indebted to the President of the Company for $1,946 (2011 - $393) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	As at June 30, 2012, the Company is indebted to a related company for $78,466 (2011 - $42,000) for expenses paid for on behalf of the Company and advances provided to the Company, which is non-interest bearing, unsecured and due on demand.

4.	Income Tax

The Company has a net operating loss carry-forward of $153,374 available to offset taxable income in future years which commences expiring in fiscal 2030.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30, 2012 $	June 30, 2011 $
Income tax recovery at statutory rate	11,801	17,567
Valuation allowance change	(11,801)	(17,567)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities are as follows:

	June 30, 2012 $	June 30, 2011 $
Net operating loss carry-forward	53,681	41,880
Valuation allowance	(53,681)	(41,880)
Net deferred income tax asset	–	–

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

During the three months ended June 30, 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Bylaws state that our authorized number of directors shall be not less than one or more than 15 and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one. We currently have only one director.

The following table sets forth the name, age and positions of our sole officer and director as of September 27, 2012.

Name	Age	Position
Carol Callaghan	61	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

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

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board to carry out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on our Board.

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

Item 11. Executive Compensation

Our sole executive officer and director did not receive any compensation from us from our inception on July 30, 2008 to June 30, 2012. Pursuant to Item 402(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to this individual.

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

Compensation of Directors

Our sole director did not receive any compensation for her services as a director from our inception on July 30, 2008 to June 30, 2012. We have no formal plan for compensating our sole director or any other directors for their services in the future in their capacity as directors, although such individuals are expected to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of September 27, 2012, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of September 27, 2012, there were 40,086,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

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

Change of Control

As of September 27, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As at June 30, 2012 we were indebted $1,946 to Carol Callaghan, our sole officer and director, for expenses paid on our behalf. This amount is non-interest bearing, unsecured and due on demand.

As at June 30, 2012 we were indebted $78,466 to Sienna Funding Corp., a company controlled by Rick Brezer, the spouse of Ms. Callaghan, for advances provided to us. This amount is non-interest bearing, unsecured and due on demand.

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

Director Independence

The OTCQB on which our common stock is quoted on does not have any director independence requirements. We currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Our sole director, Carol Callaghan, does not meet this definition of independence because she is also our sole officer.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Haynie & Company, in connection with the audit of our financial statements for the years ended June 30, 2012 and 2011, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended June 30, 2012 ($)	Year Ended June 30, 2011 ($)
Audit fees	12,098	16,027
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	12,098	16,027

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the “Index to Financial Statements” set forth on page 18 of this annual report.

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

Date: September 27, 2012	Desert Canadians Ltd.

	By:	/s/ Carol Callaghan
Carol Callaghan
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Carol Callaghan	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	September 27, 2012
Carol Callaghan

