Form 10-Q
period 2012-09-30
Desert Canadians Ltd.
filed 2012-11-09
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012 the registrant’s outstanding common stock consisted of 40,086,000 shares.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Desert Canadians Ltd.

(A Development Stage Company)

(unaudited)

September 30, 2012

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

3

Desert Canadians Ltd.

Balance Sheets

(A Development Stage Company)

(Expressed in U.S. dollars)

	September 30, 2012 $	June 30, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	368	738

Total Current Assets	368	738

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	22,232	12,200
Due to related parties (Note 3)	82,422	80,412

Total Current Liabilities	104,654	92,612

Contingency (Note 1)

Stockholders’ Deficit

Common stock
Authorized: 220,000,000 shares, par value $0.00001; 40,086,000 shares issued and outstanding	401	401

Additional paid-in capital	61,099	61,099

Deficit accumulated during the development stage	(165,786)	(153,374)

Total Stockholders’ Deficit	(104,286)	(91,874)

Total Liabilities and Stockholders’ Deficit	368	738

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

Statements of Operations

(A Development Stage Company)

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2012 $	For the Three Months Ended September 30, 2011 $	Accumulated from July 30, 2008 (Date of Inception) to September 30, 2012 $
Revenue	–	–	–

Operating Expenses

General and administrative	5,120	693	32,844
Professional fees	7,292	9,847	120,338
Website development costs	–	–	12,604

Total Operating Expenses	12,412	10,540	165,786

Net Loss	(12,412)	(10,540)	(165,786)

Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	40,086,000	40,086,000

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

Statements of Cash Flows

(A Development Stage Company)

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2012 $	For the Three Months Ended September 30, 2011 $	Accumulated from July 30, 2008 (Date of Inception) to September 30, 2012 $

Operating Activities

Net loss	(12,412)	(10,540)	(165,786)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	10,032	5,182	22,232
Due to related parties	2,010	(22)	17,422
Prepaid expenses	–	–	–

Net Cash Used in Operating Activities	(370)	(5,380)	(126,132)

Financing Activities

Bank indebtedness	–	(745)	–
Issuance of common stock	–	–	61,500
Advances from related parties	–	8,000	65,000

Net Cash Provided by Financing Activities	–	7,255	126,500

Change in Cash	(370)	1,875	368

Cash – Beginning of Period	738	–	–

Cash – End of Period	368	1,875	368

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Desert Canadians Ltd.

Notes to the Financial Statements

(A Development Stage Company)

September 30, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at September 30, 2012, the Company has an accumulated deficit of $165,786 since inception and has a working capital deficit of $104,286. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Principles

a)	Basis of Presentation and Fiscal Year

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, and are expressed in US dollars. The Company’s fiscal year end is June 30.

b)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2012.

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

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Desert Canadians Ltd.

Notes to the Financial Statements

(A Development Stage Company)

September 30, 2012

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses carried forward. The potential benefits of the net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in the future years.

k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

a)	As at September 30, 2012, the Company is indebted to the President of the Company for $1,955 (June 30, 2012 - $1,946) for expenses paid for on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

b)	As at September 30, 2012, the Company is indebted to a related company for $80,466 (June 30, 2012 – $78,466) for expenses paid for on behalf of the Company and advances provided to the Company, which is non-interest bearing, unsecured and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms “we”, “us” and “our” mean Desert Canadians Ltd., unless otherwise indicated. All currency references in this report are to U.S. dollars unless otherwise noted.

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

Results of Operations

Revenues

We have limited operational history. From our inception on July 30, 2008 to September 30, 2012 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended September 30, 2012 we incurred total operating expenses of $12,412, which consisted of $7,292 in professional fees and $5,120 in general and administrative expenses. During the same period in the previous fiscal year we incurred total operating expenses of $10,540, including $9,847 in professional fees and $693 in general and administrative expenses. The increase in our total operating expenses during the three months ended September 30, 2012 was primarily due to an increase in our general and administrative expenses during the period, which was in turn attributable to an increase in our filing fees.

From our inception on July 30, 2008 to September 30, 2012 we incurred total operating expenses of $165,786, including $12,604 in website development costs, $120,338 in professional fees and $32,844 in general and administrative expenses.

Our general and administrative expenses consist of transfer agent fees, filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees include legal, accounting and auditing costs.

Net Loss

During the three months ended September 30, 2012 we incurred a net loss of $12,412, compared to a net loss of $10,540 during the same period in the previous fiscal year. We did not experience any net loss per share during these periods. From our inception on July 30, 2008 to September 30, 2012 we incurred a net loss of $165,786.

Liquidity and Capital Resources

As of September 30, 2012 we had $368 in cash and total assets, $104,654 in total liabilities, a working capital deficit of $104,286 and an accumulated deficit of $165,786.

We are solely dependent on funds raised through equity financing. Our net loss of $165,786 from our inception on July 30, 2008 to September 30, 2012 was funded by equity financing and advances from related parties. Since our inception on July 30, 2008 we have raised gross proceeds of $61,500 in cash from the sale of our common stock.

During the three months ended September 30, 2012 we spent net cash of $370 on operating activities, compared to net cash spending of $5,380 on operating activities during the same period in the previous fiscal year. From our inception on July 30, 2008 to September 30, 2012 we spent net cash of $126,132 on operating activities, all of which was attributable to our net loss as described above, as offset by certain changes to our operating assets and liabilities.

During the three months ended September 30, 2012 we did not receive any net cash from financing activities, whereas we received net cash of $7,255 from financing activities during the same period in the previous fiscal year, including $8,000 in advances from related parties. From our inception on July 30, 2008 to September 30, 2012 we received net cash of $126,500 from financing activities, including $61,500 from the issuance of our common stock and $65,000 in advances from related parties.

For the next 12 months (beginning November 2012) we intend to:

●	retain two business development consultants to assist us in marketing and promoting our website;

●	enter into agreements with various service providers to advertise their services on our website; and

●	complete private and/or public financing to help cover the cost of operating our business for the foreseeable future.

We expect to require approximately $346,000 to continue our planned operations over the 12 months. Our proposed expenditures for that time period are summarized as follows:

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

Based on our planned expenditures, we require additional funds of approximately $345,600 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three and nine months ended September 30, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

During the three months ended September 30, 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In accordance with Canadian Multilateral Instrument 51-105 Issuers Quoted in the U.S. Over-the-Counter Markets and Canadian National Instrument 52-110 Audit Committees (“NI 52-110”), on September 30, 2012 we were required to establish an audit committee that complies with the requirements of NI 52-110. On that date, Carol Callaghan, our sole officer and director, was appointed as the sole member of the audit committee and we adopted the audit committee charter attached to this quarterly report as Exhibit 99.1 to govern the affairs of the audit committee and set out its mandate and responsibilities.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Desert Canadians Ltd.
(Registrant)

Date: November 9, 2012	/s/ Carol Callaghan
Carol Callaghan
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

