Form 10-Q
period 2013-03-31
Desert Canadians Ltd.
filed 2013-05-15
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 333-168025

DESERT CANADIANS LTD.
(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

910 Harris Avenue, Suite 305
Bellingham WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 389-2426
(Registrant’s telephone number, including area code)

15057 Stony Plain Road, Edmonton, AB, Canada
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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14, 2013 the registrant’s outstanding common stock consisted of 40,086,000 shares.

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

Desert Canadians Ltd.
(A Development Stage Company)
(unaudited)
March 31, 2013

Desert Canadians Ltd.
Balance Sheets
(A Development Stage Company)
(Expressed in U.S. dollars)

	March 31,	June 30,
	2013	2012
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	49	738
Total Current Assets	49	738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	10,750	12,200
Due to related parties (Note 3)	–	80,412
Total Current Liabilities	10,750	92,612
Contingency (Note 1)
Stockholders’ Deficit
Common stock
Authorized: 220,000,000 shares, par value $0.00001;
40,086,000 shares issued and outstanding	401	401
Additional paid-in capital	70,417	61,099
Stock subscriptions received	109,500	–
Deficit accumulated during the development stage	(191,019)	(153,374)
Total Stockholders’ Deficit	(10,701)	(91,874)
Total Liabilities and Stockholders’ Deficit	49	738

The accompanying notes are an integral part of these financial statements

F–1

Desert Canadians Ltd.
Statements of Operations
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	For the	For the	For the	For the	Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	July 30, 2008
	Ended	Ended	Ended	Ended	(Date of Inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	790	5,566	7,330	8,473	35,054
Professional fees	13,310	(1,331)	30,315	18,316	143,361
Website development costs	–	–	–	–	12,604

Total Operating Expenses	14,100	4,235	37,645	26,789	191,019

Net Loss	(14,100)	(4,235)	(37,645)	(26,789)	(191,019)

Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	40,086,000	40,086,000	40,086,000	40,086,000

The accompanying notes are an integral part of these financial statements

F–2

Desert Canadians Ltd.
Statements of Cash Flows
(A Development Stage Company)
(Expressed in U.S. dollars)
(unaudited)

	For the	For the	Accumulated from
	Nine Months	Nine Months	July 30, 2008
	Ended	Ended	(Date of Inception)
	March 31,	March 31,	to March 31,
	2013	2012	2013
	$	$	$
Operating Activities
Net loss	(37,645)	(26,789)	(191,019)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,450)	(1,863)	10,750
Due to related parties	–	10,025	15,412
Net Cash Used in Operating Activities	(39,095)	(18,627)	(164,857)
Financing Activities
Bank indebtedness	–	(745)	–
Issuance of common stock	–	–	61,500
Stock subscriptions received	109,500	–	109,500
Advances from related parties	22,000	23,000	87,000
Repayments to related parties	(93,094)	–	(93,094)
Net Cash Provided by Financing Activities	38,406	22,255	164,906
Change in Cash	(689)	3,628	49
Cash – Beginning of Period	738	–	–
Cash – End of Period	49	3,628	49

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

F–3

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
March 31, 2013
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at March 31, 2013, the Company has an accumulated deficit of $191,019 since inception and has a working capital deficit of $10,701. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

F–4

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
March 31, 2013
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 740 Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	g)	Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

	h)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

a)

As at June 30, 2012, the Company was indebted to the former President of the Company for $1,946 for expenses paid for on behalf of the Company, which was non-interest bearing, unsecured and due on demand. During the nine month period ended March 31, 2013, the Company repaid $425 to the former President of the Company. On March 12, 2013, the former President of the Company agreed to forgive $1,519 owed. The Company recorded the forgiveness of debt of $1,519 as a capital contribution by a related party.

b)

As at June 30, 2012, the Company was indebted to a related company for $78,466 for expenses paid for on behalf of the Company and advances provided to the Company, which was non-interest bearing, unsecured and due on demand. During the nine months ended March 31, 2013, the related company advanced an additional $22,000 to the Company and the Company repaid $92,668 to the related company. On March 12, 2013, the related company agreed to forgive $7,799 owed. The Company recorded the forgiveness of debt of $7,799 as a capital contribution by a related party.

F–5

Desert Canadians Ltd.
Notes to the Financial Statements
(A Development Stage Company)
March 31, 2013
(Expressed in U.S. dollars)
(unaudited)

4.	Subsequent Event

On April 8, 2013, the Company entered into a non-binding letter of intent with eXp Realty International Inc. (“eXp”), a private company organized under the laws of the state of Washington, whereby the Company proposed to acquire all of the securities of eXp in exchange for 38,380,215 post -split (as defined below) common shares in the capital of the Company.

Stock options outstanding in eXp will be exchanged for stock options in the Company on the basis of 7.5 of the Company’s options for each eXp option, with expiry date remaining the same and the exercise price being reduced by a factor of 7.5 times, so that the total paid by each option holder upon exercise of all his/her options will remain the same.

Closing of the transaction is subject to entry into a formal agreement, closing of a financing of approximately $300,000 consisting of common shares at a price of $0.30 per share, post-split, or $10.50, pre-split, and the subdivision of the common shares of the Company on a 35 for 1 basis (the “Split”). The Company intends to effect the Split in the near future.

The President of the Company is a director and officer of eXp, and upon closing of the transaction he will surrender for cancellation for no additional consideration 39,810,000 shares of the 39,928,880 shares of the Company currently held by him.

F–6

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

We are a development stage company engaged in the dissemination of online information about real estate in the Coachella Valley of California as well as issues related to property ownership in the area. We have developed a website that hosts a variety of practical, accurate and interesting information on local real estate, taxation, immigration and issues, as well as local recreational activities, and we planned to generate revenue from our website through a number of advertising mechanisms.

On March 12, 2013, our majority shareholder, Carol Callaghan, sold her controlling interest of 40,000,000 shares of our common stock to Glenn Sanford.

Following the purchase of shares by Glenn Sanford, Carol Callaghan resigned as President, CEO, CFO, Secretary and Treasurer and Mr. Sanford was appointed as President, CEO, CFO, Secretary and Treasurer and as a director on March 12, 2013. On March 13, 2013, Ms. Callaghan resigned as a director of the Company and Mr. Sanford remained as our sole director.

Our new director, Glenn Sanford, acquired control of our company in order to consider negotiating the purchase of eXp Realty Inc, a cloud-based national real estate brokerage company. Mr. Sanford believes that the purchase would be a natural fit for our company. Mr. Sanford owns a substantial interest in eXpRealty International Inc.

Our plan of operations for the next 12 months was to complete the development of our website, retain two business development consultants to assist us in marketing and promoting our website, enter into agreements with companies to advertise their goods and services on our website and complete private and/or public financing to help cover the cost of operating our business for the foreseeable future. However, with a change of management and directorship, this plan of operation could change substantially. With the planned acquisition of a cloud based real estate company, the company’s focus will change significantly.

If we were to continue in our current business, during the next 12 months we had planned to incur approximately $346,000 in expenses to carry out our business plan. Of this amount, we anticipated that we will spend $20,000 on completing the development of and maintaining our website, $80,000 on hiring two part-time business development consultants, $140,000 on marketing and advertising expenses and $126,000 on general working capital expenses.

These plans may not be relevant based on new management’s intent to acquire a cloud based real estate company.

We do not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, Glenn Sanford, works as a consultant in the areas of business development and management and contributes approximately 20% of his time to us. For the rest of the time, Mr. Sanford works as a real estate agent for a nationally-recognized cloud based real estate agency.

Results of Operations

Revenues

We have limited operational history. From our inception on July 30, 2008 to March 31, 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the three months ended March 31, 2013 we incurred total operating expenses of $14,100, which consisted of $13,310 in professional fees and $790 in general and administrative expenses. During the same period in the previous fiscal year we incurred total operating expenses of $4,235 including ($1,331) in professional fees and $5,564 in general and administrative expenses.

During the nine months ended March 31, 2013 we incurred total operating expenses of $37,645, including $30,315 in professional fees and $7,330 in general and administrative expenses. During the same period in the previous fiscal year we incurred total operating expenses of $26,789, including $18,316 in professional fees and $8,473 in general and administrative expenses.

Overall, our operating expenses during the three and nine months ended March 31, 2013 are consistent with the same periods in the previous fiscal year and the variances are within norms.

From our inception on July 30, 2008 to March 31, 2013 we incurred total operating expenses of $191,019, including $12,604 in website development costs, $143,361 in professional fees and $35,054 in general and administrative expenses.

Our general and administrative expenses consist of transfer agent fees, filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees include legal, accounting and auditing costs.

Net Loss

During the three months ended March 31, 2013 we incurred a net loss of $14,100, compared to a net loss of $4,235 during the same period in the previous fiscal year. During the nine months ended March 31, 2013 we incurred a net loss of $37,645, compared to a net loss of $26,789 during the same period in the previous fiscal year. We did not experience any net loss per share during these periods. From our inception on July 30, 2008 to March 31, 2013 we incurred a net loss of $191,019.

Liquidity and Capital Resources

As of March 31, 2013 we had $49 in cash, $49 in total assets, $10,750 in total liabilities, a working capital deficit of $10,701 and an accumulated deficit of $191,019.

We are solely dependent on funds raised through equity financing. Our net loss of $191,019 from our inception on July 30, 2008 to March 31, 2013 was funded by equity financing and advances from related parties. Since our inception on July 30, 2008 we have raised gross proceeds of $171,000 in cash from the sale of our common stock.

During the nine months ended March 31, 2013 we spent net cash of $39,095 on operating activities, compared to net cash spending of $18,627 on operating activities during the same period in the previous fiscal year. From our inception on July 30, 2008 to March 31, 2013 we spent net cash of $164,857 on operating activities, all of which was attributable to our net loss as described above, as offset by certain changes to our operating assets and liabilities.

During the nine months ended March 31, 2013 we received $38,406 in net cash from financing activities, including proceeds of $109,500 from stock subscriptions, whereas we received net cash of $22,255 from financing activities during the same period in the previous fiscal year, including $23,000 in advances from related parties. From our inception on July 30, 2008 to March 31, 2013 we received net cash of $164,906 from financing activities, including $171,000 from the issuance of our common stock.

We had expected to require approximately $346,000 to continue our planned operations over the 12 months. Our proposed expenditures for that time period are summarized as follows:

		Estimated
	Potential	Expenses
Description	completion date	($)
Website development and maintenance costs	12 months	20,000
Select and retain two part-time business development consultants	12 months	80,000
Professional fees (legal, accounting and auditing fees)	12 months	60,000
Marketing and advertising expenses	12 months	140,000
Investor relations expenses	12 months	20,000
Transfer agent expenses	12 months	11,000
General and administrative expenses	12 months	15,000
Total		346,000

These plans may not be relevant based on new management’s intent to acquire a cloud based real estate company. In such case, we may need considerably more than the above to carry out our revised business plans.

Our general and administrative expenses for the year will consist primarily of filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees are related to our regulatory filings throughout the year.

Our near term activities will be directed by Glenn Sanford, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, who will also manage our operations.

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

Going Concern

Our financial statements for the three and nine months ended March 31, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC , and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the three months ended March 31, 2013 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                   Defaults Upon Senior Securities

None.

Item 4.                   Mine Safety Disclosures

Not applicable.

Item 5.                   Other Information

None.

Item 6.                   Exhibits

Exhibit	Exhibit
Number	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Website Development Agreement with Pixel Blue fx dated October 29, 2009 (1)

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

Desert Canadians Ltd.
(Registrant)

Date: May 15, 2013	/s/ Glenn Sanford
Glenn Sanford
President, Chief Executive Officer, Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director