Form 10-K
period 2013-06-30
EXP Realty International Corp
filed 2013-09-27
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-168025

eXp Realty International Corporation
(Exact name of registrant as specified in its charter)

Delaware	98-0681092
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

910 Harris Avenue, Suite 305
Bellingham, WA 98225
(Address of principal executive offices and Zip Code)
Registrant’s telephone number, including area code: (360) 389-2426

N/A
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of Exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[X] Yes [   ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[X] Yes [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $21,500, based on 86,000 shares of common stock held by non-affiliates and last sales price prior to December 31, 2012, being $0.25 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 9,795,835 shares of common stock as at September 24, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

  our business plans,
  our ability to raise additional finances,
  our anticipated future marketplaces, and
  our anticipated sales and marketing strategy.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  our ability to continue as a going concern,
  general economic and business conditions,
  our lack of operating history, and
  the risks in the section of this annual report entitled “Risk Factors”,

any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report, the terms “we”, “us” and “our” mean eXp Realty International Corporation, a Delaware corporation. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

We are a development stage company and were engaged in the dissemination of online information about real estate in the Coachella Valley of California as well as issues related to property ownership in the area. We developed a website that hosts a variety of practical, accurate and interesting information on local real estate, taxation, immigration and issues, as well as local recreational activities, and we planned to generate revenue from our website through a number of advertising mechanisms. Our sole director, Glenn Sanford, acquired control of our company in order to consider negotiating the purchase of eXp Realty International, Inc., a cloud-based national real estate brokerage company. Mr. Sanford believes that the purchase would be a natural fit for our company. Mr. Sanford owns a substantial interest in eXp Realty International, Inc.

On August 15, 2013, we entered into a merger agreement with eXp Realty International, Inc., a Washington corporation, and eXp Acquisition Corp., a Washington corporation and a wholly-owned subsidiary of our company, pursuant to which we agreed to acquire all of the issued and outstanding shares of eXp Realty International, Inc.’s common stock in exchange for the issuance of 38,380,215 post-split shares of our common stock to eXp Realty International, Inc.’s stockholders on a pro-rata basis. We also agreed that each outstanding option to purchase shares of eXp Realty International, Inc. would be converted into options entitling the holder to purchase such number of shares of our common stock that is equal to 7.5 times the number of shares of eXp Realty International, Inc. that would have been issuable on exercise of the eXp Realty International, Inc. options, with a proportionate decrease in any exercise price such that the total exercise price of each cancelled eXp Realty International, Inc. options will equal the total exercise price of the replacement options to purchase shares of our common stock.

To facilitate the transaction, eXp Realty International, Inc. agreed to merge with our wholly-owned subsidiary, eXp Acquisition Corp., with our subsidiary remaining as the surviving corporation and the separate existence of eXp Realty International, Inc. ceasing at the effective time of the merger.

The merger agreement is subject to a number of conditions, including the following conditions:

  the return to treasury instructions to cancel 39,810,000 pre-split shares of our common stock will have been duly executed by Glenn Sanford, a director and officer of our company; and
  our board of directors will have authorized (i) an increase of the authorized common stock of our company from 220,000,000 shares of common stock, par value $0.00001 to 7,700,000,000 shares of common stock, par value $0.00001 and a corresponding split of shares of our common stock on the basis of 35 new shares for each one old share, and (ii) the change of the name of our company to “eXp Realty International Corporation”, or such similar name as may be acceptable to eXp Realty International, Inc., which stock split and name change must be effected as soon as practicable and in any event prior to or concurrent with the closing of the merger.

The merger agreement also contemplates that our board of directors will appoint the nominees of eXp Realty International, Inc. as directors and officers of our company as of the closing date of the merger.

On September 9, 2013, we changed our name from “Desert Canadians Ltd.” to “eXp Realty International Corporation”.

On September 9, 2013, we increased the total number of shares of stock that our company has authority to issue from 220,000,000 shares of common stock with a par value of $0.00001 to 7,700,000,000 shares of common stock with a par value of $0.00001 and effected a 35 to one forward stock split of our issued and outstanding common stock. As a result, our previously outstanding 40,089,881 shares of common stock has increased to 1,403,145,835 shares of common stock outstanding.

The name change and forward stock split became effective with the OTC Markets at the opening for trading on September 9, 2013 under the new stock symbol “DSETD”. Our new CUSIP number is 30212W100. Our stock symbol is expected to be changed to “EXPI” on October 7, 2013.

In connection with the closing of the merger agreement, Glenn Sanford, a director and officer of our company, returned 1,393,350,000 shares (39,810,000 pre-split shares) of our common stock to the treasury of our company for cancellation without consideration. The share cancellations went effective on September 16, 2013.

Following the closing of the merger agreement with eXp Realty International, Inc., we plan to pursue the business of eXp Realty, LLC, an operating subsidiary of eXp Realty International, Inc., as our principal business. eXp Realty, LLC is a cloud-based real estate brokerage operating in 29 states. As a cloud-based real estate brokerage for the residential real estate market, eXp Realty, LLC has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

Employees and Consultants

As of September 24, 2013 we did not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, Glenn Sanford, works as a part-time consultant in the areas of business development and management and contributes approximately 20% of his time to us. For the rest of the time, Mr. Sanford works as a real estate agent for a nationally-recognized cloud based real estate agency. Since we do not have a formal agreement or policy with respect to conflicts of interest, we cannot assure you that any conflicts that may arise will be resolved in our favor. Additional disclosure regarding conflicts of interest is included in the “Directors, Executive Officers, Promoters and Control Persons” section of this annual report.

We currently engage independent contractors in the areas of accounting, legal and auditing services.

Patents and Trademarks

We do not own any patents or trademarks.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our executive office is located at 910 Harris Avenue, Suite 305, Bellingham WA 98225. This office is provided to us by Mr. Glenn Sanford. As of September 24, 2013 we had not entered into any lease agreement for this office. We believe that this office is suitable for our current operations but will not be suitable in the event that we carry out our possible business plan of acquiring a cloud based real estate agency.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB operated by the OTC Markets Group under the trading symbol “DSETD”. Our common stock became eligible for quotation on the OTC Bulletin Board with the trading symbol “DSET” on January 14, 2011; however, on April 17, 2012, our common stock became ineligible for quotation on the OTC Bulletin Board and it is now quoted exclusively on the OTCQB. On September 9, 2013, the trading symbol for our common stock was changed to “DSETD” in connection with the forward stock split of our common stock. In connection with the change of our name from “Desert Canadians Ltd.” to “eXp Realty International Corporation”, we expect our trading symbol to be changed to “EXPI” on October 7, 2013. There have been no trades in our common stock since it became eligible for quotation on either facility.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders of Our Common Stock

As at September 24, 2013, we had 34 holders of our common stock. Our transfer agent is Island Stock Transfer with an office at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760

Dividends

We have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended June 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plan.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2013, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited financial statements for the years ended June 30, 2013 and 2012 and related notes thereto.

Results of Operations

The following discussion of our financial condition and results of operations should be read together with the audited annual financial statements and the notes to the audited annual financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Year ended June 30, 2013 compared to the year ended June 30, 2012

Our operating results for the years ended June 30, 2013 and June 30, 2012 are summarized as follows:

	Year Ended June 30, 2013 ($)	Year Ended June 30, 2012 ($)
Revenue	nil	nil
Expenses	70,809	33,718
Net Loss	70,809	33,718

Revenues

We have limited operational history. From our inception on July 30, 2008 to June 30, 2012 we did not generate any revenues. Unless we close the merger agreement with eXp Realty International, Inc., we anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

During the fiscal year ended June 30, 2013 we incurred total operating expenses of $70,809, including $61,120 in professional fees and $9,689 in general and administrative expenses. During the fiscal year ended June 30, 2012 we incurred operating expenses of $33,718, including $24,057 in professional fees and $9,661 in general and administrative expenses. The increase was in our total operating expenses during the fiscal year ended June 30, 2013 was primarily due to the increase in professional fees.

From our inception on July 30, 2008 to June 30, 2013 we incurred total operating expenses of $224,183, including $12,604 in website development costs, $174,166 in professional fees and $37,413 in general and administrative expenses.

Our general and administrative expenses consist of transfer agent fees, filing fees, bank charges, office expenses, communication expenses (cellular, internet, fax and telephone) and courier and postage costs. Our professional fees include legal, accounting and auditing costs.

Liquidity and Capital Resources

Working Capital as at June 30, 2013

	As at	As at June 30,
	June 30, 2013	2012
Current Assets	$40,650	$738
Current Liabilities	$43,762	$92,612
Working Capital (Deficiency)	$(3,112)	$(91,874)

Our working capital deficiency decreased from the year ended June 30, 2012 to June 30, 2013 primarily due to the proceeds from issuance of common stock during the year ended June 30, 2013.

As at June 30, 2013, we had cash of $40,554 and working capital deficiency of $3,112, compared to cash of $738 and working capital deficiency of $91,874 as at June 30, 2012. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses.

Cash Flows

	Year ended	Year ended
	June 30, 2013	June 30, 2012
Cash provided by (used in)	$(22,937)	$(36,536)
Operating Activities
Cash provided by (used in)	$--	$--
Investing Activities
Cash provided by (used in)	$62,753	$37,274
Financing Activities
Net Increase (Decrease) in Cash	$39,816	$738

Cash Used in Operating Activities

We used cash in operating activities in the amount of $22,937 during the year ended June 30, 2013 and $36,536 during the year ended June 30, 2012. Cash used in operating activities was funded primarily by cash from financing activities.

Cash Used in Investing Activities

No cash was used in investing activities during the year ended June 30, 2013 or during the year ended June 30, 2012.

Cash from Financing Activities

We generated cash of $62,753 from financing activities during the year ended June 30, 2013 compared to cash of $37,274 generated from financing activities during the year ended June 30, 2012. The increase in cash flow provided by financing activities was related to proceeds from issuance of common stock during the year ended June 30, 2013.

Going Concern

We anticipate that our cash on hand will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. If we require any additional financing, we plan to raise any such additional capital primarily through equity financing and loans from our directors, provided that such funding continues to be available to our company. We plan to continue to seek additional funds from our directors to fund our day-to-day operations until equity financing can be pursued. We have no guarantee that our directors will continue to fund our day-today operations. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for years ended June 30, 2013 and 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

eXp Realty International Corporation
(A Development Stage Company)

June 30, 2013

Report of Independent Registered Public Accounting Firm

To the President and Stockholders of
eXp Realty International Corporation

We have audited the accompanying balance sheets of eXp Realty International Corporation (a development stage company, formerly Desert Canadians Ltd.) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from inception (July 30, 2008) through June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eXp Realty International Corporation (a development stage company) as of June 30, 2013 and 2012 and the results of operations and cash flows for the years then ended and from inception (July 30, 2008) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $224,183 as of June 30, 2013. These factors, and others discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Littleton, CO
September 23, 2013

EXP REALTY INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,554	$738
Prepaids and other assets	96	-

TOTAL CURRENT ASSETS	40,650	738

TOTAL ASSETS	$40,650	$738

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$23,185	$12,200
Due to related parties	20,577	80,412

TOTAL CURRENT LIABILITIES	43,762	92,612

TOTAL LIABILITIES	43,762	92,612

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock, 220,000,000 shares, $0.0001 par value authorized; 40,100,310 and 40,086,000 issued and outstanding at June 30, 2013 and 2012, respectively	401	401
Additional paid-in capital	220,670	61,099
Stock subscriptions received	-	-
Deficit accumulated during the development stage	(224,183)	(153,374)

TOTAL EQUITY / (DEFICIT)	(3,112)	(91,874)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$40,650	$738

The accompanying notes are an integral part of these financial statements

F–2

EXP REALTY INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Accumulated from
			July 30, 2008
	Year Ended		(date of inception)
	June 30,		to June 30, 2013
	2013	2012

Revenues	$-	$-	$-

Operating expenses

General and administrative	9,689	9,661	37,413
Professional fees	61,120	24,057	174,166
Website development costs	-	-	12,604

Total expenses	70,809	33,718	224,183

Loss before income tax expense	(70,809)	(33,718)	(224,183)

Income tax expense	-	-	-

Net loss	$(70,809)	$(33,718)	$(224,183)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	40,089,343	40,086,000

The accompanying notes are an integral part of these financial statements

F–3

EXP REALTY INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Accumulated from
			July 30, 2008
	Year Ended		(date of inception)
	June 30,		to June 30, 2013
	2013	2012

OPERATING ACTIVITIES
Net loss	$(70,809)	$(33,718)	$(224,183)

Changes in operating assets and liabilities
Prepaids and other assets	(96)	-	(96)
Accounts payable	10,985	(2,818)	23,185
Due to related parties	36,983	-	52,395
NET CASH USED BY OPERATING ACTIVITIES	(22,937)	(36,536)	(148,699)

INVESTMENT ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	40,753	-	102,253
Bank indebtedness	-	(745)	-
Advances from related parties	22,000	38,019	87,000
CASH PROVIDED BY FINANCING ACTIVITIES	62,753	37,274	189,253

Net change in cash	39,816	738	40,554

Cash and cash equivalents, beginning of period	738	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,554	$738	$40,554
	-	-	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

F–4

EXP REALTY INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	Shares	Amount	Paid-In Capital	Development Stage	Equity

Balance, July 30, 2008 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	40,000,000	400	39,600	-	40,000
Common stock issued for cash at $0.25 per share	86,000	1	21,499	-	21,500
Net Loss	-	-	-	(36,882)	(36,882)

Balance, June 30, 2009	40,086,000	401	61,099	(36,882)	24,618

Net Loss	-	-	-	(32,583)	(32,583)

Balance, June 30, 2010	40,086,000	401	61,099	(69,465)	(7,965)

Net Loss	-	-	-	(50,191)	(50,191)

Balance, June 30, 2011	40,086,000	401	61,099	(119,656)	(58,156)

Net Loss	-	-	-	(33,718)	(33,718)

Balance, June 30, 2012	40,086,000	401	61,099	(153,374)	(91,874)
		-	-	-	-
Common stock issued for cash at $10.50 per share	3,881	-	40,753	-	40,753
Due to related party forgiveness of debt	-	-	9,318	-	9,318
Stock issued for related party debt at $10.50 per share	10,429	-	109,500	-	109,500
Net Loss	-	-	-	(70,809)	(70,809)

Balance, June 30, 2013	40,100,310	$401	$220,670	$(224,183)	$(3,112)

The accompanying notes are an integral part of these financial statements

F–5

eXp Realty International Corporation
Notes to the Financial Statements
(A Development Stage Company)
June 30, 2013
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

eXp Realty International Corporation formerly known as Desert Canadians Ltd. (the “Company”) was incorporated in the State of Delaware on July 30, 2008. The Company is a development stage company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is to develop a website that provides comprehensive data to Canadians who are interested in owning real estate in California.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at June 30, 2013, the Company has an accumulated deficit of $224,183 since inception and has a working capital deficit of $3,112. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F–6

eXp Realty International Corporation
Notes to the Financial Statements
(A Development Stage Company)
June 30, 2013
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

a)

As at June 30, 2012, the Company was indebted to the former President of the Company for $1,946 for expenses paid for on behalf of the Company, which was non-interest bearing, unsecured and due on demand. During the year ended June 30, 2013, the Company repaid $425 to the former President of the Company. On March 12, 2013, the former President of the Company agreed to forgive $1,519 owed. The Company recorded the forgiveness of debt of $1,519 as a capital contribution by a related party.

b)

As at June 30, 2012, the Company was indebted to a related company for $78,466 for expenses paid for on behalf of the Company and advances provided to the Company, which was non-interest bearing, unsecured and due on demand. During the year ended June 30, 2013, the related company advanced an additional $22,000 to the Company and the Company repaid $92,668 to the related company. On March 12, 2013, the related company agreed to forgive $7,799 owed. The Company recorded the forgiveness of debt of $7,799 as a capital contribution by a related party.

	c)	As at June 30, 2013, the Company was indebted to the President of the Company for $20,577 for expenses paid for on behalf of the Company, which was non-interest bearing, unsecured and due on demand.

4.	Commitment

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

On August 15, 2013, the Company entered into a formal agreement with eXp. See Note 6.

F–7

eXp Realty International Corporation
Notes to the Financial Statements
(A Development Stage Company)
June 30, 2013
(Expressed in U.S. dollars)

5.	Income Tax

The Company has a net operating loss carry-forward of $224,183 available to offset taxable income in future years which commence expiring in fiscal 2029.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30,	June 30,
	2013	2012
	$	$
Income tax recovery at statutory rate	24,783	11,801
Valuation allowance change	(24,783)	(11,801)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities are as follows:

	June 30,	June 30,
	2013	2012
	$	$
Net operating loss carry-forward	78,464	53,681
Valuation allowance	(78,464)	(53,681)
Net deferred income tax asset	–	–

6.	Subsequent Events

On August 15, 2013, the Company entered into a merger agreement with eXp Realty International, Inc., and eXp Acquisition Corp., to which the Company agreed to acquire all of the issued and outstanding shares of eXp Realty International, Inc.’s common stock in exchange for the issuance of common stock of the Company to eXp Realty International, Inc.’s stockholders on a pro-rata basis. Additional details regarding this proposed transaction can be found in the 8-K filed with the SEC on August 19, 2013. The following is a proforma financial statement presentation based on the following assumptions:

a.	The following proforma financial statements have been prepared under the assumption of the proposed merger transactions as referenced in footnote 6.

b.	eXp International Inc. has a fiscal year end of December 31. The unaudited proforma condensed consolidated financial statements have been developed from the unaudited records of eXp International Inc.

c.

The unaudited proforma condensed consolidated balance sheets and statements of operations have been prepared under the entities under common control methodology and as if the merger transaction occurred on July 1, 2012.

F–8

eXp Realty International Corporation
Notes to the Financial Statements
(A Development Stage Company)
June 30, 2013
(Expressed in U.S. dollars)

EXP REALTY INTERNATIONAL CORPORATION AND EXP INTERNATIONAL INC.
UNAUDITED PROFORMA CONDENSED CONSOLIDATED BALANCE SHEETS

	eXp Realty	eXp Realty
	International	International,
	Corporation	Inc.
	As of	As of			Company
	June 30,	June 30,	Proforma		Proforma
	2013	2013	Adjustments		Combined

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,554	$279,601	$-		$320,155
Restricted cash	-	109,092	-		109,092
Accounts receivable, net	-	41,045	-		41,045
Accounts receivable, related party	-	7,647	-		7,647
Prepaids and other assets	96	17,092	-		17,188

TOTAL CURRENT ASSETS	40,650	454,477	-		495,127

OTHER ASSETS
Fixed assets, net	-	8,658	-		8,658

TOTAL OTHER ASSETS	-	8,658	-		8,658

TOTAL ASSETS	$40,650	$463,135	$-		$503,785

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$23,185	$23,193	$-		$46,378
Customer deposits	-	109,092	-		109,092
Accrued expenses	-	164,227	-		164,227
Due to related parties	20,577	-	-		20,577
Accrued interest	-	6,609	-		6,609

TOTAL CURRENT LIABILITIES	43,762	303,121	-		346,883

LONG TERM LIABILITIES
Notes payable	-	61,887	-		61,887

TOTAL LIABILITIES	43,762	365,008	-		408,770

Commitments and Contingencies	-	-	-		-

STOCKHOLDERS' EQUITY / (DEFICIT)

Common stock	401	567,412	(567,328	) [1]	485
Additional paid-in capital	220,670	-	567,328	[1]	787,998
Accumulated deficit	(224,183)	(469,285)	-		(693,468)

TOTAL EQUITY / (DEFICIT)	(3,112)	98,127	-		95,015

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$40,650	$463,135	$-		$503,785

[1] - Proforma adjustments take into consideration the cancellation of eXp Internatinal Inc.'s issued and outstanding shares, surrender and cancellation of certain shares owned by the President, in addition to the forward stock split as if all have occurred as of June 30, 2013.

F–9

eXp Realty International Corporation
Notes to the Financial Statements
(A Development Stage Company)
June 30, 2013
(Expressed in U.S. dollars)

EXP REALTY INTERNATIONAL CORPORATION AND EXP INTERNATIONAL INC.
UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	eXp Realty
	International	eXp Realty
	Corporation	International, Inc.		Company
	For the year ended	For the year ended	Proforma	Proforma
	June 30, 2013	June 30, 2013	Adjustments	Combined

Net revenues	$-	$8,694,946	$-	$8,694,946

Operating costs and expenses
Cost of revenues	-	7,209,541	-	7,209,541
Sales and marketing	-	96,137	-	96,137
General and administrative	9,689	1,452,007	-	1,461,696
Professional fees	61,120	190,766	-	251,886
Depreciation	-	4,973	-	4,973

Total expenses	70,809	8,953,424	-	9,024,233

Net income / (loss) from operations	(70,809)	(258,478)	-	(329,287)

Other expenses
Interest expense	-	2,048	-	2,048

Total other expenses	-	2,048	-	2,048

Income / (loss) before income tax expens e	(70,809)	(260,526)	-	(331,335)

Income tax expense	-	19,659	-	19,659

Net income / (loss)	$(70,809)	$(280,185)	$-	$(350,994)

F–10

eXp Realty International Corporation
Notes to the Financial Statements
(A Development Stage Company)
June 30, 2013
(Expressed in U.S. dollars)

6.      Subsequent Events (continued)

On September 9th, 2013, as referenced in the filed 8-K, the Company changed its name from Desert Canadians Ltd. to eXp Realty International Corporation. Also on this day it increased the total authorized $0.0001 par value common stock shares from 220,000,000 to 7,700,000,000 and effected a thirty five to one forward stock split. As of that filing date the resulting number of shares issued and outstanding was 1,403,145,835.

F–11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, management concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Because of the inherent limitations in all control systems, our management believes that no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2013. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Any director may resign his or her office at any time and may be removed at any time by the holders of a majority of the shares then entitled to vote at an election of directors. Our board of directors appoints our executive officers, and our executive officers serve at the pleasure of our board of directors.

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Glenn Sanford	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	46	March 12, 2013

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years.

Glenn Sanford – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Since early 2002, Mr. Sanford has been actively involved in the online real estate space. In early 2007, Mr. Sanford launched BuyerTours Realty which, using a combination of web and traditional bricksand mortar, grew to three Offices and two states. After the drop off of the market in late 2008, Glenn Sanford and his executive team went back and rewrote the entire business model in recognition of the “perfect storm” of lower revenues, fixed or rising overhead costs, and a consumer with more information and access than ever before. eXp Realty International, Inc. was launched in October 2009 as the first truly cloud-based national real estate brokerage which meant giving up the traditional bricks and mortar environment and moving to a fully-immersive 3-D virtual office environment where agents, brokers and staff collaborate across borders while learning and transacting business from anywhere in the world. Since that time eXp Realty International, Inc. has quickly grown to 25 states throughout the United States and is in the process of expanding internationally. In 2011,eXp Realty was nominated by Inman News as a 2011 Innovator Awards Finalist in the Innovative Brokerage category and was also among the small number of brokerages profiled in the 2011 and more recently the 2013 Swanepoel Trends Reports.

From 2005 to 2007, Mr. Sanford ran a large mega-agent team and consulted to Keller Williams International as a member of the Agent Technology Council in the areas of online client acquisition, client conversion and technology. Mr. Sanford was also a significant contributor to Keller Williams Internet Lead Generation Masterminds.

Prior to real estate, Mr. Sanford was active at the executive level with a number of technology-related companies. In 1998, Mr. Sanford founded and served as President for eShippers.com, an online e-commerce and logistics company.

We believe Mr. Sanford is qualified to serve on our board of directors because of his business and management experience.

Family Relationships

There are no family relationships between any director or executive officer.

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors, nor do we have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not had operations to date, and with the limited expenditures we expect over the next two years, we believe the services of a financial expert are not yet warranted. As such, our board of directors act as our audit committee and handle matters related to compensation and nomination of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees has been performed by our board of directors. We will continue to not have an audit or compensation committees and thus there is a potential conflict of interest in that our board of directors has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

We are not aware of any other conflicts of interest with our directors and officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Nomination Procedures For Appointment of Directors

We have not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this Annual Report.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as director.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K or is independent.

Since the commencement of our most recently completed financial year, we have not required any non-audit services to be provided by our auditor.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we have one director and we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development, lack of operations and the fact that we have not generated any positive cash flows from operations to date.

Code of Ethics

We have not yet adopted a Code of Ethics. We believe that due to our size of our management, we do not require a code of ethics.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended June 30, 2013, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus Awards ($)	Stock Awards ($)	Other Incentive Compensation ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)
Carol Callaghan President, CEO, CFO, Secretary, Treasurer and Director [1]	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Glenn Sanford President, CEO, CFO, Secretary, Treasurer and Director [2]	2013 2012	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

[1]	Appointed as a director and officer on July 30, 2008 and resigned from all positions on March 13, 2013.

[2]	Appointed as a director and officer on March 12, 2013.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Employment Agreements or Arrangements

We have not entered into any employment (or consulting) agreements or arrangements, whether written or unwritten, with our directors or executive officers since our inception.

Equity Awards

We have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

No director received or accrued any compensation for his or her services as a director since our inception.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of September 24, 2013, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Glenn Sanford 910 Harris Avenue, Suite 305 Bellingham, WA 98225	common stock	4,160,800 Direct	42.48%
Carol Callaghan 372 – 11215 Jasper Avenue Edmonton, Alberta Canada T5N 3M7	common stock	Nil	N/A
Directors and Executive Officers as a Group (1 persons)	common stock	4,160,800	42.48%

Notes

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(2)

Based on 9,795,835 shares of common stock issued and outstanding as of September 24, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

Except for the transactions contemplated under the merger agreement with eXp Realty International, Inc., we are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company. Please see Item 1. Business for further information on the transactions contemplated under the merger agreement with eXp Realty International, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

Other than as disclosed below, there has been no transaction, since the beginning of the year ended June 30, 2012, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

As at June 30, 2012 we were indebted $1,946 to Carol Callaghan, our former sole officer and director, for expenses paid on our behalf. This amount was non-interest bearing, unsecured and due on demand. During the nine month period ended March 31, 2013, we repaid $425 to Ms. Callaghan. On March 12, 2013, Ms. Callaghan agreed to forgive the remaining $1,519 owed.

As at June 30, 2012 we were indebted $78,466 to Sienna Funding Corp., a company controlled by Rick Brezer, the spouse of Ms. Callaghan, our former sole officer and director, for advances provided to us. This amount was non-interest bearing, unsecured and due on demand. During the nine months ended March 31, 2013, Sienna Funding Corp. advanced an additional $22,000 to our company and we repaid $92,668 to Sienna Funding Corp. On March 12, 2013, Sienna Funding Corp. agreed to forgive the remaining $7,799 owed.

As at June 30, 2013, we were indebted to Glenn Sanford, our executive officer and director, for $20,577 for expenses paid for on behalf of our company, which was non-interest bearing, unsecured and due on demand.

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Using this definition of independent director, Glenn Sanford is not independent as he is also our executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Haynie & Company, our independent registered public accounting firm for the years ended June 30, 2013 and 2012:

Fees	2013	2012
Audit Fees	$9,500	12,098
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$9,500	12,098

Pre-Approval Policies and Procedures

Our sole director, who acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director before the services were rendered.

Our sole director has considered the nature and amount of fees billed by Haynie & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit Number	Description of Exhibit
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference from our Current Report on Form 8-K, filed on August 20, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)
3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Current Report on Form 8-K, filed on September 9, 2013)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)
(10)	Material Contracts
10.1	Website Development Agreement with Pixel Blue fx dated October 29, 2009 (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)
10.2	Affiliate Stock Purchase Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 18, 2013)

Exhibit Number	Description of Exhibit
10.2	Letter of Intent with eXp Realty International, Inc. dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K, filed on April 11, 2013)
(21)	Subsidiaries
21.1	List of Subsidiaries - eXp Acquisition Corp., incorporated in State of Washington
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glenn Sanford
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Glenn Sanford
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

eXp Realty International Corporation

/s/ Glenn Sanford
Glenn Sanford
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: September 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn Sanford
Glenn Sanford
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: September 26, 2013