Form 10-Q
period 2013-09-30
EXP Realty International Corp
filed 2013-11-07
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 333-168025

EXP REALTY INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	333-168025	98-0681092
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

1325 Lincoln Street, Suite 1
Bellingham, WA 98229
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (360) 685-4206

Bellingham WA 98225
(Former name or former address, if changed since last report)

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
Yes [   ]     No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 6, 2013 the registrant’s outstanding common stock consisted of 47,661,315 shares.

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q contains certain forward-looking statements which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements may include statements about matters such as: future revenues; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for our prior fiscal year ended June 30, 2013, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp Realty International Corporation

(unaudited)

September 30, 2013

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$225,513	$58,308
Restricted cash	81,333	61,687
Accounts receivable, net	119,355	71,449
Prepaids and other assets	16,872	16,545

TOTAL CURRENT ASSETS	443,073	207,989

OTHER ASSETS
Fixed assets, net	7,936	9,784

TOTAL OTHER ASSETS	7,936	9,784

TOTAL ASSETS	$451,009	$217,773

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$94,394	$51,335
Customer deposits	81,333	61,687
Accrued expenses	153,151	121,233
Due to related parties	20,577	102,418
Accrued interest	7,073	5,503
Current portion of notes payable	–	15,000

TOTAL CURRENT LIABILITIES	356,528	357,176

LONG TERM LIABILITIES
Notes payable	61,887	61,887

TOTAL LIABILITIES	418,415	419,063

Commitments and Contingencies	–	–

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock, 7,700,000,000 shares, $0.0001 par value authorized; 47,661,315 and 1,403,010,000 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	477	401
Additional paid-in capital	1,378,406	192,930
Accumulated deficit	(1,346,289)	(394,621)

TOTAL EQUITY / (DEFICIT)	32,594	(201,290)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$451,009	$217,773

The accompanying notes are an integral part of these statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Net Revenues	$3,069,592	$1,638,435	$8,208,672	$4,788,711

Operating expenses
Cost of revenues	2,615,845	1,367,709	6,839,199	4,038,589
General and administrative	893,045	206,601	1,919,627	588,120
Professional fees	194,621	60,687	335,703	140,509
Sales and marketing	21,497	31,722	63,527	79,881

Total expenses	3,725,008	1,666,719	9,158,056	4,847,099

Net income from operations	(655,416)	(28,284)	(949,384)	(58,388)

Other expenses
Interest expense	(464)	(468)	(1,570)	(1,608)

Total other expenses	(464)	(468)	(1,570)	(1,608)

Loss before income tax expense	(655,880)	(28,752)	(950,954)	(59,996)

Income tax expense	12,906	(312)	(711)	(1,326)

Net loss	$(642,974)	$(29,064)	$(951,665)	$(61,322)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	1,192,717,006	1,403,010,000	1,332,298,470	1,403,010,000

The accompanying notes are an integral part of these statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(951,665)	$(61,322)
Adjustments to reconcile net (loss) to cash used in operating activities:
Depreciation	2,341	5,033
Stock compensation expense	973,398	–

Changes in operating assets and liabilities
Accounts receivable	(47,906)	30,803
Accountants receivable, related party	–	(3,026)
Prepaids and other assets	(327)	17,738
Accounts payable	43,059	21,146
Accrued expenses	31,918	(29,968)
Due to related parties	38,075	(3,687)
Accrued interest	1,570	1,608

NET CASH USED BY OPERATING ACTIVITIES	90,463	(21,675)

INVESTMENT ACTIVITIES
Acquisition of property and equipment	(493)	–

CASH (USED) BY INVESTMENT ACTIVITIES	(493)	–

FINANCING ACTIVITIES
Proceeds from issuance of common stock	90,235	–
Bank indebtedness	–	(745)
Principal payments of notes payable	(15,000)	(7,500)
Advances from related parties	2,000	15,019

CASH PROVIDED BY FINANCING ACTIVITIES	77,235	6,774

Net change in cash	167,205	(14,901)

Cash and cash equivalents, beginning of period	58,308	73,209

CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,513	$58,308
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$–	$–
Cash paid for taxes	$711	$1,326

The accompanying notes are an integral part of these statements.

eXp Realty International Corporation

Notes to the Condensed Consolidated Financial Statements

September 30, 2013

(Expressed in U.S. dollars)

1. Background and Basis of Presentation

eXp Realty International Corporation formerly known as Desert Canadians, Ltd. (the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. The Company is a cloud-based real estate brokerage operating in 29 States and in Ontario, Canada. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2. Summary of Significant Accounting Principles

a)      Basis of Presentation and Fiscal Year

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, and are expressed in US dollars. All material intercompany accounts and transactions have been eliminated in consolidation. As disclosed in our 8-K filed September 27th, 2013 the Company has changed its fiscal year end to December 31.

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

c)     Comprehensive Loss

There were no components of comprehensive loss other than net loss for the three and nine months ended September 30, 2013 and 2012.

d)     Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that we believe will have a material impact on our financial position, results of operations, or cash flows.

3. Related Party Transactions

As of September 30, 2013, the Company was indebted to the CEO of the Company for $20,577 for expenses paid for on behalf of the Company. As of December 31, 2012, the Company was indebted to the prior President of the Company for $102,418 for expenses paid for on behalf of the Company and advances. Amounts due to related parties were non-interest bearing, unsecured and due on demand.

4. Stockholders’ Equity

During the 3 months ended March 31, 2013, we issued 365,015 shares of common stock to satisfy $109,500 due to related parties. The amounts due were composed of $92,668 of cash advances and $16,832 of expense reimbursements outstanding at the time of issuance. We also issued 214,120 shares of common stock for cash to investors in private placements between $0.15 and $0.20 per share for receipts of cash totaling $33,734.

During the 3 months ended June 30, 2013, we issued 188,335 shares of common stock for cash to investors in private placements between $0.20 and $0.30 per share for receipts of cash totaling $51,251. In addition we issued 613,598 shares of common stock for services valued at $122,720 to vendors.

During the 3 months ended September 30, 2013, we issued 17,500 shares of common stock for cash to investors in private placements at $0.30 per shares for receipts of cash totaling $5,250.

During the 3 months ended September 30, 2013 the Company effected a thirty-five-to-one forward stock split of the issued and outstanding shares of common stock.

During the 3 months ended September 30, 2013 our President forfeited and the Company subsequently cancelled 1,393,350,000 (post-split) shares of common stock.

During the 3 months ended September 30, 2013 we issued 37,216,345 shares of common stock to shareholders of eXp Realty International Inc. as part of the business combination.

5. Stock Based Compensation

During the periods ended September 30, 2013 and December 31, 2012 the Company approved the issuance of stock options to certain employees, officers, directors, and service provider at the sole discretion of the Board of Directors.

The Company accounts for stock based compensation based on the intrinsic value of the awards and re-measures the intrinsic value at each reporting date through the date of exercise or other settlement. The final measure of compensation cost is recognized at the intrinsic value of the instrument at the date it is settled. Compensation cost for each period until settlement is based on the change in the intrinsic value of the instrument in each reporting period.

The Company’s currently issued stock options vest over periods ranging from 0 to 4 years and are exercisable for a period of 10 years.

The Company’s stock option activity is as follows:

	Options	Weighted Avg Price	Instrinsic Value

Balance, December 31, 2012	5,486,003	$0.13	$0.17
Granted	2,187,997	0.17	0.13
Exercised	–	–	–
Forfeited	–	–	–
Balance, September 30, 2013	7,674,000	$0.14	$0.16
Exercisable at September 30, 2013	1,398,450	$0.13	$0.17
Vested at September 30, 2013	5,182,524	$0.14	$0.16

For the nine months ended September 30, 2013 the Company’s stock options had an intrinsic value between $0.03 and $0.17 as compared to the nine months ended September 30, 2012 which had an intrinsic value of $0.00. The Company recognized stock option expense of $338,481 and $0 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

As part of the merger each outstanding option to purchase shares of eXp Realty International, Inc. were converted into options entitling the holder to purchase such number of shares of our common stock that is equal to 7.5 times the number of shares of eXp Realty International, Inc. This transaction required accounting recognition consistent with a modification of an award and the incremental cost associated with this modification to be recognized as of the date of modification. On September 27, 2013 the Company recognized an additional $512,197 of incremental cost associated with this conversion.

6. Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management the ultimate liability with respect to current proceedings and claims will not have a material adverse effect upon the Company’s financial position or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of September 30, 2013, and for the three and nine month periods ended September 30, 2013, as well as our future results.

OVERVIEW

We were incorporated as a Delaware company on July 30, 2008 and recently completed a merger transaction and now have five subsidiaries; eXp Acquisition Corp., eXp Realty, LLC, eXp Realty of Connecticut, LLC, eXp Realty Washington, Inc., and eXp Realty of Canada, Inc.

We are a cloud-based real estate brokerage organization operating in 29 states. As a cloud-based real estate brokerage for the residential real estate market has embraced and adopted a number of cloud-based technologies in order to grow into an international brokerage without the burden of physical bricks and mortar or redundant staffing costs. Following the closing of the merger agreement with eXp Realty International, Inc., the business of eXp Realty, LLC became our principal operating business.

RECENT BUSINESS DEVELOPMENTS

The Company continued its geographic expansion into new US States (and into sub-markets within those states) laying the infrastructure for future growth and agent aggregation. The Company added 71 new agents during the first 9 months of 2013. The Company also entered the international market for the very first time during the first 9 months of 2013 with the launch of operations in the Canadian Province of Ontario. In October, 2013 the Company signed on a 19 agent team based in Atlanta, Georgia and anticipates integrating a number of brokerages and agent teams into the Company during the next 12 months.

EXP’s Cloud Office is the Company office for brokers, agents, management and staff. This Cloud Office is where the Company’s community meets to transact business, collaborate, train, exchange, and socialize. Additionally, The Cloud Office is where professional relationships and friendships are initiated and strengthened. To that end, the Company has upgraded its Cloud Office to an enhanced platform starting in October 2013. Our Cloud Office now has improved audio, visual and presentation capabilities, and an increased capacity that will accommodate our existing and continual growing agent base. The Company has also started development of a new, customized end-to-end transaction and revenue sharing management platform. We anticipate this new system to be operational in the first quarter of 2014.

MARKET CONDITIONS AND TRENDS

EXP estimates over 50% of real estate brokerages today are not profitable due to the impact of high or fixed overhead and a costly struggle to drive higher productivity among their agents. These brokerages (many small to medium size) want to keep their long-term branding and reputation for excellence but want out from under their high costs to operate. Their current cost structure isn’t responsive to cyclical turns and the overhead costs continue to climb. The way in which buyers and sellers of real estate conduct research, initiate appointments, and even make offers has ever increasingly shifted from the traditional retail office to various online technologies. Even the most successful, established, and credible owners in the industry are struggling to remain competitive in the eyes of the agents they need to attract, retain and compensate in order to remain profitable.

Our Cloud Office has enabled brokerage owners to shed enormous overhead expenses and staffing costs while still retaining a percentage of commissions generated by their agents. Brokers through the use of our technology can now add additional agents and leverage their professional reputation and credibility both within and outside of their local or regional markets at little to no expense. The Cloud Office provides a scalable solution and a return to profitability for these existing small to medium sized brokerage owners.

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Three months ended September 30, 2013

Revenues

During the current three month period ended September 30, 2013 net revenues increased $1.43 million to $3.07 million as compared to the prior three month period ended September, 2012 when we generated $1.64 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Three Months Ended
	September 30,
	2013	2012	Change

Operating expenses:
Cost of revenues	$2,615,845	$1,367,709	$1,248,136
General and administrative	893,045	206,601	686,444
Professional fees	194,621	60,687	133,934
Sales and marketing	21,497	31,722	(10,225)
Total operating expenses	$3,725,008	$1,666,719	$2,058,289

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $1.25 million in the current three month period ended September 30, 2013 as compared to the prior three month period ended September, 2012 was driven by the substantially higher amount of net revenues.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The merger transaction entailed an exchange of option awards thus triggering a modification to the outstanding awards and an additional $512 thousand of cost recognized in the three months ended September 30, 2013. Also, an additional $70 thousand of vested options cost was recognized in the same period. No stock compensation cost was recognized in the prior three month period ending September 30, 2012. Salaries and wages increased $102 thousand in the three month period ending September 30, 2013 as compared to the three month period ended September 30, 2012 as a result of increased executive compensation associated with the addition our president and of our chief operating officer.

Professional fees include costs related to legal, accounting, and other consultants. Costs were up $134 thousand in the three month period ending September 30, 2013 as compared to the nine month period ended September 30, 2012 due to legal and audit fees associated with the merger transaction recently completed.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent approximately $9 thousand less in trade shows in the three month period ending September 30, 2013 as compared to the three month period ending September 30, 2012.

Nine months ended September 30, 2013

Revenues

During the current nine month period ended September 30, 2013 net revenues increased $3.42 million to $8.21 million as compared to the prior nine month period ended September, 2012 when we generated $4.79 million. The increase as compared to the prior period is a direct reflection from the increased sales agent base and higher sales volume realized.

Operating Expenses

	Nine Months Ended
	September 30,
	2013	2012	Change

Operating expenses:
Cost of revenues	$6,839,199	$4,038,589	$2,800,610
General and administrative	1,919,627	588,120	1,331,507
Professional fees	335,703	140,509	195,194
Sales and marketing	63,527	79,881	(16,354)
Total operating expenses	$9,158,056	$4,847,099	$4,310,957

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $2.8 million in the current nine month period ended September 30, 2013 as compared to the prior nine month period ended September, 2012 was driven by the substantially higher amount of net revenues.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The merger transaction entailed an exchange of option awards thus triggering a modification to the outstanding awards and an additional $512 thousand of cost recognized in the nine months ended September 30, 2013. Also, an additional $338 thousand of vested options cost was recognized in the same period. The Company also recognized $122,720 of cost associated with the issuance common stock for services during the current nine month period ending September 30, 2012. No stock compensation cost was recognized in the prior nine month period ending September 30, 2012. Salaries and wages increased $320 thousand in the nine month period ending September 30, 2013 as compared to the nine month period ending September 30, 2012 as a result of increased executive compensation associated with the addition our president and of our chief operating officer.

Professional fees include costs related legal, accounting, and other consultants. Costs were up $195 thousand in the nine month period ending September 30, 2013 as compared to the nine month period ending September 30, 2012 due to legal and audit fees associated with the merger transaction recently completed.

Sales and marketing include costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The Company spent approximately $19 thousand less in trade shows during the nine month period ending September 30, 2013 as compared to the nine month period ending September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2013	2012	Change

Current assets	$443,073	$207,989	$235,084
Current liabilities	(356,528)	(357,176)	648
Net working capital	$86,545	$(149,187)	$235,732

The Company’s net working capital increased $236 thousand during the current nine month period ending September 30, 2013 as compared to December 31, 2012. The increase is primarily attributable to the increase in cash as well as the increase in accounts receivable.

The following table presents our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Change
Cash provided by (used in) operating activities	$90,463	$(21,675)	$112,138
Cash (used in) investing activities	(493)	–	(493)
Cash provided by financing activities	77,235	6,774	70,461
Net change in cash	$167,205	$(14,901)	$182,106

Net cash provided by operating activities for the nine months ended September 30, 2013 was approximately $90 thousand as compared to a use of $22 thousand for the nine months ended September 30, 2012. Our cash provided in the first nine months of 2013 was primarily from an increase in accrued expenses, $32 thousand, operating advances from related parties of $38 thousand, and the balance from operating income, $19 thousand. Cash used by operating activities for the first nine months ended 2012 was primarily driven from a decrease in accrued expenses.

Net cash used in investing activities for the acquisition of fixed assets was $493 and $0 for the nine months ended September 30, 2013 and September 30, 2012 respectively.

Net cash provided by financing activities for the nine months ended September 30, 2013 comprised of $90 thousand of net proceeds from the issuance of 419,955 shares of common stock at prices ranging from $0.15 to $0.30 per share, which was partially offset from principal payments of $15 thousand on an outstanding notes payable obligation. Net cash used by financing activities for the nine months ended September 30, 2012 comprised of $15 thousand of advances from related parties, which was partially offset from principal payments of $8 thousand on an outstanding notes payable obligation.

We believe that our current cash and cash equivalents in addition to forecasted cash flow to be provided from operations will be sufficient to fund capital expenditures, operations, and our current obligations for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and our rate of growth into new markets. Our capital requirements may be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes in which we currently operate. We may have a greater need to fund our business by using our cash and cash equivalents, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We currently have one long-term debt obligation with a principal balance of $62 thousand accruing interest at 3% and is payable full during April 2015. We also have non-cancelable operating lease agreements with various expiration dates through August 2014.

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

CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2013 the Company issued 419,955 shares of common stock for net cash proceeds of $90,235 at prices ranging from $0.15 to $0.30 per share.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Website Development Agreement with Pixel Blue fx dated October 29, 2009 (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (2)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________

(1)	Included as an exhibit to our registration statement on Form S-1 filed with the SEC on July 7, 2010.

(2)	Included as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 9, 2012.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp Realty International Corporation
(Registrant)

Date: November 6, 2013	/s/ Glenn Sanford
Glenn Sanford
President, Chief Executive Officer, Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director

