Form 10-K
period 2013-12-31
EXP Realty International Corp
filed 2014-03-21
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-168025

EXP REALTY INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdictionof incorporation)	(IRS Employer Identification No.)

1325 Lincoln Street, Suite 1
Bellingham, WA 98229
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (360) 685-4206

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchanged on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp Realty International Corporation was $51,429 based on 171,430 shares of common stock held by non-affiliates and last sales price prior to June 30, 2013, being $0.30 per share.

The number of shares of the registrant's $0.00001 par value common stock outstanding as of March 21, 2014 was 47,993,651.

i

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-K contains certain forward-looking statements which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements may include statements about matters such as: future revenues; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as otherwise required by law, including the securities law of the United States, we undertake no obligation to publicly update or revise any forward-looking statement.

ii

PART I

Item 1. Business

Corporate Overview

We were incorporated in the State of Delaware on July 30, 2008.

In connection with and prior to the closing of the merger agreement, effective September 9, 2013, we changed our name from “Desert Canadians Ltd.” to “eXp Realty International Corporation” and effected a 35 new for 1 old forward stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized capital was increased from 220,000,000 shares of common stock to 7,700,000,000 shares of common stock and our issued and outstanding shares of common stock was increased on the basis of 35 new shares for 1 old share.

eXp Realty, LLC (formerly known as Buyer Tours Realty, LLC) was organized in the State of Washington on January 30, 2007. On December 31, 2012, substantially all of the member interests in eXp Realty, LLC were exchanged for shares in eXp Realty International, Inc. which was incorporated in the State of Washington on October 1, 2012. From its inception, eXp Realty, LLC has been engaged in the marketing and sale of residential real estate with the goal of being the first truly cloud-based, full service, global real estate brokerage company delivering around-the-clock access to collaborative tools and professional development for managing real estate brokers and agents. The business model was created in order to increase brokers’ and agents’ listings and sales and reduce their overhead and capital requirements.

On August 15, 2013, we and eXp Acquisition Corp., a Washington corporation and wholly-owned subsidiary of our company, entered into a merger agreement with eXp Realty International, Inc., and as a result of the closing of this agreement, eXp Realty International, Inc. merged into eXp Acquisition Corp. with eXp Acquisition Corp. remaining as the surviving corporation and the separate existence of eXp Realty International, Inc. ceasing at the effective time of the merger. Consequently, after the closing of this agreement, the subsidiaries of eXp Realty International, Inc. became the subsidiaries of eXp Acquisition Corp. These subsidiaries are:

(i) eXp Realty, LLC (formerly known as Buyer Tours Realty, LLC), a Washington limited liability company organized on January 30, 2007 and 100% owned by eXp Acquisition Corp.;

(ii) eXp Realty of Connecticut, LLC, a Connecticut limited liability company whereby eXp Realty, LLC is allocated 100% of all profits and losses;

(iii) eXp Realty Washington, Inc., a Washington corporation and 100% owned by eXp Realty, LLC; and

(iv) eXp Realty of Canada, Inc., a Canadian corporation and 100% owned by eXp Realty, LLC.

The organization and ownership structure of our company subsequent to the closing of the merger agreement as summarized in the paragraphs above is as follows:

Description of Business

Overview

eXp Realty, LLC is a cloud-based real estate brokerage operating in 29 states. As a cloud-based real estate brokerage for the residential real estate market, eXp Realty, LLC has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs. Following the closing of the merger agreement with eXp Realty International, Inc., the business of eXp Realty, LLC became our principal business.

Operations

We launched our operation in October 2009 with a handful of agents in Washington and Arizona, and have grown to a team of over 350 real estate professionals, and operate in various geographic markets as discussed in detail below.

We operate over the internet through our website, http://exprealty.com and rely on a cloud-based platform to provide our residential real estate brokerage services. Through our website, buyers can search real-time property listings, and sellers list their properties and gain exposure across the various markets we operate within. We also provide buyers and sellers access to a network of professional, consumer-centric agents and brokers.

Internally, we use our technology to provide agents, teams of agents, and brokerage owners with opportunities for increased profitability, reduced risk, and greater levels of professional development while fostering an organizational culture that values collaboration, strength of community, and commitment to serving the consumer’s best interests. We provide agents, teams of agents, and brokerage-owners with the systems, support, professional development and infrastructure to survive and then thrive in unpredictable and, at times, challenging economic conditions. This includes delivering 24/7 access to collaborative tools and training for real estate brokers and agents.

We have adopted a number of cloud-based technologies. Among the technologies we use to operate our business, is our 3D, fully-immersive, cloud office complex which has conference rooms, training centers, individual offices, and in which our management, staff, agents and brokers all work on a daily basis learning from, sharing with, transacting business with, and socializing with their colleagues from different geographic regions by utilizing avatars and USB headsets. In these virtual spaces agents and brokers meet for state-based sales meetings, attend live interactive training and classes, go over commission disbursement authorization forms, build websites and online branding materials, and work on purchase and sales agreements. Moreover, in these virtual spaces new managing brokers are evaluated and approved, our management meets to discuss strategy and vision, and personnel interviews occur. These are the only spaces where our senior management and our entire team report to work, manage projects and functional teams, attend classes, strategize, collaborate, and innovate. Furthermore, our cloud office has a fully-staffed transaction and administration office, and a fully-staffed web development, search engine optimization and technical support office. Thus, our cloud office provides agents, teams of agents and brokers with training, education, coaching, mentoring, transaction support, broker support, and technical support. Consequently, our cloud office is our company office for brokers, agents, management and staff, and the cloud office has also eliminated redundant staffing costs. The utilization of this cloud office platform permits us to serve our entire geographic reach.

We also serve real estate agents, which are independent contractors affiliated with our company, teams of agents, and real estate brokers by providing a full suite of back office functions ranging from paperless file sharing and transaction management, web design, social media, digital campaigns, customer relationship management platforms, business coaching, tech support, and live training that places a premium on engagement, discussion and collaboration.

Furthermore, we allow our brokers, who are former real estate brokerage owners, to leverage our infrastructure to reduce their fixed costs and be empowered to build scalable teams of agents in any of the markets that we serve while preserving and enhancing the broker’s personal brand. In this way our brokers can attract agents and build a co-brand in any of markets currently served by the company without any additional capital requirements.

Fee Structure

Our fee structure resulting directly from the cloud office and its impact on profitability has enabled us to offer our agents and brokers a relatively high minimum split of 80% of the gross commission generated from transactions.

We retain 20% of the gross commission generated from the same transactions. At the point (should it arrive) in the agent’s or broker’s anniversary year with our company that the 20% we retain adds up to $16,000 (effectively when the agent or broker closes transactions resulting in $80,000 in gross commission income) the agent’s or broker’s split graduates to 100% of gross commission for the balance of the agent’s or broker’s anniversary year less adjusted fees.

On transactions resulting from company-generated consumer leads, the split is less because the agent pays us a referral fee as consideration for our efforts in generating and then distributing the company-generated consumer lead.

Unlike agents and brokers at most of our national competitors, our agents and brokers do not pay a royalty or franchise fee. Because we do not house agents in physical brick and mortar offices our agents and brokers also do not pay desk or office fees that are commonplace among competitors. Our agents pay a small monthly technology fee, a modest tuition fee for eXp University (curriculum of professional development classes and real estate vision and training), a transaction processing fee and a liability insurance fee. Our fee structure is favorable in relation to our competitors.

Revenue Sharing Plan

Our cloud office and its impact on profitability has enabled us to introduce and maintain a 7-level gross revenue sharing plan which each of our agents and brokers can participate in and from which they can realize significant monthly and annual residual overrides on the gross commission income resulting from transactions consummated by agents and brokers who they have attracted to our company, effectively contributing to our growth.

A number of our competitors have introduced residual income plans to their agents and brokers in an effort to incentivize growth but those companies’ cost structures, many of which are brick and mortar-intensive, have led to plans where the residual income is either calculated on net profit, which is unpredictable or unattainable and over which the agent has no control, is capped or structurally offers lower opportunity for payout.

Our gross revenue sharing program has the potential to pay out tens and hundreds of thousands of dollars monthly to our individual agents and brokers. Our gross revenue sharing plan also unties one of the industry’s longstanding compensation challenges for the industry’s professionals by providing a vehicle with which agents and brokers can truly, and comfortably, reduce their sales activity in the future and ultimately potentially retire with a vested monthly revenue share plan distribution.

Consistent with our commitment to enabling and empowering agents and brokers in pursuit of building a scalable business and organization, our revenue sharing plan allows brokers and agents a financial mechanism to build teams across borders without incurring any expense, oversight responsibility, or liability.

Our Markets

Our primary market is the United States. Currently, we operate in the following markets in the United States under the name of eXp Realty LLC: Alabama; Arizona; Arkansas; California; Colorado; Connecticut; Florida; Georgia; Illinois; Indiana; Kentucky; Louisiana; Maine; Maryland; Massachusetts; Michigan; Nevada; New Hampshire; New Mexico; New York; North Carolina; Oklahoma; Oregon; Pennsylvania; South Carolina; Texas; Utah; Virginia; and Washington. We are qualified to do business and operate in California, through a wholly-owned subsidiary, eXp Realty Washington, Inc.

We also have a wholly owned subsidiary, eXp Realty Canada, Inc. which is licensed to do business in Toronto, Ontario, Canada.

Competition

We compete with local, regional and national and international residential real estate brokerages to attract agents, teams of agents, brokers and consumers. We compete primarily on the basis of our culture, collaboration, utilization of systems and technologies, including our cloud office platform to reduce costs, provide relevant and substantial professional development opportunities, and provide our agents and brokers with an opportunity to generate more business and participate in the growth of our company. We believe that we are the only national real estate brokerage in the United States presently using a 3D immersive office environment in place of physical brick and mortar locations and as such, we believe that we are well-positioned in our competitive landscape.

Our competitors include Realogy (est. 13,600 offices, 239,000 agents, includes Coldwell Banker, Century 21, Better Homes, ERA, Sotheby’s), Leading Real Estate Companies of the World (est.500 brokerages, 4,000 offices, 120,000 agents), RE/MAX, LLC (est. 92,000 real estate agents), Keller Williams Realty Inc. (est. 700 offices, 80,000 associates), Berkshire Hathaway’s Home Services of America (est. 55,000 agents, 1,800 locations, includes Prudential Real Estate, Real Living Real Estate), ZipRealty, Inc. (est. 2,000 associates) and For Sale By Owners (FSBO, properties sold by owners).

Intellectual Property

“eXp Realty” is one of our registered trademarks in the United States. We have also placed the marks “3D MLS” and “3D Listing Service” on the United States Patent and Trademark Office’s Supplemental Register. We also own the rights to the domain name “http://exprealty.com”.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights could result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights will be a key component of our operating strategy.

Seasonality of Business

Seasons and weather, while seemingly predictable, traditionally impact the real estate industry. Continuous poor weather or natural disasters negatively impact listings and sales. Spring and summer seasons historically reflect greater sales periods in comparison to fall and winter seasons. Seasonal or weather related lower revenue also reduces our operating income, net income, operating margins and cash flow.

Real estate listings precede sales and a period of poor listings activity will negatively impact revenue. Past performance be it weather, seasons, prior month or prior quarter is no assurance of the following month’s or quarter’s revenue and macroeconomic shifts in the markets served could conceal the impact of poor weather and/or seasonality.

Home sales in successive quarters can fluctuate widely due to holidays, national or international emergencies, the school year calendar’s impact on relocation and/or interest rates changes or speculation of pending interest rate changes. Our revenue and operating margins each quarter will remain subject to seasonal fluctuations, poor weather and natural disasters, combined with macroeconomic market changes may make it difficult to compare or analyze our financial performance effectively across successive quarters.

Furthermore, the residential real estate market and the real estate industry in general has a cyclical nature often defined by a protracted period of depressed revenues, values, and demand, inflated rates of foreclosure, and then economic relief. Consequently, our business is affected by such cycles.

Research and Development Costs During the Last Two Years

We did not incur any costs associated with research and development during each of the years ended December 31, 2013 and 2012.

Government Regulation

We serve the residential real estate industry which is regulated by federal, state and local authorities as well as private associations or state sponsored associations or organizations. We are required to comply with each state, province, county or country’s laws and as well as private governing bodies’ regulations, which combined results in a highly regulated industry.

We are also subject to federal and state regulations relating to employment, contractor, and compensation practices. All of our company’s agents and brokers are classified as independent contractors, which are subject to Internal Revenue Service and state law guidelines as they apply to this classification. The only exception is our managing brokers (one per each state where we are registered to conduct business) that are classified as part-time employees to fulfill state or local real estate business requirements.

Real Estate Regulation - Federal

The Real Estate Settlement Procedures Act of 1974 (“RESPA”) became effective on June 20, 1975. The RESPA requires lenders, mortgage brokers, or servicers of home loans to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the real estate settlement process. The RESPA also protects borrowers against certain abusive practices, such as kickbacks, and places limitations upon the use of escrow accounts.

The Department of Housing and Urban Development promulgated Regulation X, which implements RESPA.

The National Affordable Housing Act of 1990 amended RESPA to require detailed disclosures concerning the transfer, sale, or assignment of mortgage servicing. It also requires disclosures for mortgage escrow accounts at closing and annually thereafter, itemizing the charges to be paid by the borrower and what is paid out of the account by the servicer.

The Dodd-Frank Act bestowed the administration of RESPA from the Department of Housing and Urban Development to the new Consumer Financial Protection Bureau (“CFPB”). The CFPB has proposed new rules that can potentially adversely impact the lending and residential real estate industries with new regulatory risk.

In addition, federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal regulations protect the privacy rights of consumers, which affects our opportunities to solicit new clients.

Real Estate Regulation - State and Local Level

States licensing laws and/or requirements vary from state to state. In general, all individuals and entities lawfully conducting businesses as real estate brokers, agents or sales associates must be licensed in the state in which they carry on business and at all times be in compliance.

States will require a real estate broker to be employed by the brokerage firm or permit an independent contractor classification, and the broker may work for another broker conducting business on behalf of the sponsoring broker.

States may require a person licensed as a real estate agent, sales associate or salesperson, be affiliated with a broker in order to engage in licensed real estate brokerage activities or allow the agent, sales associate or salesperson to work for another agent, sales associate or salesperson conducting business on behalf of the sponsoring agent, sales associate or salesperson. Agents, sales associates or salespersons are generally classified as independent contractors; however, real estate firms can offer employment.

Generally, a limited liability company such as eXp Realty, LLC engaged in the real estate brokerage business must obtain an entity real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that a member or manager of the limited liability company be licensed individually as a real estate broker in that jurisdiction. If applicable, this member or manager is responsible for supervising the licensees and the entity’s real estate brokerage activities within the state.

Real estate licensees, whether they are brokers, salespersons, individuals, agents or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally specify minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, escrow trust fund management, agency representation, advertising regulations and fair housing requirements.

In each of state where we have operations, we assign appropriate personnel to manage and comply with laws and regulations be it equal to, or greater than federal law.

Most states have local regulations (city or county government) that govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents or brokers, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction as well as prescribed review and approval periods for documentation and broker conditions for review and approval.

Third-Party Rules

Beyond federal, state and local governmental regulations, the real estate industry is subject to rules established by private real estate groups and/or trade organizations, including, among others, state Associations of REALTORS® (AOR), and local Associations of REALTORS® (AOR), the National Association of Realtors® (NAR), and local Multiple Listing Services (MLSs). “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®.

Each third party organization generally has prescribed policies, bylaws, codes of ethics or conduct, and fees and rules governing the actions of members in dealings with other members, clients and the public, as well as how the third party organization’s brand and services may or may not be deployed or displayed.

We assign appropriate personnel to manage and comply with third party organization policies and bylaws.

Employees

We presently have approximately 10 full-time employees, five of whom oversee and manage all of our company’s transactions globally, and approximately 30 part-time employees.

All of our agents and brokers are classified as independent contractors. The only exceptions are our managing brokers (one per each state where we are registered to conduct business) that are classified as part-time employees to fulfill state or local real estate business requirements. Currently, we have more than 350 agents and brokers.

Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships with agents, brokers, technology providers, and customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Our Business and Industry

We have experienced net losses in recent years, and because we have a limited operating history, our ability to fully and successfully develop our business is unknown.

eXp Realty International Corporation has a history of net losses from its inception in October 2009 through December 2013 and does not have a significant operating history with which investors can evaluate our business. Our ability to successfully develop our services, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured.

For us to achieve success, our services must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our services are not widely accepted by the market, our business may fail.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development, marketing, and provision of our services. As a result, we may not generate significant net income from operations in the future. Failure to generate significant net income from operations in the near future may cause us to reduce or cease activities.

Our profitability is tied to the strength of the residential real estate market, which is subject to a number of macroeconomic conditions beyond our control.

Our profitability is closely related to the strength of the residential real estate market which traditionally follows economic cycles and which can be impacted by national, state and local production, distribution, and consumption of goods and services from the economy. Macroeconomic conditions that could adversely impact our business include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit, increased costs of obtaining mortgages, an increase in foreclosure activity, rising interest rates, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disasters, or actions taken by the Federal Reserve Board to regulate the supply of money, or the public perception that any of these events may occur. In addition, federal and state governments, agencies and government-sponsored entities such as Fannie Mae and Freddie Mac could take actions that result in unforeseen consequences or that otherwise could negatively impact our business.

We cannot guarantee that we will be able to grow in the various local markets that we serve.

To capture and retain market share in the various local markets that we serve, we must compete successfully against other brokerages for agents and brokers and for the consumer relationships that they bring. Our competitors could lower the fees that they charge to agents and brokers or could raise the compensation structure for those agents. Our competitors may have access to greater financial resources than us, allowing them to undertake expensive local advertising or marketing efforts. In addition, our competitors may be able to leverage local relationships, referral sources, strong local brand and name recognition that we have not established. Our competitors could, as a result, have greater leverage in attracting new and established agents in the market and in generating business among local consumers. Our ability to grow in the local markets that we serve will depend on our ability to compete with these local brokerages.

The utilization of a 3D cloud based immersive office as a suitable substitute for a physical brick and mortar location is a new and unproven strategy and we cannot guarantee that we will be able to operate and grow within its confines.

Currently, our cloud office adequately supports the needs of our agent population located across 29 states and Ontario, Canada. We cannot guarantee that our cloud office platform will continue to support our agent population and meet our business needs as we grow. The effectiveness of our cloud office platform is tied to a number of variables at any given time including server capacity and concurrent users. In addition, the use of the cloud office platform, and the use generally of 3D immersive office environments as an acceptable substitute among agents and brokers for physical office locations is unproven. We cannot guarantee that industry rank and file will adopt or accept cloud-based 3D office environments as a substitute for a physical office environment.

Improvement in the health of the real estate market could alleviate the need among brokerage owners for alternatives to traditional brick and mortar models in order to achieve profitability.

Sustained growth in the economy generally has accelerated and sustained improvement in the residential real estate industry which could cause sufficient levels of sales activity and generate revenues that would support traditional brick and mortar models, reducing the demand for cloud-based alternatives which could adversely impact our profit margins.

Significant risk to brand and revenue if we fail to meet federal, state, foreign, county, or private associations and governing boards laws and regulations.

We operate in a heavily regulated industry with regulated labor classifications which present significant risk in general for each potential instance where we fail to maintain compliance.

Our brokers can be classified as an employee or independent contractor and we could potentially misclassify or fail to consistently achieve compliance. Classifications and compliance are subject to the Internal Revenue Service regulations and applicable state law guidelines and penalties.

Our agents are only classified as independent contractors and we could potentially misclassify or fail to consistently achieve compliance. Classifications and compliance are subject to the Internal Revenue Service regulations and applicable state law guidelines and penalties.

Classifications, regulations and guidelines for brokers and agents are subject to judicial and agency interpretation as well as periodic changes. Changes, or any indication of changes, may adversely impact our workforce classifications, expenses, compensation, commission structure, roles and responsibilities and broker organization.

Beyond workforce regulations and classifications, there exist complex, heavily regulated federal, state, foreign, local authority laws and regulations and national, state, foreign and local third party organization’s regulations, policies and bylaws governing our real estate business.

In general, the laws, rules and regulations that apply to our business practices include the federal Real Estate Settlement Procedures Act, the federal Fair Housing Act, the Dodd-Frank Act, and federal advertising and other laws, as well as comparable state statutes; rules of trade organization such as NAR, local MLSs, and state and local AORs; licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services; privacy regulations relating to our use of personal information collected from the registered users of our websites; laws relating to the use and publication of information through the Internet; and state real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses.

Maintaining legal compliance is challenging and increases our costs due to resources required to continually monitor business practices for compliance with applicable laws, rules and regulations.

We may not become aware of all the laws, rules and regulations that govern our business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance.

If we fail, or we have alleged to have failed, to comply with any existing or future applicable laws, rules and regulations, we could be subject to lawsuits and administrative complaints and proceedings, as well as criminal proceedings. Our noncompliance could result in significant defense costs, settlement costs, damages and penalties.

Our business licenses could be suspended or revoked, our business practices enjoined, or we could be required to modify our business practices, which could materially impair, or even prevent, our ability to conduct all or any portion of our business. Any such events could also damage our reputation and impair our ability to attract and service home buyers, home sellers and agents, as well our ability to attract brokerages, brokers, teams of agents and agents to our company, without increasing our costs.

We do carry general liability insurance; however, insurance may not cover all claims or claims of these types or may be inadequate to protect us from all liability.

Further, if we lose our ability to obtain and maintain all of the regulatory approvals and licenses necessary to conduct business as we currently operate, our ability to conduct business may be harmed. Lastly, any lobbying or related activities we undertake in response to mitigate liability or current or new regulations could substantially increase our operating expenses.

If we do not remain an innovation leader in the real estate industry, we may not be able to grow our business and leverage our costs to achieve profitability.

Innovation has been critical to our ability to compete against other brokerages for clients and agents. For example, we have pioneered the utilization of a 3D immersive online office environment which reduces our need for office space and facilitates the transaction of business away from an office. As others follow our practices or develop innovative practices, our ability to achieve profitability may diminish or erode. For example, certain other brokerages could develop or license cloud-based office platforms that are equal to or superior to our company’s. If we do not remain on the forefront of innovation we may not be able to achieve or sustain profitability.

Our value proposition for agents and brokers includes allowing them to participate aggressively in the gross revenues of our company and is not typical in the real estate industry. If agents and brokers do not understand our value proposition or value its attributes, we may not be able to attract, retain and incentivize agents.

Participation in our gross revenue sharing plan represents a key component of our agent and broker value proposition. Agents and brokers may not understand or appreciate its value. In addition, agents may not appreciate other components of our value proposition including the cloud office platform, the mobility it affords, the systems and tools that we provide to agents and brokers, and the professional development opportunities we create and deliver. If agents and brokers do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we may not be able to attract, retain and incentivize new and existing agent’s and broker’s to grow our revenues.

As we pursue opportunities to increase revenues, our profit margins may decline sharply.

We may implement changes to the business model and operations to improve revenues that cause a disproportionate increase in our expenses and cost of goods sold, or reduce profit margins. For example, we may allocate resources to acquiring lower margin brokerage models, the development of a mortgage servicing division, a commercial real estate division, a title and escrow company or a continuing education division. These decisions could involve significant start-up costs that may only be recovered after lengthy periods of time. Any of these attempts to improve our revenues could result in a disproportionate increase in our expenses and in reduced profit margins.

Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.

Seasons and weather, while seemingly predictable, traditionally impact the real estate industry. Continuous poor weather or natural disasters negatively impact listings and sales. Spring and summer seasons historically reflect greater sales periods in comparison to fall and winter seasons. Seasonal or weather related lower revenue also reduces our operating income, net income, operating margins and cash flow.

Real estate listings precede sales and a period of poor listings activity will negatively impact revenue. Past performance be it weather, seasons, prior month or prior quarter is no assurance or predictor of the following month’s or quarter’s revenue and macroeconomic shifts in the markets served could conceal the impact of poor weather or seasonality.

Home sales in successive quarters can fluctuate widely due to holidays, national or international emergencies, the school year calendar’s impact on relocation and/or interest rate changes or speculation of pending interest rate changes. Our revenue and operating margins each quarter will remain subject to seasonal fluctuations, poor weather and natural disasters, combined with macroeconomic market changes may make it difficult to compare or analyze our financial performance effectively across successive quarters.

If we fail to protect the privacy of employees, independent contractors, or consumers or personal information that they share with us, our reputation and business could be significantly harmed.

Tens of thousands of consumers have shared personal information with us during the normal course of business of residential real estate transactions, plus hundreds of independent contractors and employees combined have entrusted us with personal information. This includes, but is not limited to, social security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers, and email addresses.

Our application, disclosure and safeguard of the information is regulated by federal and state privacy laws. To comply with privacy laws, we invested resources and adopted a privacy policy outlining the use and care as well as how and with whom we may share personal information. This policy includes informing consumers, independent contractors and employees that we will not share their personal information with third parties without their consent unless required by law.

Privacy policies and compliance with federal and state privacy laws presents risk and could incur legal liability for failing to maintain compliance. We may not become aware of all privacy laws, changes to privacy laws, or third party privacy regulations governing the real estate business, or be unable to comply with all of these regulations, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance.

Our policy and safeguards could be deemed insufficient if third parties with whom we have shared personal information fail to protect the privacy of that information. Our legal liability could include significant defense costs, settlement costs, damages and penalties, plus, damage our reputation with consumers, which could significantly damage our ability to attract and maintain customers. Any or all of these consequences would result in meaningful unfavorable impact on our brand, business model, revenue, expenses, income and margins.

Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies upon which we rely on to operate.

As the number of agents and brokers in our company grows, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, including, but not limited to, our cloud office platform. Loss of key personnel or the lack of adequate staffing with the requisite expertise and training could impede our efforts in this regard. If our systems and technologies lack capacity or quality sufficient to service agents and their clients, then the number of agents who wish to use our products could decrease, the level of client service and transaction volume afforded by our systems could suffer, and our costs could increase. In addition, if our systems, procedures or controls are not adequate to provide reliable, accurate and timely financial and other reporting, we may not be able to satisfy regulatory scrutiny or contractual obligations with third parties and may suffer a loss of reputation. Any of these events could negatively affect our financial position.

Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations.

The performance and reliability of our systems and operations are critical to our reputation and ability to attract agents, teams of agents and brokers into our company as well as our ability to service home buyers and sellers. Our systems and operations are vulnerable to security breaches, interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third party vendors to provide the cloud office platform and to provide additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially reduce the transaction volume that can be processed with our systems, impair quality of service, increase costs, prompt litigation and other consumer claims, and damage our reputation, any of which could substantially harm our financial condition.

Failure to protect intellectual property rights could adversely affect our business.

Our intellectual property rights, including existing and future trademarks, trade secrets, patents and copyrights, are important assets of the business. We have taken measures to protect our intellectual property, but these measures may not be sufficient or effective. We may bring lawsuits to protect against the potential infringement of our intellectual property rights; other companies, including our competitors, could make claims against us alleging our infringement of their intellectual property rights. Any significant impairment of our intellectual property rights could harm our business.

We intend to evaluate other brokerages for acquisition in order to accelerate growth and may not succeed in identifying suitable candidates or may acquire brokerages that negatively impact us.

As part of our growth strategy, we plan to evaluate the potential acquisitions of other real estate brokerages. We may be unable to identify brokerages that we deem to be suitable acquisition candidates. If we do complete an acquisition, our evaluation may prove faulty and the acquisition may prove unsuccessful. In addition, an acquisition may prove unsuccessful to us because of our inability to effectively execute post-acquisition strategy. We may be unable to successfully integrate acquired brokerages’ agents, systems and personnel. An acquisition could negatively impact our culture or undermine its core values. Acquisitions could disrupt our existing operations or cause management to neglect to focus adequately on our core business. Acquisition agents and brokers may reject our systems and technologies. An acquisition could cause potentially dilutive issuances of equity securities, incurrence of debt, contingent liabilities, or could cause us to assume or incur unknown or unforeseen liabilities.

Unfavorable general economic conditions in the United States and other markets that we enter and operate within could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States and other markets we enter and operate within could negatively affect the affordability of, and consumer demand for, our services in the United States. Under difficult economic conditions, consumers may seek to reduce spending by forgoing real estate purchases. Lower consumer demand for our services in the United States and other markets could reduce our profitability.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings, including treble damages, may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, negligence and fiduciary duty claims arising from our company owned brokerage operations, actions against our title company alleging it knew or should have known others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including our agents, brokers, third-party service or product provides, antitrust claims, general fraud claims and employment law claims, including claims challenging the classification of our employees as independent contractors and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes. In addition, class action lawsuits can often be particularly vexatious litigation given the breadth of claims, the large potential damages claimed and the significant costs of defense. The risks of litigation become magnified, and the costs of settlement increase, in class actions in which the courts grant partial or full certification of a large class. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third party patents or other third party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms) and be required to pay royalties.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently aware of one such legal proceeding in the State of California and our errors and omissions insurance carrier is vigorously defending our position. Our deductible is $2,500 and exposure to the claim has limited potential to materially adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters, may arise from time to time that may harm our business.

We may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations concerning our classification and compensation practices for the agents in our owned-and-operated brokerage.

All agents in our owned-and-operated brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to our independent contractor agents, and like most brokerages, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any of our agents. Further, if legal standards for classification of agents as independent contractors change or appear to be changing, it may be necessary to modify our compensation and benefits structure for these agents in some or all of our markets, including by paying additional compensation or reimbursing expenses.

In the future we could incur, substantial costs, penalties and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees, in defending future challenges by agents to our agent classification or compensation practices.

Risk Related to Our Stock

Glenn Sanford, our executive and financial officer and director, owns a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and he can take actions that may be adverse to your interests.

Glenn Sanford, our executive officer and director, beneficially owns approximately 42.4% of our outstanding common stock as of March 21, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a controlling stockholder. Mr. Sanford may have the ability to influence significantly all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. Sanford could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 7,700,000,000 shares of common stock, of which 47,993,651 shares are issued and outstanding as of March 21, 2014. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTCQB (Symbol “EXPI”) operated by the OTC Markets Group, trading through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal corporate office has approximately 1,000 square feet and is located at 1325 Lincoln Street, Suite 1, Bellingham, WA 98229 in a leased facility. The lease expires on November 30, 2014. This facility accommodates our principal administrative and finance operations. We occupy very minimal leased office spaces in a number of the US states that we operate strictly in order to comply with state regulatory and licensing requirements and, in certain instances, to provide office space to our managing state brokers. In certain of these instances, the state managing brokers are financially responsible for a significant portion of the rental expense associated with a leased office space. In certain instances, we make a financial contribution to a state managing broker’s leased office space rental obligation for which we are not legally responsible. We generally do not provide office space for the agent workforce. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will be available for lease to meet future needs.

Item 3. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

We have one current claim in which we are a named defendant in a professional liability matter. Further details are disclosed in footnote number 10 of our financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB operated by the OTC Markets Group under the trading symbol “EXPI”. We received DTC compliance approval in January of 2014 and the first shares were traded on the OTCQB on January 30, 2014 and have been sparsely traded through the date of this report.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Transfer Agent

Our transfer agent is Island Stock Transfer with an office at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders of Our Common Stock

As of March 21, 2014, there are 47,993,651 issued and outstanding shares of our common stock held by a total of approximately 78 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common stock, our intention is to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,674,000	$0.14	2,326,000
Equity compensation plans not approved by security holders	Nil	N/A	N/A
Total	7,674,000	$0.14	2,326,000

2013 Stock Option Plan

On September 27, 2013, we adopted a stock option plan. The purpose of the stock option plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the stock option plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non–qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the stock option plan) who are subject to tax in the United States may receive “incentive stock options”, and non–United States residents may receive awards of “non-qualified stock options”. The number of shares of our common stock issuable under the plan is 10,000,000. As of March 21, 2014, there were stock options to purchase an aggregate of 7,674,000shares of our common stock outstanding.

Recent Sales of Unregistered Securities

In February of 2014 we sold 198,333 shares of common stock via private subscription agreements for $59,500 in cash. We issued these shares to 8 U.S. persons, relying on Section 4(A)(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of December 31, 2013, and 2012, as well as our future results.

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

RECENT BUSINESS DEVELOPMENTS

The Company has continued its geographic expansion into new US States (and into sub-markets within those states). The Company added approximately 70 new agents during the year ended 2013. The Company has also entered the international market for the first time with the launch of operations in the Canadian Province of Ontario.

eXp’s Cloud Office is the Company office for brokers, agents, management and staff. This Cloud Office is where the Company’s community meets to transact business, collaborate, train, exchange, and socialize. Additionally, The Cloud Office is where professional relationships and friendships are initiated and strengthened. To that end, the Company has upgraded its Cloud Office to an enhanced platform in October 2013. Our Cloud Office now has improved audio, visual and presentation capabilities, and an increased capacity that will accommodate our existing and continual growing agent base.

In 2014, the Company expects to introduce and execute on a number of initiatives aimed at accelerating expansion and looks fully to integrate a number of systems that will support our scalable growth.

In pursuit of the vision of becoming a brokerage that, uniquely within the industry, is owned to a substantial degree by its agents and brokers, the Company plans to adopt a formal stock compensation plan the components of which will include equity issuances to agents based on productivity and contributions to Company growth and equity grants which can be leveraged to attract iconic agents within particular marketplaces. In addition, the Company proposes to adopt an Employee Stock Ownership Plan which will permit the voluntary allocation by agents of a percentage of gross commission income on transactions and/or revenue share dollars earned to the purchase of Company stock.

In September, 2013, the Company incentivized the addition of a 19 agent team in Atlanta, Georgia using its common shares of stock and the value propositions of its core business model. This migration, in addition to growing the Company, allowed the Company to test and measure the effectiveness of its processes and systems for the integration of large teams of agents or groups of agents that comprise an entire brokerage. As of March, 2014 the size of our agent and broker population in the Greater Atlanta Metro Region has nearly doubled and the Company has retained 100% of the agents and brokers who joined us last fall. Based on the success of this migration and on the technological, human and financial resources at our disposal, the Company anticipates being able to attract increasing numbers of sizeable agent and brokerage teams into the Company across its markets in 2014 and successfully integrate them into the Company’s culture and infrastructure.

The Company has a competitive advantage through its sizeable geographic footprint which grants us access to, at present, some 45 different property data and listing services (“Multiple Listing Services”) across our markets. In 2014, the Company expects to commence to undertake the streamlining, in part through service agreements with third-party vendors, of its market-based consumer-facing web sites into one single site in the United States and one in Canada. This process will permit us more efficiently to maintain and optimize our corporate-owned sites; and, will permit us to harness and aggregate Multiple Listing Service data in a more centralized yet farther-reaching manner, effectively syndicating data across increased numbers of channels.

With the efficiencies created within our technology and web-development team, the Company in 2014 can begin to look at ways in which it can leverage its technological capabilities and expertise to build upon the value that it offers to buyers and sellers of real estate. The Company may also begin to explore and identify potential strategic partners that have developed technologies, applications or other proprietary assets of value within the real estate space and that would benefit from access to the resources we possess internally as well as those made possible by our geographic reach, mobility and interconnectivity.

Over the past year, the Company has received numerous expressions of interest from parties whose principal business is in the brokerage of commercial real property. In 2014 the Company will seek to determine the feasibility of various ways in which to accommodate this interest and potentially pursue the engagement of this segment of the real estate industry.

In March, 2014 the Company began the process of launching a new customized transaction management platform designed further to streamline our transaction management and administrative functions enabling scalable growth without the immediate necessity of significant increases in staffing. The new platform will also offer our agents and brokers enhanced reporting features and report generating capabilities and will, in the next phase of its development to be completed later in this year, provide agents and brokers with access to critical information relative to the composition and production of agent and broker teams that they’ve assembled and grown as well as the revenue share dollars derived from those efforts.

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

The United States housing market was adversely impacted beginning in 2006 by the combination of a number of factors, including but not limited to more stringent lending guidelines, increased unemployment, and an overall macroeconomic decline. Overall U.S. sales volume declined as did the market value of homes which in turn created a swell in foreclosures and mortgage defaults. Data relative to the amount of time a property takes to sell, units available for resale, and pricing suggests that throughout much of the United States, markets have recovered even as borrowing costs for mortgages increased from historic lows, as tightened lending standards remain in place and as new qualified mortgage rules, introduced in January 2014, take effect. Market conditions prospectively are susceptible to impact from, among other factors, employment growth or decline, population trends, the re-entry into the market of former homeowners who suffered delinquencies, foreclosures, short-sales, or bankruptcies during the downturn, and changes in Federal Reserve monetary policy and federal fiscal policy.

Based on these among other factors we expect to see continued growth in sales within the real estate industry in the upcoming fiscal year.

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Twelve months ended December 31, 2013

Revenues

During the year ended December 31, 2013 net revenues increased $3.99 million to $10.70 million as compared to the year ended December 31, 2012 when we generated $6.71 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Twelve Months Ended December 31,
	2013	2012	Change

Operating expenses:
Cost of revenues	$8,905,114	$5,657,067	$3,248,047
General and administrative	2,430,216	827,349	1,602,867
Professional fees	424,361	190,912	233,449
Sales and marketing	60,197	102,267	(42,070)
Total operating expenses	$11,819,888	$6,777,595	$5,042,2293

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $3.25 million in the current year ended December 31, 2013 as compared to the year ended December 31, 2012 was driven by the substantially higher amount of net revenues.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The merger transaction entailed an exchange of option awards thus triggering a modification to the outstanding awards and an additional $512 thousand of cost recognized in the year ended December 31, 2013. Also, an additional $891 thousand of vested options cost was recognized in the same period. No stock compensation cost was recognized in the year ended December 31, 2012. The remaining additional increase in 2013 as compared to 2012 was primarily associated with increased salaries and wages as a result of increased executive compensation associated with the addition of our president and our chief operating officer.

Professional fees include costs related to legal, accounting, and other consultants. Costs were up $233 thousand in the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to legal and audit fees associated with the merger transaction recently completed in September of 2013.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent approximately $42 thousand less primarily due to less trade shows attended and less promotional material created in the year ended December 31, 2013 as compared to the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	December 31,
	2013	2012	Change

Current assets	$288,232	$207,989	$80,243
Current liabilities	(252,382)	(357,176)	104,794
Net working capital	$35,850	$(149,187)	$185,037

The Company’s net working capital increased $185 thousand during the current year ending December 31, 2013 as compared to December 31, 2012. The increase is primarily attributable to the increase in cash as well as the decrease in due to related parties.

The following table presents our cash flows for the years ended December 31, 2013 and 2012:

	Years Ended
	December 31,
	2013	2012	Change

Cash provided by (used in) operating activities	$16,026	$(538)	$16,564
Cash (used in) investing activities	(39,513)	(387)	(39,126)
Cash provided by (used in) financing activities	65,235	(13,976)	79,211
Net change in cash	$41,748	$(14,901)	$56,649

Net cash provided by operating activities for the year ended December 31, 2013 was approximately $16 thousand as compared to a use of $1 thousand for the year ended December 31, 2012. Our cash provided in the year ended December 31, 2013 was primarily from an increase in sales and collections. Cash used by operating activities for the year ended 2012 was less than $1 thousand and was virtually break even.

Net cash used in investing activities for the acquisition of fixed assets was $40 thousand and $387 for the year ended December 31, 2013 and December 31, 2012 respectively. In 2013 we started building a new transactional processing software system we expect to be operational by the end of March 2014.

Net cash provided by financing activities for year ended December 31, 2013 comprised of $90 thousand of net proceeds from the issuance of 419,955 shares of common stock at prices ranging from $0.15 to $0.30 per share, which was partially offset from principal payments of $15 thousand on an outstanding notes payable obligation and repurchase of $10,000 of ownership interest in eXp Realty, LLC. Net cash used by financing activities for the year ended December 31, 2012 comprised of $15 thousand of payments on outstanding notes payable obligations.

As our operating cash flows have been only slightly positive, if not at a break-even point, we may need to raise additional cash in order to fund capital expenditures, operations, and our current obligations in the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and our rate of growth into new markets. Our capital requirements may be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes in which we currently operate. We may have a greater need to fund our business by using our cash and cash equivalents, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We currently have one long-term debt obligation with a principal balance of $62,000 accruing interest at 3% and is payable in full during April 2015. We also have non-cancelable operating lease agreements with various expiration dates through August 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

eXp Realty International Corporation

Bellingham, Washington

We have audited the accompanying consolidated balance sheets of eXp Realty International Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eXp Realty International Corporation as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Haynie & Company

Salt Lake City, Utah

March 21, 2014

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,056	$58,308
Restricted cash	38,198	61,687
Accounts receivable, net of allowance $2,329 and $nil, respectively	99,640	62,697
Accounts receivable, related party	8,200	8,752
Prepaids and other assets	39,793	16,545

TOTAL CURRENT ASSETS	285,887	207,989

OTHER ASSETS
Fixed assets, net	44,854	9,784

TOTAL OTHER ASSETS	44,854	9,784

TOTAL ASSETS	$330,741	$217,773

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$55,826	$51,335
Customer deposits	38,198	61,687
Accrued expenses	130,244	121,233
Due to related parties	18,232	102,418
Accrued interest	7,537	5,503
Current portion of notes payable	–	15,000

TOTAL CURRENT LIABILITIES	250,037	357,176

LONG TERM LIABILITIES
Notes payable	61,887	61,887

TOTAL LIABILITIES	311,924	419,063

Commitments and Contingencies	–	–

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock, 7,700,000,000 shares, $0.00001 par value authorized; 47,795,318 and 1,403,010,000 issued and outstanding at December 31, 2013 and 2012, respectively	478	401
Additional paid-in capital	1,531,821	192,930
Accumulated deficit	(1,513,482)	(394,621)

TOTAL EQUITY / (DEFICIT)	18,817	(201,290)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$330,741	$217,773

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Net Revenues	$10,701,280	$6,706,145

Operating expenses
Cost of revenues	8,905,114	5,657,067
General and administrative	2,430,216	827,349
Professional fees	424,361	190,912
Sales and marketing	60,197	102,267

Total expenses	11,819,888	6,777,595

Net income from operations	(1,118,608)	(71,450)

Other income and (expenses)
Other income	3,324	–
Interest expense	(2,034)	(1,895)

Total other income and (expenses)	1,290	(1,895)

Loss before income tax expense	(1,117,318)	(73,345)

Income tax expense	(1,543)	(2,147)

Net loss	$(1,118,861)	$(75,492)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	1,008,541,794	1,403,010,000

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2011	1,403,010,000	$401	$217,930	$(319,129)	$(100,798)

Repurchase of shares	–	–	(25,000)	–	(25,000)
Net loss	–	–	–	(75,492)	(75,492)

Balance, December 31, 2012	1,403,010,000	401	192,930	(394,621)	(201,290)
		–	–	–	–
Stock issued for cash at $0.30 per share	419,955	4	90,231	–	90,235
Due to related party forgiveness of debt	–	–	9,318	–	9,318
Stock issued for related party debt at $0.30 per share	365,015	–	109,500	–	109,500
Stock issued for merger with eXp International Inc	37,163,549	371	(371)	–	–
Stock compensation expense	501,813	5	248,715	–	248,720
Stock option expense	–	–	891,195	–	891,195
Repurchase of ownership units	–	–	(10,000)	–	(10,000)
Forward stock split	–	13,634	(13,634)	–	–
Cancellation of shares	(1,393,665,015)	(13,937)	13,937	–	–
Net loss	–	–	–	(1,118,861)	(1,118,861)

Balance, December 31, 2013	47,795,318	$478	$1,531,821	$(1,513,482)	$18,817

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(1,118,861)	$(75,492)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,442	6,710
Stock compensation expense	248,720	–
Stock option expense	891,195	–

Changes in operating assets and liabilities
Accounts receivable	(36,943)	(27,141)
Accounts receivable, related party	552	(8,752)
Prepaids and other assets	(23,248)	5,350
Accounts payable	4,491	30,169
Accrued expenses	9,011	31,251
Due to related parties	34,633	35,472
Accrued interest	2,034	1,895

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,026	(538)

INVESTMENT ACTIVITIES
Acquisition of property and equipment	(39,513)	(387)

CASH (USED) BY INVESTMENT ACTIVITIES	(39,513)	(387)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	90,235	–
Repurchase of ownership units	(10,000)	–
Principal payments of notes payable	(15,000)	(13,976)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	65,235	(13,976)

Net change in cash	41,748	(14,901)

Cash and cash equivalents, beginning of period	58,308	73,209

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,056	$58,308
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$–	$–
Cash paid for taxes	$1,543	$2,147

The accompanying notes are an integral part of these consolidated statements.

eXp Realty International Corporation

Notes to the Condensed Consolidated Financial Statements

December 31, 2013

(Expressed in U.S. dollars)

1.	BACKGROUND

eXp Realty International Corporation formerly known as Desert Canadians, Ltd. (the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. In September of 2013 we completed a merger transaction with eXp Acquisition Corp. (surviving corporation) and eXp Realty International Inc. and its subsidiaries. Upon completion of the merger eXp Realty International Inc. ceased to exist. Also in connection with the merger agreement and immediately thereafter our board of directors also approved a change in our fiscal year end from June 30 to December 31.

The Company is a cloud-based real estate brokerage operating in 29 States and in Ontario, Canada. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of presentation and fiscal year

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and are expressed in US dollars. As disclosed in our 8-K filed September 27th, 2013 the Company has changed its fiscal year end to December 31.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of eXp Realty International Corporation and its subsidiaries eXp Acquisition Corp; eXp Realty, LLC; eXp Realty Washington, Inc.; eXp Realty of Canada, Inc.; and eXp Realty of Connecticut, LLC. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related provisions for doubtful accounts, legal contingencies, income taxes, revenue recognition, stock-based compensation, expense accruals, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Restricted cash

The Company’s restricted cash balance of $38,198 and $61,687 at December 31, 2013 and 2012, respectively, consists of cash held by our brokers and agents on behalf real estate buyers that are in escrow. Since the Company does not have rights to the cash a corresponding customer deposit liability in the same amounts are recognized in the consolidated balance sheets. When a sales transaction closes the restricted cash transfers to the sellers and the corresponding deposit liability is reduced.

Fair value

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

•	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).
•	Level 3 inputs are unobservable inputs that reflect the entity's own assumptions in pricing the asset or liability (used when little or no market data is available).

The Company's financial instruments, including cash, accounts receivable, restricted cash, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

Concentration of credit risk, significant customers, and significant suppliers

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, accounts receivable and restricted cash.

The Company deposits its cash with financial institutions that management believes to be of high credit quality, and these deposits may, on occasion, exceed federally insured limits.

A portion of the Company’s accounts receivable are derived from non-commission based technology fees. These accounts receivable are typically unsecured. Allowances for doubtful accounts are estimated based on historically collection experience and periodically reviewed by management. For the periods presented we did not experience any material bad debts.

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

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives.

Computer hardware and software:       3 to 5 years

Furniture, fixtures and equipment:       5 to 7 years

Maintenance and repairs are expensed as incurred. Expenditures that substantially increase an asset’s useful life or improve an asset’s functionality are capitalized.

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of the years ending December 31, 2013 and 2012, the Company has not recorded any charges for impairment of long-lived assets.

Stock-based compensation

The Company follows the accounting guidance for share-based payments which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, consultants and directors, including employee stock options and stock issued for services, based on estimated fair values. As of December 31, 2013 and 2012 the Company had no active market for its stock. The Company has utilized recent transactions in its own stock or instruments convertible to its stock with independent third parties a reasonable grant-date fair value is not estimable. In accordance with the applicable GAAP, the Company accounts for stock based compensation based on its intrinsic value.

The Company re-measures the intrinsic value at each reporting date through the date of exercise or other settlement. The final measure of compensation cost is recognized at the intrinsic value of the instrument at the date it is settled. Compensation cost for each period until settlement is based on the change in the intrinsic value of the instrument in each reporting period.

Revenue recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered, and collectability of the resulting receivable is reasonably assured.

Commission Revenue

The Company derives the majority of its revenue from commissions earned as agents in residential real estate transactions. Commission revenue is recognized upon closing of a transaction, net of any rebate or commission discount or transaction fee adjustment. Other commission revenue is generated from company leads, referrals, and other related fees.

Non-Commission Revenue

Non-commission revenues are derived primarily from agent and broker training fees, known as “eXp University tuition” and technology fees. Technology fee revenues are recognized over the term of the agreements as the contracted services are delivered.

Advertising costs

Advertising costs are expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations.

Operating segment reporting

Operating segments engage in business activities from which it may earn revenues and incur expense, its operating results are regularly by the chief operating decision maker (the Company’s Chief Executive Officer), and has discrete financial information available. The Company primarily operates as one segment and in one geographic area, the United States of America.

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities. For U.S. income tax returns, the open taxation years subject to examination range from 2010 to 2013. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.

Comprehensive loss

There were no material components of comprehensive loss other than net loss for the years ended December 31, 2013 and 2012.

Net (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding plus, if dilutive, potential common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options.

Recently issued accounting pronouncements

There have been no recently issued accounting pronouncements through the date of this report that we believe will have a material impact on our financial position, results of operations, or cash flows.

3.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	Year Ended December 31,
	2013	2012

Prepaid insurance	$10,434	$12,454
Prepaid expenses	25,400	–
Rent deposits	1,503	725
Other assets	2,456	3,366
	$39,793	$16,545

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	Year Ended December 31,
	2013	2012

Computer hardware and software	$15,219	$38,992
Furniture, fixture and equipment	–	1,343
Total depreciable property and equipment	15,219	40,335
Less: accumulated depreciation and amortization	(9,878)	(30,551)
Depreciable property, net	5,341	9,784
Assets under development	39,513	–
Property and equipment, net	$44,854	$9,784

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $4,442 and $6,713, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ended December 31,
	2013	2012

Commissions payable	$59,468	$32,483
Payroll payable	27,443	45,143
Vacation payable	22,247	–
Other accrued expenses	21,086	43,607
	$130,244	$121,233

6.	NOTES PAYABLE

Notes payable consisted of the following:

	Year Ended December 31,
	2013	2012
Note Description
Note payable due to an individual, zero interest, $2,000 principal payments due monthly, matures August 15, 2013	$–	$15,000
Note payable due to an individual, 3% interest compounding annually, principal and interest paid any-time prior to April 21, 2015 at the Company’s option.	61,887	65,862
Total notes payable	61,887	76,887
Less: current portion	–	(15,000)
Notes payable, net of current portion	$61,887	$61,887

During the years ended December 31, 2013 and 2012 the Company recognized interest expense of $2,034 and $1,895, respectively.

7.	STOCKHOLDERS’ EQUITY

On September 9, 2013 the Company increased the authorized shares of our $0.00001 par value common stock from 220,000,000 to 7,700,000,000 and effected a thirty-five-to-one forward stock split of the issued and outstanding shares of common stock.

In March 2013, the Company issued 365,015 shares of common stock to satisfy $109,500 due to related parties. The amounts due were composed of $92,668 of cash advances and $16,832 of expense reimbursements outstanding at the time of issuance. Also, in association with this transaction the related party agreed to forgive $7,799 of expenses paid on behalf of the Company.

In April 2013 we issued 613,598 shares of common stock for services valued at $122,720 to vendors.

In September 2013 our CEO forfeited and the Company subsequently cancelled 1,393,350,000 (post-split) shares of common stock.

In September 2013 we issued 37,163,549 shares of common stock to shareholders of eXp Realty International Inc. as part of the business combination.

In November 2013 we issued 200,000 shares of common stock for services valued at $60,000 to vendors. We also issued 220,000 shares of common stock as a performance award valued at $66,000.

In December 2013 a shareholder forfeited and the Company subsequently cancelled 315,015 shares of common stock.

Throughout 2013 we issued 419,955 shares of common stock for cash to investors in private placements between $0.15 and $0.30 per share for receipts of cash totaling $90,235.

8.	STOCK BASED COMPENSATION

During the years ended December 31, 2013 and 2012 the Company approved the issuance of stock options to certain employees, officers, directors, and service provider at the sole discretion of the Board of Directors.

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

The Company’s currently issued stock options vest over periods ranging from 0 to 4 years and are exercisable for a period of 10 years.

The Company’s stock option activity is as follows:

	Options	Weighted Average Price	Intrinsic Value
Balance, December 31, 2011	–	$–	$–
Granted	5,486,003	0.13	0.17
Exercised	–	–	–
Forfeited	–	–	–
Balance, December 31, 2012	5,486,003	0.13	0.17
Granted	2,187,997	0.17	0.13
Exercised	–	–	–
Forfeited	–	–	–
Balance, December 31, 2013	7,674,000	0.14	0.16
Exercisable at December 31, 2013	1,398,450	0.13	0.17
Vested at December 31, 2013	5,455,105	$0.14	$0.16

The following table summarizes information about stock options outstanding at December 31, 2013:

OUTSTANDING				VESTED
	Weighted	Remaining			Weighted	Remaining
	Average	Contractual	Aggregate		Average	Contractual	Aggregate
	Exercise	Life	Intrinsic		Exercise	Life	Intrinsic
Options	Price	in Years	Value	Options	Price	in Years	Value
5,486,003	$ 0.13	8.70	$914,334	4,480,908	$ 0.13	8.73	$746,818
808,748	$ 0.14	9.00	$130,478	439,230	$ 0.14	9.00	$70,862
971,250	$ 0.15	9.08	$148,925	459,444	$ 0.15	9.04	$70,448
33,000	$ 0.20	9.00	$3,300	8,227	$ 0.20	9.00	$823
375,000	$ 0.27	9.28	$12,500	67,295	$ 0.27	9.28	$2,243

For the year ended December 31, 2013 the Company’s stock options had an intrinsic value between $0.03 and $0.17 as compared to the year ended December 31, 2012 which had an intrinsic value of $0.00. The Company recognized stock option expense of $378,998 and $0 for the year ended December 31, 2013 and December 31, 2012, respectively.

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

9.	INCOME TAXES

The components of the provision for income tax expense are as follows:

	Year Ended December 31,
	2013	2012
Current:
Federal	$743	$1,347
State	800	800
	1,543	2,147
Deferred:
Federal	–	–
State	–	–
	–	–
Total provision for income taxes	$1,543	$2,147

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2013	2012
Statutory federal tax rate	35.00%	35.00%
Permanent differences	-0.15%	-%
Stock options	-3.12%	-%
Valuation allowance	-31.73%	(35.00%)
Total	0%	0%

Deferred tax assets consist of the following at:

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$87,702	$53,681
Temporary differences	8,602	–
Stock-based compensation	311,918	–
Total gross deferred tax assets	408,222	53,681
Less: valuation allowance	(408,222)	(53,681)
Net deferred tax assets	$–	$–

At December 31, 2013, the Company had federal net operating losses of approximately $251,000 which will begin to expire in 2030 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2013 and 2012 of $408,222 and $53,681 for its net deferred tax assets as it cannot conclude it is more likely than not that they will be realized. The valuation allowance increased by approximately $354,541 and $11,801 in 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.

10.	RELATED PARTY TRANSACTIONS

As of December 31, 2013, the Company was indebted to the CEO of the Company for $18,232 for expenses paid for on behalf of the Company. As of December 31, 2012, the Company was indebted to the prior President of the Company for $102,418 for expenses paid for on behalf of the Company and advances. Amounts due to related parties were non-interest bearing, unsecured and due on demand.

In March of 2013 the former President of the Company agreed to forgive $1,519 for expenses paid on behalf of the Company. Also, in the same month another related party agreed to forgive $7,799 in expense reimbursements in association with settling other debts owed via the issuance of stock. See footnote 6 above for further details. As of December 31, 2013, the Company had advances outstanding to the current President in the amount of $8,200.

As of December 31, 2012 the Company had advances outstanding to the current President and current CEO in the amounts of $6,200 and $2,552, respectively. These amounts are presented on the accompanying balance sheets under the caption accounts receivable, related parties.

11.	COMMITMENTS AND CONTINGENCIES

Operating lease

The Company has a 12 month lease agreement for its corporate office space as of December 1, 2013. The non-cancelable lease expires on November 30, 2014 and calls for base monthly payments of $700 per month. At December 31, 2013 the remaining obligation under this arrangement due in 2013 is $7,700.

Legal proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management the ultimate liability with respect to current proceedings and claims will not have a material adverse effect upon the Company’s financial position or results of operations.

Except as disclosed below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Michael Garrison vs. William Fedorko, Bill Fedorko Ark Enterprises, Christine Fedorko, Heather Boer, HB Ranch and Home Properties, Genine Johnson, eXp Realty Washington, Inc., and Does 1-50 inclusive

On June 11, 2013, Michael Garrison filed First Amended Complaint for Damages against eXp Realty Washington, Inc. one of our subsidiaries, and William Fedorko, Bill Fedorko Ark Enterprises, Christine Fedorko, Heather Boer, HB Ranch and Home Properties, Genine Johnson, and 50 other unknown defendants in the Superior Court of California, County of Butte.

Factual Allegations

The claim arises from the sale of real property in California by Mr. Garrison from William Fedorko individually and doing business as Bill Fedorko Ark Enterprises, and Christine Fedorko, which closed on June 14, 2011 at a price of $163,253. Heather Boer individually and doing business as HB Ranch and Home Properties were the sellers’ listing agent and real estate broker. Genine Johnson was the buyer’s real estate agent and salesperson. eXp Realty Washington, Inc. was Ms. Johnson’s employer and the buyer’s real estate broker. The other unknown defendants are alleged to be the agents and employees of the names defendants.

Mr. Garrison alleges that in making the purchase he relied on representations made by the Fedorkos, Ms. Boer, Ms. Johnson, eXp Realty Washington, Inc., which after his move into the property alleges failed to disclose certain physical defects and lack of permits, the result of which, Mr. Garrison alleges, require him to spend moneys to demolish, clear, and rebuild the property.

Mr. Garrison also alleges that Ms. Boer, Ms. Johnson and eXp Realty Washington, Inc. failed their duty to Mr. Garrison under California Civil Code §2079, because, according to the allegations, a reasonably competent and diligent visual inspection of reasonably and normally accessible areas of the residential property and disclosure of material facts affecting the value or desirability of the property that the inspection reveals was not performed by Ms. Johnson, Ms. Boer and eXp Realty Washington, Inc. pursuant to California Civil Code §2079.

Based on the above allegations, Mr. Garrison is suing the Fedorkos for breach of contract, fraud and concealment due to the alleged defects and the alleged false representations and concealment of material facts and defects. Furthermore, based on the above allegations, Mr. Garrison is suing Ms. Boer, Ms. Johnson, and eXp Realty Washington, Inc. for negligent misrepresentation by professionals, and constructive fraud. Furthermore, based on the above allegations, Mr. Garrison is suing Ms. Johnson, Ms. Boer and eXp Realty Washington, Inc. for breach of the duty of disclosure by a real estate broker to a client.

Relief Sought

Based on the above allegations, Mr. Garrison is asking for damages in the amount of: at least $32,188 for demolition of the property; at least $172,733 to rebuild the main house on the property; at least $4,278 to repair the septic system; at least $12,000 in additional living expenses during demolition and rebuilding of the main house on the property; interest on the damages at the legal rate of 10% per annum from the closing on June 14, 2011; and attorney’s fees. Furthermore, Mr. Garrison is seeking exemplary damages in an amount sufficient to appropriately make an example and punish each defendant based on the allegations.

Based on the circumstances associated with this claim, we do not believe it is probable that the potential relief being sought as would be potentially apportioned to eXp Realty Washington, Inc. would exceed our professional liability insurance limit. Accordingly, we do not believe any recognition of a loss contingency is appropriate at this time.

12.	SUBSEQUENT EVENTS

In February of 2014 we sold 198,333 shares of common stock via private subscription agreements for $59,500 in cash.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective. The effectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified below.

The disclosure controls and procedures are controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our evaluation, under the criteria set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The determination that our internal control over financial reporting was not effective was based on the identification of the following material weaknesses:

•	Insufficient corporate governance policies. Not all of our corporate processes are formally documented. Decisions made by the board and carried out by management may not be consistently applied or completed timely thereby increasing the likelihood of potential misunderstandings or incorrect implementation regarding key decisions affecting our operations and management.
•	Lack of segregation of accounting duties. We currently do not have a sufficient number of employees to segregate our accounting and recording functions.
•	Our lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.
•	We do not have an independent audit committee with a defined financial expert to provide the appropriate level of monitoring of our financial reporting process.

Our management, including our Chief Executive Officer and Chief Financial Officer, acknowledge that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors and Executive Officers

The following individuals serve as directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Date First Elected or Appointed
Glenn Sanford	Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director	47	March 12, 2013
Jason Gesing	President and Director	40	September 27, 2013
Steve Alamin	Chief Operating Officer and Director	52	September 27, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Glenn Sanford

Since early 2002, Glenn Sanford has been actively involved in the online real estate space. In early 2007, Mr. Sanford launched eXp Realty, LLC which, using a combination of web and traditional bricks and mortar, grew to three offices and into two states. After the drop off of the market in late 2008, Mr. Sanford and his executive team went back and rewrote the entire business model in recognition of the “perfect storm” of lower revenues, fixed or rising overhead costs, and a consumer with more information and access than ever before. eXp Realty International, Inc. was launched in October 2009 as the first truly cloud-based national real estate brokerage which meant giving up the traditional bricks and mortar environment and moving to a fully-immersive 3D virtual office environment where agents, brokers and staff collaborate across borders while learning and transacting business from anywhere in the world. Since that time eXp Realty International, Inc. has quickly grown to 25 states throughout the United States and is in the process of expanding internationally.

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

Jason Gesing

Jason Gesing is an attorney licensed in Massachusetts and New Hampshire.

Mr. Gesing joined eXp Realty, LLC in March 2010 and joined eXp Realty International, Inc. in September 2012 as its Chief Business Development Officer and held this position until June 2013. Since June 2013, he has been eXp Realty International, Inc.’s President. With over a decade of experience in real estate in various capacities, Mr. Gesing holds broker's licenses in Massachusetts, New Hampshire, and Maine.

Mr. Gesing has been practicing law at Gesing Law Offices, LLP from 2009, and was an attorney with Murphy, Hesse, Toomey & Lehane, LLP in Boston, MA from 2002 to 2010. In his capacity as a lawyer, he has a broad base of experience in corporate, municipal, real estate, compliance, health care, construction, litigation, and administrative law, and advising clients on day to day issues and managing crises. He has acted in a variety of roles and undertaken a variety of matters including: corporate counsel; municipal counsel; hospital counsel; leasing, licensing and contract negotiation; governance and compliance; appearances before administrative hearing officers and state judges; defense of management in unfair labor practice charges; collective bargaining; internal investigations; and, owner representative in construction matters.

Mr. Gesing obtained a Bachelor of Arts (Magna Cum Laude) in 1996 from Syracuse University, and a Juris Doctor in 2002 from Boston College Law School.

We believe Mr. Gesing is qualified to serve on our board of directors because of his business and legal experience.

Steve Alamin

Mr. Alamin has over 20 years of experience in various management positions in the business and consumer goods industry.

From 2002 to 2006 and since 2011, he has been a business advisor with Market Pioneer Consulting in Bellingham, Washington, a company he founded in 1998, where he discovers, nurtures and monetizes new opportunities and coaches teams to implement new processes to better understand, measure and achieve their sales, marketing, and business development goals of various companies from turnarounds to start-ups. In this capacity, Mr. Alamin has served clients in the following industries: consumer products; commercial products; industrial products; digital media services; and digital content. Prior to founding Market Pioneer Consulting in 1998, Mr. Alamin had successful careers at Newell Rubbermaid/Anchor Hocking Glass, SONY and Cerberus Capital Management.

From 2006 to 2011, Mr. Alamin worked for Rhodes Architectural Stone in Seattle, Washington, a designer of custom stonework in commercial, hospitality, and residential markets with operations in United States, China and India, first as the President and later as Chief Operating Officer. In this capacity, he performed a variety of duties, including leading creative teams and global sourcing to discover, produce and import new products and categories. He also managed finance, accounting, operations, and budgeting.

Mr. Alamin obtained a Bachelor of Science with a major in Business Management in 1983 from the State University of New York at Binghamton, New York.

We believe Mr. Alamin is qualified to serve on our board of directors because of his business and management experience.

Significant Employees

None.

Family Relationships

There are no family relationships between our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

(a)     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)     being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(d)     being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(e)     being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(f)     being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Security Holder Nominating Procedures

We do not have any formal procedures by which our stockholders may recommend nominees to our board of directors.

Committees of the Board of Directors

We do not have a nominating, compensation or audit committee, nor do we have an audit committee financial expert. As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Audit Committee

We do not have a separately-designated standing audit committee, and none of our Board members are “independent.”  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions of that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who owned more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other securities of the Company on Forms 3, 4 and 5 with the SEC. Reporting Persons were required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely on review of reports received by the Company or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2013, all of the Reporting Persons complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive and financial officer; president, and chief operating officer, and;

•	who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the last completed fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Glenn Sanford CEO, CFO, Director and Chairman of the Board	2013 2012	60,513 55,000	Nil Nil	3,000 Nil	Nil Nil	Nil Nil	Nil Nil	142,060 (3) 112,921 (3)	205,573 167,921
Jason Gesing, President and Director	2013 2012	59,582 4,250	Nil Nil	3,000 Nil	Nil Nil	Nil Nil	Nil Nil	30,466 (3) 57,574 (3)	93,048 61,824
Steve Alamin Chief Operating Officer and Director	2013 2012	46,583 Nil	Nil Nil	54,537 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	101,120 Nil

(1)	The amount reported herein is based on the aggregate grant date fair value. The Company accounts for stock option compensation based on the intrinsic value. The awards granted to the named executives in the fiscal years ended December 31, 2013 and 2012 had an intrinsic value of $nil on the grant date.

(2)	The value of privileges and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(3)	Consists of revenue sharing and commissions earned.

Compensation of Executive Officers

As of December 31, 2013, we had no formal compensation plans in place for our named executives with regards to expected remuneration including both salary or potential bonus programs.

Except as disclosed below, eXp Realty International Corporation and its subsidiaries have not entered into any employment agreement or consulting agreement with their directors or executive officers.

Glenn Sanford

eXp Realty International Corporation and its subsidiaries have not entered into any written employment agreement or consulting agreement with Glenn Sanford. In consideration for his services in 2013 and 2012, we paid Mr. Sanford an annual base salary of $60,513 and $55,000, respectively. In addition, he was paid revenue share, commissions, and incentives for growth initiatives totaling $142,060 and $112,921 in 2013 and 2012, respectively.

Jason Gesing

eXp Realty International Corporation and its subsidiaries have not entered into any written employment agreement or consulting agreement with Jason Gesing. . In consideration for his services in 2013 and 2012, we paid Mr. Gesing an annual base salary of $59,582 and $4,250, respectively. In addition, he was paid revenue share, commissions, and incentives for growth initiatives totaling $30,466 and $57,574 in 2013 and 2012, respectively.

Steve Alamin

On March 26, 2013, with retroactive effect to February 11, 2013, Steve Alamin entered into an executive employment agreement. Pursuant to the executive employment agreement, Mr. Alamin agreed to commit a minimum of 20 hours per week to the performance of services as Chief Operating Officer or such other services as may from time to time be designated by the President of eXp Realty International Corporation. At the sole determination of the President of eXp Realty International Corporation and with the consent of the company’s board of directors, Mr. Alamin may be designated a full time employee. In consideration for his services, eXp Realty International agreed to pay Mr. Alamin an annual base salary of $52,000, subject to annual review and adjustment by the company. If Mr. Alamin is employed full time, the annual base salary will be increased to $104,000. eXp Realty International Inc. also agreed to grant 656,250 stock options at an exercise price of $0.15 per share. In addition, in the event Mr. Alamin is designated a full time employee, eXp Realty International, Inc. agreed to grant an additional block of stock options equal to 2.15% of the company’s issued and less 656,250 at an exercise price equal to the current market/trading price of the shares. The stock options are subject to certain vesting provisions. The original term of the agreement ended on February 10, 2014, after which Mr. Alamin’s has continued employment with eXp Realty International Corporation on an at-will basis.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options and stock grants at the discretion of our board of directors in the future. We do not have any bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options or stock grants may be granted at the discretion of our board of directors.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Glenn Sanford CEO, CFO and Chairman of the Board	1,617,000	–	–	$0.13	10/1/2022	40,000	12,000	Nil	Nil
Jason Gesing, President and Director	404,130 269,260	– 740	– 740	$0.13 $0.15	10/1/2022 1/1/2023	40,000	12,000	Nil	Nil
Steve Alamin Chief Operating Officer and Director	145,184	511,066	511,066	$0.15	2/11/2023	Nil	Nil	Nil	Nil

Compensation of Directors

All of our current directors are also officers of the Company. Accordingly, our directors are compensated for their services acting as executives, but no additional compensation for directorship activities. There are no current arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director. Directors are reimbursed for reasonable out-of-pocket expenses incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock, as of March 21, 2014 by:

•	each person known to us to own more than 5% of our outstanding common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
	More than 5% stockholders:
Common Stock	Penny Sanford 4421 Marionberry Ct. Bellingham, WA 98229	17,066,475(6)	31.8%
	Directors and named executive officers:
Common Stock	Glenn Sanford 910 Harris Avenue, Suite 305 Bellingham, WA 98225	22,787,606(3)	42.4%
Common Stock	Jason Gesing 200 Main St. West Newbury, MA 01985	812,125(4)	1.5%
Common Stock	Steve Alamin 199 Chuckanut Point Road Bellingham, WA 98229	530,847(5)	1.0%
Common Stock	All executive officers and directors as a group (3 persons)	24,130,580 (7)	44.9%

Notes

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of ownership is based on 47,993,651 shares of our common stock issued and outstanding as of March 21, 2014 in addition to 5,755,247 of estimated exercisable shares through May 20, 2014.

(3)	Includes 21,170,608 shares of our common stock and stock options to acquire 1,617,000 shares of our common stock.

(4)	Includes of 137,995 shares of our common stock and stock options to acquire 674,130 shares of our common stock.

(5)	Includes 322,735 shares of our common stock and stock options to acquire 208,112 shares of our common stock.

(6)	Consists of 17,066,475 shares of our common stock.

(7)	Includes 21,631,338 shares of our common stock and stock options to acquire 2,499,242 shares of our common stock.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as disclosed herein, there have been no transactions since January 1, 2012 or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

As of December 31, 2013 we were indebted to Glenn Sanford, our director and executive officer for $18,232 for expenses paid for on behalf of our company. As of December 31, 2012, we were indebted to Carol Callaghan, our former sole officer and director, in the amount of $1,952 for expenses paid for on behalf of our company and advances. Also as of December 31, 2012 the Company was indebted to a related company for $100,466 for expenses paid for on behalf of the Company and advances provided to the Company. All amounts due to related parties were non-interest bearing, unsecured and due on demand.

As of December 31, 2013, the Company had advances outstanding to the current President in the amount of $8,200. As of December 31, 2012 the Company had advances outstanding to the current President and current CEO in the amounts of $6,200 and $2,552, respectively. These amounts are presented on the accompanying balance sheets under the caption accounts receivable, related parties.

Director Independence

We currently act with three directors, consisting of Glenn Sanford, Jason Gesing, and Steve Alamin. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Using this definition of independent director, we determined that none of our directors are “independent directors” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Audit Fees	$50,171	$9,690
Audit Related Fees	–	–
Tax Fees	2,750	–
All Other Fees	–	–
Total Fees	$52,921	$9,690

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.” There were no audit related fees provided in the fiscal year end December 31, 2013 and 2012.

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in the fiscal year end December 31, 2013 and 2012.

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent registered accountants. All of the above services were reviewed and approved by our board of directors before such services were rendered.

Our board of directors has considered the nature and amount of fees billed by Haynie & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of Haynie & Company.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	Affiliate Stock Purchase Agreement (incorporated by reference from Form 8-K, filed on March 18, 2013)

10.2	Executive Employment Agreement dated February 11, 2013 between eXp Realty International, Inc. and Steve Alamin (incorporated by reference from our Form 8-K, filed on October 2, 2013)

10.3	Stock Option Plan (incorporated by reference from Form 8-K, filed on October 2, 2013)

31.1	Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eXp Realty International Corporation
(Registrant)

Date: March 21, 2014	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glenn sanford	Chief Executive Officer, Chief Financial Officer, Secretary,	March 21, 2014
Glenn Sanford	Treasurer, Chairman of the Board and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jason Gesing	President and Director	March 21, 2014
Jason Gesing

/s/ Steve alamin	Chief Operating Officer	March 21, 2014
Steve Alamin	and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

We have not sent to our stockholders any annual report covering our last fiscal year or proxy materials with respect to any annual or other meeting of our stockholders.

