Form 10-Q
period 2014-03-31
EXP Realty International Corp
filed 2014-05-15
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2014 the registrant’s outstanding common stock consisted of 48,013,650 shares.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for our prior fiscal year ended December 31, 2013, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp Realty International Corporation

(unaudited)

March 31, 2014

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,954	$100,056
Restricted cash	55,075	38,198
Accounts receivable, net of allowance $3,149 and $2,329, respectively	135,283	99,640
Accounts receivable, related party	11,265	8,200
Prepaids and other assets	78,727	39,793

TOTAL CURRENT ASSETS	381,304	285,887

OTHER ASSETS
Fixed assets, net	76,077	44,854

TOTAL OTHER ASSETS	76,077	44,854

TOTAL ASSETS	$457,381	$330,741

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$93,659	$55,826
Customer deposits	55,075	38,198
Accrued expenses	211,909	130,244
Due to related parties	13,076	18,232
Accrued interest	8,002	7,537

TOTAL CURRENT LIABILITIES	381,721	250,037

LONG TERM LIABILITIES
Notes payable	61,887	61,887

TOTAL LIABILITIES	443,608	311,924

Commitments and Contingencies	–	–

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock, 7,700,000,000 shares, $0.00001 par value authorized; 47,993,650 and 47,795,317 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	480	478
Additional paid-in capital	1,643,701	1,531,821
Accumulated deficit	(1,629,401)	(1,513,482)
Accumulated other comprehensive (loss)	(1,007)	–

TOTAL EQUITY / (DEFICIT)	13,773	18,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$457,381	$330,741

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net Revenues	$2,384,069	$1,972,310

Operating expenses
Cost of revenues	2,021,207	1,604,196
General and administrative	386,840	475,636
Professional fees	79,642	55,803
Sales and marketing	14,448	23,549

Total expenses	2,502,137	2,159,184

Net income from operations	(118,068)	(186,874)

Other income and (expenses)
Other income	2,614	–
Interest expense	(465)	(642)

Total other income and (expenses)	2,149	(642)

Loss before income tax expense	(115,919)	(187,516)

Income tax expense	–	(12,272)

Net loss	(115,919)	(199,788)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	47,874,503	173,505,961

Other comprehensive (loss)
Foreign currency translation (loss)	(1,007)	–

Comprehensive loss	$(116,926)	$(199,788)

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(115,919)	$(199,788)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,027	847
Stock compensation expense	24,159	210,884
Stock option expense	28,273	–

Changes in operating assets and liabilities
Accounts receivable	(35,643)	51,602
Accountants receivable, related party	(3,065)	(6,004)
Prepaids and other assets	(38,934)	6,290
Accounts payable	37,833	27,768
Accrued expenses	81,665	22,946
Due to related parties	(5,156)	16,400
Accrued interest	465	642

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,295)	131,587

INVESTMENT ACTIVITIES
Acquisition of property and equipment	(32,250)	(326)

CASH (USED) BY INVESTMENT ACTIVITIES	(32,250)	(326)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	59,450	33,734
Principal payments of notes payable	–	(6,000)
Advances from related parties	–	–

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	59,450	27,734

Net change in cash	1,905	158,994

Effect of foreign exchange on cash	(1,007)	–

Cash and cash equivalents, beginning of period	100,056	58,308

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,954	$217,302
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$5,060

The accompanying notes are an integral part of these consolidated statements.

eXp Realty International Corporation

Notes to the Condensed Consolidated Financial Statements

March 31, 2014

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Other Comprehensive Loss

Other comprehensive loss for the three months ended March 31, 2014 consisted of foreign exchange translation. Other comprehensive loss for the three months ended March 31, 2013 was nil.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that we believe will have a material impact on our financial position, results of operations, or cash flows.

3. Related Party Transactions

As of March 31, 2014, the Company was indebted to the CEO of the Company for $13,076 for expenses paid for on behalf of the Company. As of December 31, 2013, the Company was indebted to the CEO of the Company for $18,232 for expenses paid for on behalf of the Company and advances. Amounts due to related parties were non-interest bearing, unsecured and due on demand.

4. Stockholders’ Equity

During the 3 months ended March 31, 2014, we issued 198,333 shares of common stock for cash to investors in private placements of $0.30 per share for receipts of cash totaling $59,450.

5. Stock Based Compensation

The Company has approved the issuance of stock options to certain employees, officers, directors, and service providers at the sole discretion of the Board of Directors.

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

The Company’s currently issued stock options vest over periods ranging from 0 to 4 years and are exercisable for a period of 10 years.

The Company’s stock option activity is as follows:

	Options	Weighted Avg Price	Intrinsic Value

Balance, December 31, 2013	7,674,000	$0.14	$0.16
Granted	–	–	–
Exercised	–	–	–
Forfeited	–	–	–
Balance, March 31, 2014	7,674,000	$0.14	$0.16
Exercisable at March 31, 2014	4,551,660	$0.13	$0.17
Vested at March 31, 2014	5,586,438	$0.14	$0.16

For the three months ended March 31, 2014 the Company’s stock options had an intrinsic value between $0.03 and $0.17. The Company recognized stock option expense of $28,273 and $0 for the three months ended March 31, 2014 and March 31, 2013, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of March 31, 2014, and for the three month period ended March 31, 2014, as well as our future results.

OVERVIEW

eXp Realty International Corporation, formerly known as Desert Canadians, Ltd. (the “Company” or “eXp”), was incorporated in the State of Delaware on July 30, 2008. In September of 2013 we completed a merger transaction with eXp Acquisition Corp. (surviving corporation) and eXp Realty International Inc. and its subsidiaries. Upon completion of the merger eXp Realty International Inc. ceased to exist. Also in connection with the merger agreement and immediately thereafter our board of directors also approved a change in our fiscal year end from June 30 to December 31.

The Company is a cloud-based real estate brokerage operating in 29 States and in Ontario, Canada. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

On April 18, 2014, Steve Alamin resigned as the Company’s Chief Operating Officer and as a member of our Board of Directors.

RECENT BUSINESS DEVELOPMENTS

The Company has continued its geographic expansion into new US States (and into sub-markets within those states). The Company added approximately 20 new agents during the three months ended March 31, 2014. The Company has also closed its first transaction in the Canadian Province of Ontario.

In 2014 the Company expects to introduce and execute on a number of initiatives aimed at accelerating expansion and looks fully to integrate a number of systems that will support our scalable growth.

In pursuit of the vision of becoming a brokerage that, uniquely within the industry, is owned to a substantial degree by its agents and brokers, the Company plans to adopt a formal stock compensation plan, the components of which will include equity issuances to agents based on productivity and contributions to Company growth and equity grants which can be leveraged to attract iconic agents within particular marketplaces. In addition, the Company proposes to adopt an Employee Stock Purchase Plan which will permit the voluntary allocation by agents of a percentage of gross commission income on transactions and/or revenue share dollars earned to the purchase of Company stock.

The Company has a competitive advantage through its sizeable geographic footprint which grants us access to, at present, some 45 different property data and listing services (“Multiple Listing Services”) across our markets. In 2014, the Company expects to continue streamlining, in part through service agreements with third-party vendors, its market-based consumer-facing web sites into one single site in the United States and one in Canada. This process will permit us more efficiently to maintain and optimize our corporate-owned sites; and, will permit us to harness and aggregate Multiple Listing Service data in a more centralized yet farther-reaching manner, effectively syndicating data across increased numbers of channels.

With the efficiencies created within our technology and web-development team, in 2014 the Company can begin to look at ways in which it can leverage its technological capabilities and expertise to build upon the value that it offers to buyers and sellers of real estate. The Company may also begin to explore and identify potential strategic partners that have developed technologies, applications or other proprietary assets of value within the real estate space and that would benefit from access to the resources we possess internally as well as those made possible by our geographic reach, mobility and interconnectivity.

Over the past year, the Company has received numerous expressions of interest from parties whose principal business is in the brokerage of commercial real property. The Company will continue to determine the feasibility of various ways in which to accommodate this interest and potentially pursue the engagement of this segment of the real estate industry.

In March, 2014 the Company began the process of launching a new customized transaction management platform designed further to streamline our transaction management and administrative functions enabling scalable growth without the immediate necessity of significant increases in staffing. The new platform offers our agents and brokers enhanced reporting features and report generating capabilities and will, in the next phase of its development to be completed later in this year, provide agents and brokers with access to critical information relative to the composition and production of agent and broker teams that they’ve assembled and grown as well as the revenue share dollars derived from those efforts.

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

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Three months ended March 31, 2014

Revenues

During the current three month period ended March 31, 2014 net revenues increased $412 thousand to $2.38 million as compared to the prior three month period ended March 31, 2013 when we generated $1.97 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Three Months Ended
	March 31,
	2014	2013	Change

Operating expenses:
Cost of revenues	$2,021,207	$1,604,196	$417,011
General and administrative	386,840	475,636	(88,796)
Professional fees	79,642	55,803	23,839
Sales and marketing	14,448	23,549	(9,101)
Total operating expenses	$2,502,137	$2,159,184	$342,953

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $417 thousand in the current three month period ended March 31, 2014 as compared to the prior three month period ended March 31, 2013 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The decrease in general and administrative costs in the three month period ended March 31, 2014 as compared to the three month period ending March 31, 2013 was driven from a decrease in stock compensation cost of $187 thousand which was offset by increased salaries and wages of $49 thousand and stock option expense of $28 thousand and other miscellaneous costs of $21 thousand respectively.

Professional fees include costs related to legal, accounting, and other consultants. Costs were up $24 thousand in the three month period ending March 31, 2014 as compared to the three month period ended March 31, 2013 due to legal and audit fees associated with the annual audit recently completed.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent approximately $9 thousand less in trade show and email marketing related activities in the three month period ending March 31, 2014 as compared to the three month period ending March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2014	2013	Change

Current assets	$381,304	$285,887	$95,417
Current liabilities	(381,721)	(250,037)	131,684
Net working capital	$(417)	$35,850	$36,267

The Company’s net working capital decreased $36 thousand during the current three month period ending March 31, 2014 as compared to December 31, 2013. The decrease is primarily attributable to an additional accruals related to both commissions payable from higher sales and payroll taxes.

The following table presents our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013	Change

Cash provided by (used in) operating activities	$(25,295)	$131,587	$(156,882)
Cash (used in) investing activities	(32,250)	(326)	(31,924)
Cash provided by financing activities	59,450	27,734	31,716
Net change in cash	$1,905	$158,994	$(157,089)

Net cash used in operating activities for the three months ended March 31, 2014 was approximately $25 thousand as compared to an amount provided by of $132 thousand for the three months ended March 31, 2013. Our cash used in operations the first three months of 2014 was primarily caused from increases in accounts receivable of $36 thousand and an increase in prepaid expenses of $39 thousand. In addition the Company paid a higher commission rate to its agents in the three month period ended March 31, 2014 as compared to March 31, 2013. Cash provided by operating activities for the first three months ended 2013 was primarily generated from decreases in accounts receivable of $52 thousand in addition to increases of accounts payable of $28 thousand and accrued expenses of $23 thousand.

Net cash used in investing activities for the acquisition of fixed assets was $32,250 and $326 for the three months ended March 31, 2014 and March 31, 2013 respectively.

Net cash provided by financing activities for the three months ended March 31, 2014 comprised of $59 thousand of net proceeds from the issuance of restricted common stock. Net cash provided by financing activities for the three months ended March 31, 2013 comprised of $34 thousand of net proceeds from the issuance of common stock, which was partially offset from principal payments of $6 thousand on an outstanding notes payable obligation.

Our future capital requirements will depend on many factors, including our level of investment in technology and our rate of growth into new markets. Our capital requirements may be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes in which we currently operate. We may have a greater need to fund our business by using our cash and cash equivalents, which could not continue indefinitely without raising additional capital. We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations over the next twelve months.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We currently have one long-term debt obligation with a principal balance of $62 thousand accruing interest at 3% and is payable in full during April 2015. We also have non-cancelable operating lease agreements with various expiration dates through August 2014.

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

As of the end of the period covered by this report we carried out an evaluation of the effectiveness of our disclosure controls and procedures with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The determination that our disclosure controls and procedures were not effective was based on the following material weaknesses in our internal control over financial reporting, which were identified in our Annual Report on Form 10-K for the year ended December 31, 2013:

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

In light of these material weaknesses, we performed additional analysis and procedures in order to conclude that our financial statements included in this report were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that despite our material weaknesses, our financial statements included in this report are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014 the Company issued 198,333 shares of restricted common stock for net cash proceeds of $59,450 at a price of $0.30 per share. We issued these shares to U.S. individuals, relying on section 4(A)(2) of the Securities Act of 1933.

No repurchases of the Compay’s equity securities were made by the Company or “affiliated purchasers” during the three months ended March 31, 2014.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

31.1	Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp Realty International Corporation
(Registrant)

Date: May 15, 2014	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and Director

