Form 10-Q
period 2014-06-30
EXP Realty International Corp
filed 2014-08-14
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2014 the registrant’s outstanding common stock consisted of 48,053,653 shares.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp Realty International Corporation

(unaudited)

June 30, 2014

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$205,599	$100,056
Restricted cash	76,804	38,198
Accounts receivable, net of allowance $5,587 and $2,329, respectively	194,229	99,640
Accounts receivable, related party	7,950	8,200
Prepaids and other assets	83,132	39,793

TOTAL CURRENT ASSETS	567,714	285,887

OTHER ASSETS
Fixed assets, net	75,630	44,854

TOTAL OTHER ASSETS	75,630	44,854

TOTAL ASSETS	$643,344	$330,741

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$60,170	$55,826
Customer deposits	76,804	38,198
Accrued expenses	318,586	130,244
Due to related parties	5,761	18,232
Accrued interest	8,467	7,537
Current portion of notes payable	61,887	–

TOTAL CURRENT LIABILITIES	531,675	250,037

LONG TERM LIABILITIES
Notes payable	–	61,887

TOTAL LIABILITIES	531,675	311,924

Commitments and Contingencies	–	–

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock, 7,700,000,000 shares, $0.00001 par value authorized; 48,053,653 and 47,795,317 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	481	478
Additional paid-in capital	1,702,216	1,531,821
Accumulated deficit	(1,590,970)	(1,513,482)
Accumulated other comprehensive (loss)	(58)	–

TOTAL EQUITY / (DEFICIT)	111,669	18,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$643,344	$330,741

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net revenues	$3,550,011	$3,166,377	$5,934,080	$5,138,687

Operating expenses
Cost of revenues	2,978,108	2,619,158	4,999,315	4,223,354
General and administrative	468,398	527,130	855,238	1,002,767
Professional fees	50,205	98,289	129,847	154,092
Sales and marketing	15,502	18,481	29,950	42,030

Total expenses	3,512,213	3,263,058	6,014,350	5,422,243

Net income (loss) from operations	37,798	(96,681)	(80,270)	(283,556)

Other income and (expenses)
Other income	1,598	393	4,212	393
Interest expense	(465)	(464)	(930)	(1,106)

Total other income and (expenses)	1,133	(71)	3,282	(713)

Income (loss) before income tax expense	38,931	(96,752)	(76,988)	(284,269)

Income tax expense	(500)	(10,838)	(500)	(12,272)

Net income (loss)	38,431	(107,590)	(77,488)	(296,541)

Net loss per share - basic and diluted	0.00	(0.00)	(0.00)	(0.01)

Weighted average shares outstanding - basic and diluted	48,014,970	40,097,232	47,944,736	40,092,742

Other comprehensive (loss)
Foreign currency translation gain (loss)	949	–	(58)	–

Comprehensive income (loss)	$39,380	$(107,590)	$(77,546)	$(296,541)

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(77,488)	$(296,541)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,225	1,619
Stock compensation expense	59,233	122,720
Stock option expense	51,714	268,627

Changes in operating assets and liabilities
Accounts receivable	(94,589)	30,404
Accountants receivable, related party	250	(7,647)
Prepaids and other assets	(43,339)	(643)
Accounts payable	4,344	(4,957)
Accrued expenses	188,342	42,992
Due to related parties	(12,471)	34,672
Accrued interest	930	1,106

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,152	192,352

INVESTMENT ACTIVITIES
Acquisition of property and equipment	(33,000)	(493)

CASH USED IN INVESTMENT ACTIVITIES	(33,000)	(493)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	59,450	84,987
Principal payments of notes payable	–	(15,000)

CASH PROVIDED BY FINANCING ACTIVITIES	59,450	69,987

Net change in cash	105,601	261,846

Effect of foreign exchange on cash	(58)	–

Cash and cash equivalents, beginning of period	100,056	58,308

CASH AND CASH EQUIVALENTS, END OF PERIOD	$205,599	$320,154
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$–	$–
Cash paid for taxes	$500	$12,547

The accompanying notes are an integral part of these consolidated statements.

eXp Realty International Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2014

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Fiscal Year

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, and are expressed in US dollars. All material intercompany accounts and transactions have been eliminated upon consolidation. As disclosed in our 8-K filed September 27th, 2013 the Company has changed its fiscal year end to December 31.

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

Other Comprehensive Loss

Other comprehensive loss for the six months ended June 30, 2014 consisted of foreign exchange translation in the amount of $58. Other comprehensive loss for the six months ended June 30, 2013 was nil.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to 1) remove inconsistencies and weaknesses in revenue requirements, 2) provide a robust framework for addressing revenue recognition issues, 3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets 4) provide more useful information to users of financial statements through improved disclosure requirements, and 5) simplify the preparation of financial statements. This update is effective in annual reporting periods beginning after December 15, 2016 and the interim periods within that year. The Company will be evaluating the impact of this update as it pertains to the Company’s financial statements and other required disclosures on an on-going basis until its eventual adoption and incorporation.

3.	Related Party Transactions

As of June 30, 2014, the Company was indebted to the CEO of the Company for $5,761 for expenses paid for on behalf of the Company. As of December 31, 2013, the Company was indebted to the CEO of the Company for $18,232 for expenses paid for on behalf of the Company and advances. Amounts due to related parties are non-interest bearing, unsecured and due on demand.

4.	Stockholders’ Equity

During the six months ended June 30, 2014, we issued 198,333 shares of common stock for cash to investors in private placements of $0.30 per share for receipts of cash totaling $59,450.

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

The Company’s currently issued stock options vest over periods ranging from 0 to 4 years and are exercisable for a period of 10 years.

The Company’s stock option activity is as follows:

	Options	Weighted Avg Price	Instrinsic Value

Balance, December 31, 2013	7,674,000	$0.14	$0.16
Granted	–	–	–
Exercised	–	–	–
Forfeited	(462,521)	0.15	0.15
Balance, June 30, 2014	7,211,479	$0.14	$0.16
Exercisable at June 30, 2014	4,551,660	$0.13	$0.17
Vested at June 30, 2014	5,810,117	$0.14	$0.16

For the six months ended June 30, 2014 the Company’s stock options had an intrinsic value between $0.03 and $0.17. The Company recognized stock option expense of $51,714 and $268,627 for the six months ended June 30, 2014 and June 30, 2013, respectively.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of June 30, 2014, and for the three and six month period ended June 30, 2014, as well as our future results.

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

RECENT BUSINESS DEVELOPMENTS

The Company has continued its geographic expansion into new US States (and into sub-markets within those states). The Company added approximately 50 new agents during the three months ended June 30, 2014 and 70 new agents during the six months ended June 30, 2014.

In early 2014 the Company launched a new customized transaction management platform designed further to streamline our transaction management and administrative functions enabling scalable growth without the immediate necessity of significant increases in staffing. The new platform offers our agents and brokers enhanced reporting features and report generating capabilities and will, in the next phase of its development expected to be completed later this year, provide agents and brokers with access to critical information relative to the composition and production of agent and broker teams that they have assembled and grown as well as the revenue share dollars derived from those efforts.

In the remaining months of 2014, the Company expects to continue to introduce and execute on a number of initiatives aimed at accelerating expansion and looks fully to integrate a number of systems that will support its scalable growth. Presently, both the Company’s rate of growth based on agent count, as well as its rate of retention among existing agents has increased. We believe this increase is at least partially attributable to a number of initiatives implemented earlier this year, including the establishment and fulfillment of the role of Director of Cloud Leadership and Growth, whose role is geared towards helping advance areas of opportunity for expansion, as well the identification, evaluation and pursuit of system and process enhancements and additions that will best support the scalable growth that the role aims to achieve. To that end, in 2014 the Company looks forward to introducing and fully integrating a platform for all of its agents that will enable and provide both Company and agent websites that will give end consumers an experience that, over time, the Company believes will ultimately rival those made available and controlled by some of the larger non-brokerage aggregators of data across marketplaces and their websites. We expect that these company and agent websites will be fully functional on all devices, including mobile devices, and will include IDX (Internet Data Exchange) and customer relationship management (CRM) features. This process will permit the Company more efficiently to provide optimized sites, capable of increased consumer lead generation benefiting the agent; and, will permit the Company to further harness and aggregate Multiple Listing Service data in a more centralized yet farther-reaching manner, effectively syndicating data across increased numbers of channels. In this regard, the Company maintains a competitive advantage through its sizeable geographic footprint which grants it access to, at present, some 45 different property data and listing services (“Multiple Listing Services”) across its markets. These listing services generate and possess the data that feeds most, if not all, of the IDX feeds that aggregate into the large web-based, consumer-facing data aggregators. In addition, this initiative will help the Company identify and address any redundancies that may exist in the present development, optimization, maintenance and expense associated with some of the Company’s existing web-based assets.

The Company has also introduced in 2014 a formal, dedicated “support” role for its agents and brokers which has helped to streamline and improve an introduction to new agents, maintain agent access, adoption, engagement, participation, education and socialization. This has allowed the Company to leverage its technological advantages and continue to pave a path to an increasingly robust culture of collaboration across borders, personal interaction among agents and staff; continued entry into new markets both domestic and abroad at relatively minimal cost; and, an enhanced consumer service and experience, all of which ultimately should assist the Company as it continues to foster and sustain improved rates of growth and retention on a consistent basis.

The Company will continue to look for additional ways to create efficiencies within its technology and web-development team, allowing it further to leverage the Company’s technological capabilities and expertise and to build upon the value that it offers to buyers and sellers of real estate while maintaining a streamlined approach without compromising quality. The Company will continue to explore and identify potential strategic partners that have developed technologies, applications or other proprietary assets of value within the real estate space and that would benefit from access to the resources we possess internally as well as those made possible by our geographic reach, mobility and interconnectivity. The Company also expects to continue to make available to its agents opportunities for savings and efficiency in pursuit of their business goals and career objectives whenever possible whether in the form of discounts or service enhancements, continuing education opportunities, or otherwise.

On a going-forward basis, the Company expects to continue to identify opportunities where it may enter into relationships with providers of goods and services who share the Company’s commitment to client service, technology, culture, and it’s commitment to ethics and integrity; the business needs and wants of its agents; and, who can market their products and services in furtherance of those shared values.

In pursuit of the vision of becoming a brokerage that, uniquely within the industry, is owned to a substantial degree by its agents and brokers, the Company introduced in March of 2014 its Agent Ownership initiative in which the Company’s agents and brokers have opportunities to earn equity awards upon accomplishment of prescribed production and recruiting goals. Since its inception, the Company has recognized the successes of a significant number of agents and brokers as a result of the initiative, which has helped the Company:

•	foster a shared ownership mindset;
•	establish appreciation at eXp Realty of the value that agents and brokers bring to a real estate brokerage in ways that are both tangible and intangible;
•	attract iconic talent within marketplaces; and,
•	which we believe will continue to contribute to additional growth, attraction, retention and culture.

In 2014, the Company plans to recognize additional “Agent Owners” and still plans to adopt an omnibus equity incentive plan, which would allow for a variety of equity-related awards as well as a plan that will permit the voluntary allocation by agents of a percentage of gross commission income on transactions and/or revenue share dollars earned to the purchase of Company stock. The details of these plans are still being formulated.

The existence of equity incentives aided the Company in incentivizing the migration of a 19 agent team in Atlanta, Georgia in September, 2013. This migration, in addition to growing the Company, allowed the Company to test and measure the effectiveness of its processes and systems for the integration of large teams of agents or groups of agents that comprise an entire brokerage. As of July 31, 2014 the size of the Company’s agent and broker population in the Greater Atlanta Metro Region has nearly tripled since October 2013 and the Company has retained nearly all of the agents and brokers who joined it last October and who have joined since. Based on the success of this migration and on the technological, human and financial resources at its disposal, the Company plans to continue to attract increasing numbers of sizeable agent and brokerage teams across its markets in 2014 and to continue successfully to integrate them into the Company’s culture and infrastructure. To this end, at present, conversations are ongoing and, in some cases, are in advanced stages with a wide range of teams and brokerages that have expressed a desire to join the Company, both domestically and internationally. We believe that the Company has (and will continue to augment) the systems and processes in place to replicate the growth and retention success demonstrated in Georgia.

The Company continues to receive numerous expressions of interest from parties whose principal business is in the brokerage of commercial real property. The Company expects to continue to seek to determine the feasibility of various ways in which to accommodate this interest and potentially pursue the engagement of this segment of the real estate industry.

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

The United States housing market was adversely impacted beginning in 2006 by the combination of a number of factors, including but not limited to more stringent lending guidelines, increased unemployment, and an overall macroeconomic decline. Overall U.S. sales volume declined as did the market value of homes which in turn created a swell in foreclosures and mortgage defaults. Data relative to the amount of time a property takes to sell, units available for resale, and pricing suggests that throughout much of the United States, markets have recovered even as borrowing costs for mortgages increased from historic lows, as tightened lending standards remain in place and as new qualified mortgage rules, introduced in January 2014, took effect. Market conditions prospectively are susceptible to impact from, among other factors, employment growth or decline, population trends, the re-entry into the market of former homeowners who suffered delinquencies, foreclosures, short-sales, or bankruptcies during the downturn, and changes in Federal Reserve monetary policy and federal fiscal policy. In addition, in most markets (the these trends can vary among markets depending on climate), activity still tends to fluctuate in accordance with the calendar, even as technological innovations have made it easier for consumers to research, evaluate and buy and sell property irrespective of season.

Based on these among other factors we expect to see continued growth in sales within the real estate industry in the upcoming fiscal year.

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Three months ended June 30, 2014

Revenues

During the current three month period ended June 30, 2014 net revenues increased $384 thousand to $3.55 million as compared to the prior three month period ended June 30, 2013 when we generated $3.17 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Three Months Ended
	June 30,
	2014	2013	Change

Operating expenses:
Cost of revenues	$2,978,108	$2,619,158	$358,950
General and administrative	468,398	527,130	(58,732)
Professional fees	50,205	98,289	(48,084)
Sales and marketing	15,502	18,481	(2,979)
Total operating expenses	$3,512,213	$3,263,058	$249,155

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $359 thousand in the current three month period ended June 30, 2014 as compared to the prior three month period ended June 30, 2013 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The decrease in general and administrative costs in the three month period ended June 30, 2014 as compared to the three month period ending June 30, 2013 was driven from a decrease in stock compensation expense of $88 thousand and stock option expense of $34 thousand which was offset by increased payroll and dues and subscriptions.

Professional fees include costs related to legal, accounting, and other consultants. Costs decreased $48 thousand during the three month period ending June 30, 2014 as compared to the three month period ended June 30, 2013 due to less legal and audit fees associated with the prior year merger and audit related costs completed.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent less in print marketing in the three month period ending June 30, 2014 as compared to the three month period ending June 30, 2013.

Six months ended June 30, 2014

Revenues

During the current six month period ended June 30, 2014 net revenues increased $795 thousand to $5.93 million as compared to the prior six month period ended June 30, 2013 when we generated $5.14 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Six Months Ended
	June 30,
	2014	2013	Change

Operating expenses:
Cost of revenues	$4,999,315	$4,223,354	$795,393
General and administrative	855,238	1,002,767	(147,529)
Professional fees	129,847	154,092	(24,245)
Sales and marketing	29,950	42,030	(12,080)
Total operating expenses	$6,014,350	$5,422,243	$592,107

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $795 thousand in the current six month period ended June 30, 2014 as compared to the prior six month period ended June 30, 2013 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The decrease in general and administrative costs in the six month period ended June 30, 2014 as compared to the six month period ending June 30, 2013 was driven from a decrease in stock compensation expense of $63 thousand and stock options expense of $217 thousand which was offset by increased payroll, dues and subscriptions, and other miscellaneous expenses.

Professional fees include costs related to legal, accounting, and other consultants. Costs decreased $24 thousand during the six month period ending June 30, 2014 as compared to the six month period ended June 30, due to less legal and audit fees associated with the prior year merger and audit related costs completed.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent approximately $12 thousand less in direct email and print marketing related activities in the six month period ending June 30, 2014 as compared to the six month period ending June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2014	2013	Change

Current assets	$567,714	$285,887	$281,827
Current liabilities	(531,675)	(250,037)	(281,638)
Net working capital	$36,039	$35,850	$189

The Company’s net working capital increased $189 during the current six month period ending June 30, 2014 as compared to December 31, 2013.

The following table presents our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013	Change

Cash provided by operating activities	$79,152	$192,352	$(156,882)
Cash (used in) investing activities	(33,000)	(493)	(32,507)
Cash provided by financing activities	59,450	69,987	(10,537)
Net change in cash	$105,601	$261,846	$(156,245)

Net cash provided by operating activities for the six months ended June 30, 2014 was approximately $79 thousand as compared to an amount provided by of $192 thousand for the six months ended June 30, 2013. Our cash provided by operations the first six months of 2014 was primarily caused from increases in accrued expenses of $188 thousand and offset from increases in accounts receivable of $95 thousand and prepaid expenses of $43 thousand respectively. Cash provided by operating activities for the first six months ended 2013 was primarily generated from operations in addition to decreases in accounts receivable of $30 thousand in addition to increases of accrued expenses of $43 thousand.

Net cash used in investing activities for the acquisition of fixed assets was $33,000 and $493 for the six months ended June 30, 2014 and June 30, 2013 respectively.

Net cash provided by financing activities for the six months ended June 30, 2014 comprised of $59 thousand of net proceeds from the issuance of restricted common stock. Net cash provided by financing activities for the six months ended June 30, 2013 comprised of $85 thousand of net proceeds from the issuance of common stock, which was partially offset from principal payments of $15 thousand on an outstanding notes payable obligation.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We currently have one debt obligation with a principal balance of $62 thousand accruing interest at 3% and is payable in full during April 2015. We also have non-cancelable operating lease agreements with various expiration dates through August 2014.

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

CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2014 the Company issued 198,333 shares of restricted common stock for net cash proceeds of $59,450 at a price of $0.30 per share. We issued these shares to U.S. individuals, relying on section 4(A)(2) of the Securities Act of 1933.

No repurchases of the Company’s equity securities were made by the Company or “affiliated purchasers” during the three months ended June 30, 2014.

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

eXp Realty International Corporation
(Registrant)

Date: August 14, 2014	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and Director

