Form 10-Q
period 2014-09-30
EXP Realty International Corp
filed 2014-11-10
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 7, 2014 the registrant’s outstanding common stock consisted of 48,333,656 shares.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp Realty International Corporation

(unaudited)

September 30, 2014

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$268,703	$100,056
Restricted cash	57,404	38,198
Accounts receivable, net of allowance $5,054 and $2,329, respectively	257,418	99,640
Accounts receivable, related party	8,049	8,200
Prepaids and other assets	65,402	39,793

TOTAL CURRENT ASSETS	656,976	285,887

OTHER ASSETS
Fixed assets, net	76,956	44,854

TOTAL OTHER ASSETS	76,956	44,854

TOTAL ASSETS	$733,932	$330,741

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$61,067	$55,826
Customer deposits	57,404	38,198
Accrued expenses	327,059	130,244
Due to related parties	–	18,232
Accrued interest	8,932	7,537
Current portion of notes payable	61,887	–

TOTAL CURRENT LIABILITIES	516,349	250,037

LONG TERM LIABILITIES
Notes payable	–	61,887

TOTAL LIABILITIES	516,349	311,924

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock, 7,700,000,000 shares, $0.00001 par value authorized; 48,113,656 and 47,795,318 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	481	478
Additional paid-in capital	1,760,941	1,531,821
Accumulated deficit	(1,543,807)	(1,513,482)
Accumulated other comprehensive (loss)	(32)	–

TOTAL EQUITY / (DEFICIT)	217,583	18,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$733,932	$330,741

The accompanying notes are an integral part of these condensed consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net revenues	$3,877,289	$3,069,592	$9,811,369	$8,208,672

Operating expenses
Cost of revenues	3,225,542	2,615,845	8,224,857	6,839,199
General and administrative	509,692	893,045	1,364,930	1,919,627
Professional fees	72,830	194,621	202,677	335,703
Sales and marketing	19,825	21,497	49,775	63,527

Total expenses	3,827,889	3,725,008	9,842,239	9,158,056

Net income (loss) from operations	49,400	(655,416)	(30,870)	(949,384)

Other income and (expenses)
Other income	576	–	4,788	–
Interest expense	(465)	(464)	(1,395)	(1,570)

Total other income and (expenses)	111	(464)	3,393	(1,570)

Income (loss) before income tax expense	49,511	(655,880)	(27,477)	(950,954)

Income tax expense	(2,348)	12,906	(2,848)	(711)

Net income (loss)	47,163	(642,974)	(30,325)	(951,665)

Net loss per share - basic and diluted	0.00	(0.00)	(0.00)	(0.00)

Weighted average shares
outstanding - basic and diluted	48,073,436	1,192,717,006	47,988,365	1,332,298,470

Other comprehensive (loss)
Foreign currency translation gain (loss)	26	–	(32)	–

Comprehensive income (loss)	$47,189	$(642,974)	$(30,357)	$(951,665)

The accompanying notes are an integral part of these condensed consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(30,325)	$(951,665)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	7,072	2,341
Stock compensation expense	95,514	391,347
Stock option expense	74,159	582,051

Changes in operating assets and liabilities
Accounts receivable	(157,778)	(47,906)
Accountants receivable, related party	151	–
Prepaids and other assets	(25,609)	(327)
Accounts payable	5,241	43,059
Accrued expenses	196,815	31,918
Due to related parties	(18,232)	40,075
Accrued interest	1,395	1,570

NET CASH PROVIDED BY OPERATING ACTIVITIES	148,403	92,463

INVESTMENT ACTIVITIES
Acquisition of property and equipment	(39,174)	(493)

CASH USED IN INVESTMENT ACTIVITIES	(39,174)	(493)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	59,450	90,235
Principal payments of notes payable	–	(15,000)

CASH PROVIDED BY FINANCING ACTIVITIES	59,450	75,235

Net change in cash	168,679	167,205

Effect of foreign exchange on cash	(32)	–

Cash and cash equivalents, beginning of period	100,056	58,308

CASH AND CASH EQUIVALENTS, END OF PERIOD	$268,703	$225,513
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$–	$–
Cash paid for taxes	$2,848	$711

The accompanying notes are an integral part of these condensed consolidated statements.

eXp Realty International Corporation

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

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

The Company is a cloud-based real estate brokerage operating in 29 States in the U.S. and both Alberta and Ontario, Canada. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Other Comprehensive Gain (Loss)

Other comprehensive gain for the three months ended September 30, 2014 consisted of foreign exchange translation in the amount of $26. Other comprehensive loss for the nine months ended September 30, 2014 was $32.

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

3. Related Party Transactions

As of September 30, 2014, the Company was no longer indebted to the CEO of the Company. As of December 31, 2013, the Company was indebted to the CEO of the Company for $18,232 for expenses paid for on behalf of the Company and advances. Amounts due to related parties are non-interest bearing, unsecured and due on demand.

4. Stockholders’ Equity

During the nine months ended September 30, 2014, we issued 198,333 shares of common stock for cash to investors in private placements of $0.30 per share for receipts of cash totaling $59,450. During the same period we also issued 120,005 shares of common stock for services at $0.30 per share for services totaling $36,000.

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

The Company’s currently issued stock options vest over periods ranging from 0 to 4 years and are exercisable for a period of 10 years.

The Company’s stock option activity is as follows:

	Options	Weighted Avg Price	Intrinsic Value

Balance, December 31, 2013	7,674,000	$0.14	$0.16
Granted	–	–	–
Exercised	–	–	–
Forfeited	(462,521)	0.15	0.15
Balance, September 30, 2014	7,211,479	$0.15	$0.17
Exercisable at September 30, 2014	4,551,660	$0.13	$0.17
Vested at September 30, 2014	5,965,514	$0.14	$0.16

For the nine months ended September 30, 2014 the Company’s stock options had an intrinsic value between $0.03 and $0.17. The Company recognized stock option expense of $74,159 and $582,051 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of September 30, 2014, and for the three and nine month period ended September 30, 2014, as well as our future results.

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

The Company is a cloud-based real estate brokerage operating in 29 States in the U.S. and both Alberta and Ontario, Canada. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

RECENT BUSINESS DEVELOPMENTS

The Company has continued its geographic expansion into new US States (and into sub-markets within those states). The Company added approximately 40 new agents during the three months ended September 30, 2014 and 110 new agents during the nine months ended September 30, 2014.

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

In the remaining months of 2014, the Company expects to continue to introduce and execute on a number of initiatives aimed at accelerating expansion and looks fully to integrate a number of systems that will support its scalable growth. Presently, both the Company’s rate of growth based on agent count, as well as its rate of retention among existing agents has increased. We believe this increase is at least partially attributable to a number of initiatives implemented earlier this year, including the establishment and fulfillment of the Director of Cloud Leadership and Growth, whose role is geared towards helping advance areas of opportunity for expansion, as well the identification, evaluation and pursuit of system and process enhancements and additions that will best support the scalable growth that the role aims to achieve. To that end, in 2014 the Company looks forward to introducing and fully integrating a platform for all of its agents that will enable and provide both Company and agent websites that will give end consumers an experience that, over time, the Company believes will ultimately rival those made available and controlled by some of the larger non-brokerage aggregators of data across marketplaces and their websites. We expect that these company and agent websites will be fully functional on all devices, including mobile devices, and will include IDX (Internet Data Exchange) and customer relationship management (CRM) features. This process will permit the Company to more efficiently provide optimized sites, capable of increased consumer lead generation benefiting the agent; and, will permit the Company to further harness and aggregate Multiple Listing Service data in a more centralized yet farther-reaching manner, effectively syndicating data across increased numbers of channels. In this regard, the Company maintains a competitive advantage through its sizeable geographic footprint which grants it access to, at present, some 45 different property data and listing services (“Multiple Listing Services”) across its markets. These listing services generate and possess the data that feeds most, if not all, of the IDX feeds that aggregate into the large web-based, consumer-facing data aggregators. In addition, this initiative will help the Company identify and address any redundancies that may exist in the present development, optimization, maintenance and expense associated with some of the Company’s existing web-based assets.

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

Going forward, the Company still plans to adopt an omnibus equity incentive plan, which would allow for a variety of equity-related awards as well as a plan that will permit the voluntary allocation by agents of a percentage of gross commission income on transactions and/or revenue share dollars earned to the purchase of Company stock. The details of these plans are still being formulated.

The existence of equity incentives aided the Company in incentivizing the migration of a 19 agent team in Atlanta, Georgia during September 2013. This migration, in addition to growing the Company, allowed the Company to test and measure the effectiveness of its processes and systems for the integration of large teams of agents or groups of agents that comprise an entire brokerage. As of November 7, 2014 the size of the Company’s agent and broker population in the Greater Atlanta Metro Region has nearly tripled since October 2013 and the Company has retained nearly all of the agents and brokers who joined it last October and who have joined since. Based on the success of this migration and on the technological, human and financial resources at its disposal, the Company plans to continue to attract increasing numbers of sizeable agent and brokerage teams across its markets in 2014 and to continue successfully to integrate them into the Company’s culture and infrastructure. To this end, at present, conversations are ongoing and, in some cases, are in advanced stages with a wide range of teams and brokerages that have expressed a desire to join the Company, both domestically and internationally. We believe that the Company has (and will continue to augment) the systems and processes in place to replicate the growth and retention success demonstrated in Georgia.

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

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Three months ended September 30, 2014

Revenues

During the current three month period ended September 30, 2014 net revenues increased $808 thousand to $3.88 million as compared to the prior three month period ended September 30, 2013 when we generated $3.07 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Three Months Ended September 30,
	2014	2013	Change

Operating expenses:
Cost of revenues	$3,225,542	$2,615,845	$609,697
General and administrative	509,692	893,045	(383,353)
Professional fees	72,830	194,621	(121,791)
Sales and marketing	19,825	21,497	(1,672)
Total operating expenses	$3,827,889	$3,725,008	$102,881

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $609 thousand in the current three month period ended September 30, 2014 as compared to the prior three month period ended September 30, 2013 was driven by the higher volume of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The decrease in general and administrative costs of $383 thousand in the three month period ended September 30, 2014 as compared to the three month period ending September 30, 2013 was driven from a decrease in stock option expense of $560 thousand which was offset by increased payroll, travel, and dues and subscriptions.

Professional fees include costs related to legal, accounting, and other consultants. Costs decreased $122 thousand during the three month period ending September 30, 2014 as compared to the three month period ended September 30, 2013 due to less legal and audit fees associated with the prior year merger and audit related costs completed.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent less in print marketing in the three month period ending September 30, 2014 as compared to the three month period ending September 30, 2013.

Nine months ended September 30, 2014

Revenues

During the current nine month period ended September 30, 2014 net revenues increased $1.6 million to $9.81 million as compared to the prior nine month period ended September 30, 2013 when we generated $8.2 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Nine Months Ended September 30,
	2014	2013	Change

Operating expenses:
Cost of revenues	$8,224,857	$6,839,199	$1,385,658
General and administrative	1,364,930	1,919,627	(554,697)
Professional fees	202,677	335,703	(133,026)
Sales and marketing	49,775	63,527	(13,752)
Total operating expenses	$9,842,239	$9,158,056	$684,183

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $1.39 million in the current nine month period ended September 30, 2014 as compared to the prior nine month period ended September 30, 2013 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The decrease in general and administrative costs of $555 thousand in the nine month period ended September 30, 2014 as compared to the nine month period ending September 30, 2013 was driven from a decrease in stock option expense of $508 thousand and stock compensation expense of $296 thousand which was offset by increased payroll, travel, and dues and subscriptions.

Professional fees include costs related to legal, accounting, and other consultants. Costs decreased $133 thousand during the nine month period ending September 30, 2014 as compared to the nine month period ended September 30, 2013 due to less legal and audit fees associated with the prior year merger and audit related costs completed.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent approximately $14 thousand less in direct email and print marketing related activities in the nine month period ending September 30, 2014 as compared to the nine month period ending September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2014	2013	Change

Current assets	$656,976	$285,887	$371,089
Current liabilities	(516,349)	(250,037)	(266,312)
Net working capital	$140,627	$35,850	$104,777

The Company’s net working capital increased $105 during the current nine month period ending September 30, 2014 as compared to December 31, 2013. The increase is primarily attributable to positive cash flow provided by operations.

The following table presents our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Change

Cash provided by operating activities	$148,403	$92,463	$55,940
Cash (used in) investment activities	(39,174)	(493)	(38,681)
Cash provided by financing activities	59,450	75,235	(15,785)
Net change in cash	$168,679	$167,205	$1,474

Net cash provided by operating activities for the nine months ended September 30, 2014 was approximately $148 thousand as compared to an amount provided by of $92 thousand for the nine months ended September 30, 2013. Our cash provided by operations the first nine months of 2014 was primarily caused from increases in accrued expenses of $196 thousand and offset from increases in accounts receivable of $158 thousand and prepaid expenses of $26 thousand respectively. Cash provided by operating activities for the first nine months ended 2013 was primarily generated from operations in addition to decreases in accounts receivable of $48 thousand offset from increases of accounts payable and accrued expenses of $75 thousand and due to related parties of $40 thousand.

Net cash used in investing activities for the acquisition of fixed assets was $39,174 and $493 for the nine months ended September 30, 2014 and September 30, 2013 respectively.

Net cash provided by financing activities for the nine months ended September 30, 2014 comprised of $59 thousand of net proceeds from the issuance of restricted common stock. Net cash provided by financing activities for the nine months ended September 30, 2013 comprised of $90 thousand of net proceeds from the issuance of restricted common stock, which was partially offset from principal payments of $15 thousand on an outstanding notes payable obligation.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We currently have one debt obligation with a principal balance of $62 thousand accruing interest at 3% and is payable in full during April 2015. We also have non-cancelable operating lease agreements with various expiration dates through August 2016.

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

CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2014 the Company issued 198,333 shares of restricted common stock for net cash proceeds of $59,450 at a price of $0.30 per share. We issued these shares to U.S. individuals, relying on section 4(A)(2) of the Securities Act of 1933.

No repurchases of the Company’s equity securities were made by the Company or “affiliated purchasers” during the three months ended September 30, 2014.

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

eXp Realty International Corporation
(Registrant)

Date: November 7, 2014	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and Director

