Form 10-K
period 2014-12-31
EXP Realty International Corp
filed 2015-03-31
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-168025

EXP REALTY INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

1321 King Street, Suite 1
Bellingham, WA 98229
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (360) 685-4206

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchanged on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.00001 per share (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

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

Yes ☐    No ☒

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

Yes ☐    No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp Realty International Corporation was $2,329,987 based on 6,753,586 shares of common stock held by non-affiliates and last sales price prior to June 30, 2014, being $0.345 per share.

The number of shares of the registrant's $0.00001 par value common stock outstanding as of March 31, 2015 was 48,566,909.

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

ii

PART I

Item 1. Business

Corporate Overview

eXp Realty, LLC is a cloud-based real estate brokerage operating in 30 states. As a cloud-based real estate brokerage for the residential real estate market, eXp Realty, LLC has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs. Following the closing of the merger agreement with eXp Realty International, Inc. in September 2013, described in more detail below, the business of eXp Realty, LLC became our principal business.

Acquisition of eXp Realty International, Inc.

On August 15, 2013, we and eXp Acquisition Corp., a Washington corporation and wholly-owned subsidiary of our company, entered into a merger agreement with eXp Realty International, Inc., and as a result of the closing of this agreement, eXp Realty International, Inc. merged into eXp Acquisition Corp. with eXp Acquisition Corp. remaining as the surviving corporation and the separate existence of eXp Realty International, Inc. ceasing at the effective time of the merger. The merger of eXp Realty International, Inc. and eXp Acquisition Corp. was completed on September 27, 2013.

After the closing of this agreement, the subsidiaries of eXp Realty International, Inc. became the subsidiaries of eXp Acquisition Corp. These subsidiaries are:

(i) eXp Realty, LLC, a Washington limited liability company organized on January 30, 2007 and 100% owned by eXp Acquisition Corp. From its inception, eXp Realty, LLC has been engaged in the marketing and sale of residential real estate with the goal of being the first truly cloud-based, full service, global real estate brokerage company delivering around-the-clock access to collaborative tools and professional development for managing real estate brokers and agents. The business model was created in order to increase brokers’ and agents’ listings and sales and reduce their overhead and capital requirements.

(ii) eXp Realty of Connecticut, LLC, a Connecticut limited liability company whereby eXp Realty, LLC is allocated 100% of all profits and losses;

(iii) eXp Realty Washington, Inc., a Washington corporation and 100% owned by eXp Realty, LLC; and

(iv) eXp Realty of Canada, Inc., a Canadian corporation and 100% owned by eXp Realty, LLC.

The organization and ownership structure of our company subsequent to the closing of the merger agreement is as summarized in the paragraphs above is as follows:

Corporate History

We were incorporated in the State of Delaware on July 30, 2008. In connection with and prior to the closing of the acquisition of eXp Realty International, Inc., effective September 9, 2013, we changed our name from “Desert Canadians Ltd.” to “eXp Realty International Corporation” and effected a 35 new for 1 old forward stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized capital was increased from 220,000,000 shares of common stock to 7,700,000,000 shares of common stock and our issued and outstanding shares of common stock was increased on the basis of 35 new shares for 1 old share.

Description of Business

Operations

We launched our operation in October 2009 with a small number of agents in Washington and Arizona, and have grown to a team of approximately 530 real estate professionals, and operate in various geographic markets as discussed in detail below.

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

Furthermore, we allow our brokers, some of whom are former real estate brokerage owners, to leverage our infrastructure to reduce their fixed costs and be empowered to build scalable teams of agents in any of the markets that we serve while preserving and enhancing the broker’s personal brand. In this way our brokers can attract agents and build a co-brand in any of markets currently served by the company without any additional capital requirements.

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

A number of our competitors have introduced residual income plans to their agents and brokers in an effort to incentivize growth but those companies’ cost structures, many of which are overhead-intensive, have led to plans where the residual income is either calculated on net profit, which is unpredictable or unattainable and over which the agent has no control, is capped or structurally offers lower opportunity for payout.

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

Our Markets

Our primary market is the United States. Currently, we operate in the following markets in the United States under the name of eXp Realty LLC, exp Realty of Connecticut, LLC, or eXp Realty of Washington, Inc.: Alabama; Arizona; California; Colorado; Connecticut; Florida; Georgia; Illinois; Indiana; Kentucky; Louisiana; Maine; Maryland; Massachusetts; Michigan; Nevada; New Hampshire; New Mexico; New York; North Carolina; Oklahoma; Oregon; Pennsylvania; South Carolina; Tennessee; Texas; Virginia; and Washington. We are qualified to do business and operate in California, through a wholly-owned subsidiary, eXp Realty Washington, Inc.

We also have a wholly owned subsidiary, eXp Realty Canada, Inc. which is licensed to do business in Calgary, Alberta and Toronto, Ontario.

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

Intellectual Property

“eXp Realty” is one of our registered trademarks in the United States. We have also placed the marks “3D MLS” and “3D Listing Service” and “RE Tech Campus” on the United States Patent and Trademark Office’s Supplemental Register. We also own the rights to the domain name “http://exprealty.com”.

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

Research and Development Costs During the Last Two Years

We did not incur any costs associated with research and development during each of the years ended December 31, 2014 and 2013.

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

In each of the states where we have operations, we assign appropriate personnel to manage and comply with laws and regulations be it equal to, or greater than federal law.

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

Employees

We presently have approximately 15 full-time employees, 5 of whom oversee and manage all of our company’s transactions globally, and approximately 31 part-time employees.

All of our agents and brokers are classified as independent contractors. The only exceptions are our managing brokers (one per each state where we are registered to conduct business) that are classified as part-time employees to fulfill state or local real estate business requirements. Currently, we have approximately 530 agents and brokers.

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

Although we reported net earnings for the year ended December 31, 2014, we had a history of net losses in all prior fiscal years since our inception in October 2009 . Our ability to realize consistent, meaningful revenues and profit over a sustained period has not been established and cannot be assured.

While we believe we have made significant progress in revenue growth over the last several years, for us to achieve continued success, our services must receive broad market acceptance by consumers and we must continue to manage costs effectively. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. Therefore, we may experience operating losses and net losses in the future, which could make it difficult to fund our operations, finance acquisitions and achieve our plans for continued growth, any of which could cause the market price of our common stock to decline.

Despite our ongoing efforts to build revenue growth, both organically and through acquisitions, and to control the anticipated expenses associated with the continued development, marketing and provision of our services, we may not be able to generate significant net income from operations in the future.

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

We face significant risk to our brand and revenue if we fail to meet federal, state, foreign, county, or private associations and governing boards laws and regulations.

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

In general, the laws, rules and regulations that apply to our business practices include, without limitation, the federal Real Estate Settlement Procedures Act, the federal Fair Housing Act, the Dodd-Frank Act, and federal advertising and other laws, as well as comparable state statutes; rules of trade organization such as NAR, local MLSs, and state and local AORs; licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services; privacy regulations relating to our use of personal information collected from the registered users of our websites; laws relating to the use and publication of information through the Internet; and state real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses.

Maintaining legal compliance is challenging and increases our costs due to resources required to continually monitor business practices for compliance with applicable laws, rules and regulations, and to monitor changes in the applicable laws themselves.

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

Further, if we lose our ability to obtain and maintain all of the regulatory approvals and licenses necessary to conduct business as we currently operate, our ability to conduct business may be harmed. Lastly, any lobbying or related activities we undertake in response to mitigate liability of current or new regulations could substantially increase our operating expenses.

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

Glenn Sanford, our executive officer and director, beneficially owns approximately 40.9% of our outstanding common stock as of March 31, 2015. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a controlling stockholder. Mr. Sanford may have the ability to influence significantly all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. Sanford could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 7,700,000,000 shares of common stock, of which 48,566,909 shares are issued and outstanding as of March 31, 2015. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Properties

Our principal corporate office has approximately 900 square feet and is located at 1321 King St. Suite 1, Bellingham, WA 98229 in a leased facility. The lease expires on November 30, 2016. This facility accommodates our principal administrative and finance operations. We occupy very minimal leased office spaces in a number of the US states that we operate strictly in order to comply with state regulatory and licensing requirements and, in certain instances, to provide office space to our managing state brokers and drop-in space for our agents. In certain of these instances, the state managing brokers are financially responsible for a significant portion of the rental expense associated with a leased office space. In certain instances, we make a financial contribution to a state managing broker’s leased office space rental obligation for which we are not legally responsible. We generally do not provide office space for the agent workforce other than for drop-in service. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will be available for lease to meet future needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB operated by the OTC Markets Group under the trading symbol “EXPI”. The following table shows the low and high bid for our common stock during the last year as trading began in January 2014. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

2014	Low Bid	High Bid

First Quarter	$0.25	$1.01
Second Quarter	$0.04	$0.35
Third Quarter	$0.16	$0.31
Fourth Quarter	$0.16	$0.34

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

Transfer Agent

Our transfer agent is Island Stock Transfer with an office at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders of Our Common Stock

As of March 31, 2015, there are 48,566,909 issued and outstanding shares of our common stock held by a total of approximately 78 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common stock, our intention is to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,211,479	$0.15	2,788,251
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	7,211,479	$0.15	2,788,251

2013 Stock Option Plan

On September 27, 2013, we adopted a stock option plan. The purpose of the stock option plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the stock option plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non–qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the stock option plan) who are subject to tax in the United States may receive “incentive stock options”, and non–United States residents may receive awards of “non-qualified stock options”. The number of shares of our common stock issuable under the plan is 10,000,000. As of March 31, 2015, there were stock options to purchase an aggregate of 7,369,229 shares of our common stock outstanding.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February of 2015 we re-purchased and retired 12,530 shares of our common stock for $3,133 in cash

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of December 31, 2014, and 2013, as well as our future results.

OVERVIEW

We are a cloud-based real estate brokerage organization operating in 30 states. As a cloud-based real estate brokerage for the residential real estate market, we have embraced and adopted a number of cloud-based technologies in order to grow into an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

We completed the acquisition of eXp Realty International, Inc. and its affiliates in September 2013. Following the closing of this acquisition, the business of eXp Realty, LLC became our principal operating business. We now have the following subsidiaries: eXp Acquisition Corp., eXp Realty, LLC, eXp Realty of Connecticut, LLC, eXp Realty Washington, Inc., and eXp Realty of Canada, Inc.

RECENT BUSINESS DEVELOPMENTS

In 2014, the Company experienced year-over-year growth that positions it as one of the fastest growing real estate brokerages in the United States. The Company continued its geographic expansion into new US States (and into sub-markets within those states) in 2014, and also expanded its reach into Canada with the addition of a large group of agents based out of Calgary, Alberta. In 2015, the Company anticipates continuing its geographic expansion into new markets, and thus far in 2015, has commenced operations in the State of Tennessee. The Company added approximately 70 new agents during the three months ended December 31, 2014 and 180 new agents in calendar year 2014.

As of January 1, 2015, the Company added Brad Andersohn to its staff as Director of Education and Industry Outreach. Mr. Andersohn previously served as Director of Zillow Academy where he developed and maintained a significant following of real estate professionals who participated in and benefited from his instruction using online platforms. In 2015, the Company has also transitioned all of its agents, brokers and staff into a new campus-style, Cloud Office environment which is significantly larger than the Company’s previous environments and which, in addition to serving as the locus for the Company’s office and workplace for agents, staff and brokers, will serve as a destination point for real estate professionals within the industry, irrespective of their brokerage affiliation, seeking exposure to, and participation and immersion in, a busy calendar of networking, training, education, and professional development classes, seminars, and events as part of the Company’s RE Tech Campus initiative, which is being administered and overseen by Mr. Andersohn. In addition to providing valuable instruction to agents and brokers industry-wide, the RE Tech Campus initiative will also expose increasing numbers of real estate professionals to the benefits and opportunities available through the utilization of an engaging and interactive Cloud-Based environment, all of which are leveraged by the Company’s own agents as part of the development and growth of their own businesses, and most of which are not accessible through traditional brokerages with a brick-and-mortar foundation.

In early 2015, the Company also launched a lead generation program for the benefit of its agents and brokers, utilizing a number of different strategies as well as data the company possesses as a result of its memberships in a large and growing number of multiple listing services across the United States and Canada. The program, called “Making it Rain” has, thus far in its earliest stages, generated leads for company agents and brokers at up to a 75% discount compared to what agents and brokers across the industry are paying for leads through subscriptions and contracts with popular third-party syndicators. As 2015 progresses, the Company anticipates continuing to develop and expand the Making it Rain program, thereby providing a direct benefit to the Company’s agents and brokers as well as an additional revenue source to the Company.

In 2015, the Company anticipates that it will begin to implement measures to increase the depth of its presence within states and provinces in which it operates (and in new states and provinces in which it launches) through the expansion and development of a regional, state or provincial leadership structure permitting the Company to capitalize on, among other things, its relatively low cost of entry into markets and submarkets whose agent demographics and population generally are less supportive of competitors opening and supporting a franchise or traditional model.

2014 was the first year in which the Company instituted a program whereby agents and brokers could become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Agents who qualify, and who remain with the Company in good standing for the duration of a 3 year period following their eligibility notice, will be awarded shares, thereby allowing them to increase their ownership stake in the organization, in further fulfillment of the Company’s objective to be an agent-owned brokerage. To that end, in 2015, in addition to leaving the 2014 incentive program in place, the Company anticipates instituting a direct purchase plan whereby agents and brokers can elect to set aside a percentage of commission or revenue sharing dollars towards the purchase of discounted Company common stock.

In 2014, the Company has, and in 2015 it expects to continue to introduce and execute on a number of initiatives aimed at accelerating expansion and looks fully to integrate a number of systems that will support scalable growth. Presently, both the Company’s rate of growth based on agent count, as well as its rate of retention among existing agents has increased significantly. In 2014 the Company introduced formal, dedicated “support” staffing roles for its agents and brokers, which has helped to streamline and improve an introduction to new agents, maintain agent access, adoption, engagement, participation, education and socialization. This has allowed the Company to leverage its technological advantages and continue to pave a path to an increasingly robust culture of collaboration across borders, personal interaction among agents and staff; continued entry into new markets both domestic and abroad at relatively minimal cost; and, an enhanced consumer service and experience, all of which ultimately should assist the Company as it continues to foster and sustain improved rates of growth and retention on a consistent basis.

In 2014 the Company also introduced a new agent website platform for all of its agents at no cost to them, that provides end consumers with some of the most accurate and up-to-date data available anywhere relative to market activity in any of the markets the Company serves. The platform has also enabled the Company to overhaul its consumer-facing website - www.exprealty.com - providing an experience for consumers that, over time, the Company believes will ultimately rival those made available and controlled by some of the larger non-brokerage aggregators of data across marketplaces and their websites. These new websites introduced by the Company are fully functional on all devices, including mobile devices, and include IDX (Internet Data Exchange) and customer relationship management (CRM) features. This initiative now permits the Company to more efficiently provide optimized sites to its agents and directly to consumers, capable of increased consumer lead generation benefiting the agent; and, which allows the Company to further harness and aggregate Multiple Listing Service data in a more centralized yet farther-reaching manner, effectively syndicating data across increased numbers of channels. In this regard, the Company maintains a competitive advantage through its sizeable geographic footprint which grants it access to, at present, more than 70 different property data and listing services (“Multiple Listing Services”) across its markets.

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

The Company upgraded its Cloud Office to an enhanced platform in March of 2015. Our Cloud Office now has an increased capacity that will accommodate our existing and continual growing agent base. We have invested in a second server for agent services and agent onboarding outside of what we refer to as the Cloud Campus. This is where our agent onboarding staff work with agents new to eXp Realty prior to integrating into the larger campus where the larger trainings take place. Currently the Cloud-campus can accommodate 80 simultaneous sessions and agent services can accommodate 10 simultaneous sessions. We anticipate increasing the session count for the Cloud-campus in the near future as well as launching other servers for various meetings and collaboration sessions.

MARKET CONDITIONS AND TRENDS

The United States housing market was adversely impacted beginning in 2006 by the combination of a number of factors, including but not limited to more stringent lending guidelines, increased unemployment, and an overall macroeconomic decline. Overall U.S. sales volume declined as did the market value of homes which in turn created a swell in foreclosures and mortgage defaults. It was this combination of factors which, in part, served as the impetus for the Company’s business model as traditional real estate brokerages on a large scale experienced a diminishment of revenues without, in many cases, a corresponding reduction in fixed expenses, resulting in an erosion of profits. While markets throughout much of the United States have recovered, the Company still estimates that a significant number of real estate brokerages today are not profitable or are marginally profitable due to the impact of high or fixed overhead and a costly struggle to drive higher productivity among their agents.

Continued upward trends in market activity and continued acceleration of home values is susceptible to macroeconomic conditions, including signals by the Federal Reserve Bank that it intends to raise interest rates which increases could take effect in 2015 and which could impact the ability of new home buyers seeking purchase money mortgages as well as existing borrowers with adjustable mortgage rates. In the event that market activity slows, many traditional brokerage owners will again be pressured by an operating cost structure that isn’t responsive to cyclical turns in the market with overhead costs that hold steady or continue to climb.

Technology continues to disrupt traditional business models in many different ways. Recently there has been a viral post in social media talking about the largest media company by market cap being Facebook and yet it generates none of their own content. It is supplied by its members. Uber now has one of the largest market caps for a transportation company and yet it does not own any of the underlying assets that being the automobiles. Those are owned by its drivers. Alibaba which went public last year as one of the all time largest IPO’s is an ecommerce company in China that doesn’t manage or own physical inventory. Everyone is familiar with Amazon which has its roots in books and which has no physical footprint bookstore. eXp Realty as a residential real estate brokerage generally speaking only maintains the physical footprint of a brokerage that is required by the states we operate in rather than trying to have an office on every corner. With the continual improvement of high speed internet everywhere we tend to see the office be more and more mobile for all agents and brokers in all areas of the business and we believe that in some cases the physical office actually detracts from collaboration rather than encourages it. We plan on continuing to pursue these efforts through the use of the Cloud-office and other mobile collaboration platforms. We believe this is great for the agents, brokers, and consumers who understand it but more importantly it is a much easier business model to facilitate and grow than trying to grow and manage the 100’s of physical offices that would be necessary to cover the geographic footprint that eXp Realty currently covers.

The eXp Realty Cloud Office has enabled would be brokerage owners who join the Company to shed enormous overhead expenses and staffing costs while still retaining a percentage of commissions generated by the agents they bring with them or attract and while availing themselves of an opportunity to scale their business in a way that traditional models do not easily support.

Market conditions prospectively are susceptible to impact from, among other factors, employment growth or decline, population trends, the re-entry into the market of former homeowners who suffered delinquencies, foreclosures, short-sales, or bankruptcies during the downturn. These factors, coupled with uncertain federal reserve policy, suggests that the real estate industry could continue to see growth in sales during the upcoming fiscal year but at the same time could experience a decline. In either turn, the Company expects to adhere to its low-cost, high-engagement model, affording a growing number of agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a wide range of economic conditions.

We believe that the opportunities in the real estate business are what might be considered the industry’s Sacred Cows, or those things that the majority of agents and brokers believe to be the way it will always be but which will be challenged by up and coming companies. We are challenging the notion of there needing to be a physical office in order to run a growing and thriving real estate brokerage model. There are many broker owners that believe this is necessary and will challenge eXp Realty for pursuing this path and may suggest that it is bad for the agent and the consumer in order to defend what has been the model for so many years. There are millions of dollars being poured into start-ups all over the United States aimed at disrupting the cooperative commission model that we rely on as a brokerage in order to continue to be profitable. If someone figures out a way to credibly crack the commission model this may adversely impact eXp Realty as well as many other more traditional real estate brokerages. We are not focusing our energy there as a brokerage however we do look to see what is happening in the industry in order to stay ahead and relevant to our agents and brokers who are our effective customers and partners.

Potential challenges for eXp Realty and other brokerages come our way through the large third party syndicators. The relevancy of a brokerage in the face of a significant percentage of lead generation for the agents who work for the firm being generated through third party portals does raise the question of relevancy to the agents that work for the brand. We see this as a very real threat to us as a brokerage and we are proactively developing low cost lead generation platforms that our agents can take advantage of which provide significant cost savings vs going through third party syndicators. As a small brokerage covering a large geographic area it is relatively easy for eXp Realty to generate leads at a lower cost than the portals however as we grow this may become harder and harder to do. In the first quarter of 2015 we launched the Making It Rain program for our agents and brokers to take advantage of. Over 10% of our agent base signed up and since then we have seen leads generated by participants in a range between $7.00 - $40.00 / lead. Leads may become more expensive over time and in some cases may exceed the cost of leads from other third party syndicators so we need to be aware of this and continually innovate on behalf of our agents and brokers again with the goal of being relevant in their business.

If agents believe that their business is generated from third party syndicators then it may follow that agents may pursue the lowest expense brokerage in order to maximize their income.

Over the last number of years, again propelled by technology, numerous firms whether brokerage, vendor or even those outside of the real estate brokerage business have used education as a major attractor in order to develop a following and/or customers. ActiveRain was one of the first companies to push into education with ActiveRain University. They were later acquired by Market Leader which was eventually purchased by Trulia and most recently acquired by Zillow. Zillow had their own educational outreach initiatives called Zillow Academy. Both of these initiatives were facilitated by eXp Realty’s own Brad Andersohn when he was with the respective companies, first at ActiveRain and then eventually at Zillow prior to all of the consolidation of the above companies. Chris Smith and Jimmy Mackin provide free classes and training in support of their company Curaytor. Numerous real estate coaches provide training and classes in facilitation of selling coaching services. Brian Buffini, the largest real estate coaching business in the world, does livestream events where brokerages and others can sponsor these events to provide education to real estate professionals for free while facilitating a flow of coaching clients to the Buffini organization. Education is a differentiator however the space is getting crowded. Even outside of the real estate space, free education is part of the larger MOOC movement or Massive Open Online Course movement where major Universities and Educational Institutions are taking some of their most popular classes and putting them online so that individuals can take the classes and in some cases get degrees at a very low cost if not free from certain institutions. Technology has allowed for this disrupting of education such that education is less valuable as a differentiator and yet not offering education is definitely a detractor of a brokerage business model.

Agile Management Systems: One of the ways that we believe that we have been able to grow into as many states and again in our opinion remain relevant is by adopting an agile mindset as a company. By running eXp Realty by regularly delivering value to our agents and brokers, and by prioritizing work based on what our agents and brokers have told us they want we have been able to develop a company framework that is relevant to our agents and brokers. We have started to implement the Net Promoter Score into how we evaluate ourselves as a company, as well as introducing NPS into how we support our agents and manage transaction flow. By using both NPS and more agile management style systems we have been able to launch and implement value added features and benefits in short order. We believe this offers us a unique advantage in terms of developing value for our agents and brokers. Recently our CEO during the Indy Track at Inman asked the group of Indy brokers during a Q&A, as a follow up on what did they measure, where the typical answers were profit and agent count, if any of them used NPS with their agents. None of the broker owners used or understood the metric. We feel that using tools like NPS and having an Agile management mindset provides us with a way to stay more relevant to our agents and brokers in an always changing business. We expect that more and more brokerages will eventually use tools similar to NPS and Agile in their management process which may again reduce the speed at which we are able to add value compared to other brokerages however at this point in time we feel this does give us a competitive advantage in growing eXp Realty.

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Twelve months ended December 31, 2014

Revenues

During the year ended December 31, 2014 net revenues increased $2.67 million to $13.37 million as compared to the year ended December 31, 2013 when we generated $10.70 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Twelve Months Ended
	December 31,
	2014	2013	Change

Operating expenses:
Cost of revenues	$11,099,750	$8,905,114	$2,194,636
General and administrative	1,883,146	2,430,216	(547,070)
Professional fees	276,558	424,361	(147,803)
Sales and marketing	76,019	60,197	15,822
Total operating expenses	$13,335,473	$11,819,888	$1,515,585

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $2.19 million in the current year ended December 31, 2014 as compared to the year ended December 31, 2013 was driven by the substantially higher amount of net revenues.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The decrease in general administrative in the year ended December 31, 2014 was attributable to a $795 thousand decrease in stock option expense which was offset by an increase of $253 thousand in payroll expense as compared to the year ended December 31, 2013.

Professional fees include costs related to legal, accounting, and other consultants. Costs were down $148 thousand in the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to legal and audit fees associated with the merger transaction completed in September of 2013.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent approximately $16 thousand more primarily due to more internet marketing and promotional material created in the year ended December 31, 2014 as compared to the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	December 31,
	2014	2013	Change

Current assets	$758,581	$285,887	$472,694
Current liabilities	(499,504)	(250,037)	(249,467)
Net working capital	$259,077	$35,850	$223,227

The Company’s net working capital increased $223 thousand during the current year ending December 31, 2014 as compared to December 31, 2013. The increase is primarily attributable to an increase in cash and accounts receivable offset by accrued expenses and current portion of debt.

The following table presents our cash flows for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31,
	2014	2013	Change

Cash provided by operating activities	$244,442	$16,026	$228,416
Cash (used in) investing activities	(49,032)	(39,513)	(9,519)
Cash provided by (used in) financing activities	59,450	65,235	(5,785)
Net change in cash	$254,860	$41,748	$213,112

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $244 thousand as compared to $16 thousand for the year ended December 31, 2013. Our cash provided in the year ended December 31, 2014 was primarily provided from increased gross margin earned and collected from sales.

Net cash used in investing activities for the acquisition of fixed assets was $49 thousand and $40 thousand for the years ended December 31, 2014 and December 31, 2013; respectively. In 2014 we brought a new transactional processing software into production which we started building in 2013.We spent approximately $42 thousand on the project in 2014 and $38 thousand in 2013.

Net cash provided by financing activities for year ended December 31, 2014 comprised of $59 thousand of net proceeds from the issuance of 198,333 shares of common stock at $0.30 per share. Net cash provided by financing activities for year ended December 31, 2013 comprised of $90 thousand of net proceeds from the issuance of 419,955 shares of common stock at prices ranging from $0.15 to $0.30 per share, which was partially offset from principal payments of $15 thousand on an outstanding notes payable obligation and repurchase of $10,000 of ownership interest in eXp Realty, LLC.

Our operating cash flows in 2014 increased by approximately $228 thousand as compared to 2013. Depending on our future growth initiative and other market factors we may need to raise additional cash in order to fund capital expenditures, operations, and our current obligations over the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and our rate of growth into new markets. Our capital requirements may be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes in which we currently operate. We may have a greater need to fund our business by using our cash and cash equivalents, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We currently have one short-term debt obligation with a principal balance of approximately $62,000 accruing interest at 3% and is payable in full during April 2015. We also have non-cancelable operating lease agreements with various expiration dates through November of 2016.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of eXp Realty International Corporation

Bellingham, Washington

We have audited the accompanying consolidated balance sheets of eXp Realty International Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. eXp Realty International Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eXp Realty International Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Haynie & Company

Salt Lake City, Utah

March 31, 2015

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$353,374	$100,056
Restricted cash	141,508	38,198
Accounts receivable, net of allowance $3,084 and $2,329, respectively	183,026	99,640
Accounts receivable, related party	6,000	8,200
Prepaids and other assets	74,673	39,793

TOTAL CURRENT ASSETS	758,581	285,887

OTHER ASSETS
Fixed assets, net	79,393	44,854
Deferred tax assets, non-current	75,196	–

TOTAL OTHER ASSETS	154,589	44,854

TOTAL ASSETS	$913,170	$330,741

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$79,389	$55,826
Customer deposits	141,508	38,198
Accrued expenses	207,323	130,244
Due to related parties	–	18,232
Accrued interest	9,397	7,537
Current portion of notes payable	61,887	–

TOTAL CURRENT LIABILITIES	499,504	250,037

LONG TERM LIABILITIES
Notes payable	–	61,887

TOTAL LIABILITIES	499,504	311,924

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock, 7,700,000,000 shares, $0.00001 par value authorized; 48,566,909 and 47,795,317 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	486	478
Additional paid-in capital	1,824,361	1,531,821
Accumulated deficit	(1,409,639)	(1,513,482)
Accumulated other comprehensive (loss)	(1,542)	–

TOTAL EQUITY / (DEFICIT)	413,666	18,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$913,170	$330,741

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013

Net revenues	$13,368,905	$10,701,280

Operating expenses
Cost of revenues	11,099,750	8,905,114
General and administrative	1,883,146	2,430,216
Professional fees	276,558	424,361
Sales and marketing	76,019	60,197

Total expenses	13,335,473	11,819,888

Net income (loss) from operations	33,432	(1,118,608)

Other income and (expenses)
Other income	–	3,324
Interest expense	(942)	(2,034)

Total other income and (expenses)	(942)	1,290

Income (loss) before income tax expense	32,490	(1,117,318)

Income tax benefit (expense)	71,353	(1,543)

Net income (loss)	103,843	(1,118,861)

Net income (loss) per share - basic	0.00	(0.00)
Net income (loss) per share - diluted	0.00	(0.00)

Weighted average shares outstanding
Basic	48,068,047	1,008,541,794
Diluted	51,735,865	1,008,541,794

Other comprehensive (loss), net of tax
Foreign currency translation gain (loss)	(1,542)	–

Comprehensive income (loss)	$102,301	$(1,118,861)

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2012	1,403,010,000	401	192,930	(394,621)	–	(201,290)
		#REF!	#REF!	#REF!	#REF!	#REF!
Stock issued for cash at $0.30 per share	419,955	4	90,231	–	–	90,235
Due to related party forgiveness of debt	–	–	9,318	–	–	9,318
Stock issued for related party debt at $0.30 per share	365,015	–	109,500	–	–	109,500
Stock issued for merger with eXp International Inc	37,163,549	371	(371)	–	–	–
Stock compensation expense	501,813	5	248,715	–	–	248,720
Stock option expense	–	–	891,195	–	–	891,195
Repurchase of ownership units	–	–	(10,000)	–	–	(10,000)
Forward stock split	–	13,634	(13,634)	–	–	–
Cancellation of shares	(1,393,665,015)	(13,937)	13,937	–	–	–
Net loss	–	–	–	(1,118,861)	–	(1,118,861)
Balance, December 31, 2013	47,795,317	478	1,531,821	(1,513,482)	–	18,817
	–	–	–	–	–	–
Stock issued for cash at $0.30 per share	198,333	2	59,448	–	–	59,450
Stock compensation expense	573,259	6	136,488	–	–	136,494
Stock option expense	–	–	96,604	–	–	96,604
Foreign currency translation (loss)	–	–	–	–	(1,542)	(1,542)
Net income	–	–	–	103,843	–	103,843
Balance, December 31, 2014	48,566,909	$486	$1,824,361	$(1,409,639)	$(1,542)	$413,666

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Ended December 31,
	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$103,843	$(1,118,861)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	14,493	4,442
Stock compensation expense	136,494	248,720
Stock option expense	96,604	891,195
Deferred tax asset	(75,196)	–

Changes in operating assets and liabilities
Accounts receivable	(83,386)	(36,943)
Accountants receivable, related party	2,200	552
Prepaids and other assets	(34,880)	(23,248)
Accounts payable	23,563	4,491
Accrued expenses	77,079	9,011
Due to related parties	(18,232)	34,633
Accrued interest	1,860	2,034

CASH PROVIDED BY OPERATING ACTIVITIES	244,442	16,026

INVESTMENT ACTIVITIES
Acquisition of property and equipment	(49,032)	(39,513)

CASH USED IN INVESTMENT ACTIVITIES	(49,032)	(39,513)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	59,450	90,235
Repurchase of ownership units	–	(10,000)
Principal payments of notes payable	–	(15,000)

CASH PROVIDED BY FINANCING ACTIVITIES	59,450	65,235

Net change in cash	254,860	41,748

Effect of foreign exchange on cash	(1,542)	–

Cash and cash equivalents, beginning of period	100,056	58,308

CASH AND CASH EQUIVALENTS, END OF PERIOD	$353,374	$100,056
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$–	$–
Cash paid for taxes	$3,843	$1,543

The accompanying notes are an integral part of these consolidated statements.

eXp Realty International Corporation

Notes to the Condensed Consolidated Financial Statements

December 31, 2014

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

The Company is a cloud-based real estate brokerage operating in 30 States and in both Alberta and Ontario, Canada. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of presentation and fiscal year

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and are expressed in US dollars. As disclosed in our 8-K filed September 27th, 2013 the Company has changed its fiscal year end to December 31. We may have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.

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

Restricted cash

The Company’s restricted cash balance of $141,508 and $38,198 at December 31, 2014 and 2013, respectively, consists of cash held by our brokers and agents on behalf real estate buyers that are in escrow. Since the Company does not have rights to the cash a corresponding customer deposit liability in the same amounts are recognized in the consolidated balance sheets. When a sales transaction closes the restricted cash transfers to the sellers and the corresponding deposit liability is reduced.

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

Foreign currency translation

Management has adopted ASC 740, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of the years ending December 31, 2014 and 2013, the Company has not recorded any charges for impairment of long-lived assets.

Stock-based compensation

Stock-based compensation costs, consisting of restricted stock and options, for eligible employees, directors, and contractors are measured at fair value on the date of grant and are expensed over the requisite service period using a straight line method for each award.

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

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities. For U.S. income tax returns, the open taxation years subject to examination range from 2010 to 2014. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.

Comprehensive income (loss)

Comprehensive income (loss) comprised of foreign currency loss of $1,542 and $0 for the years ended December 31, 2014 and 2013, respectively.

Net income (loss) per share

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

3.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	Year Ended December 31,
	2014	2013

Prepaid insurance	$8,125	$10,434
Prepaid expenses	52,573	25,400
Rent deposits	11,518	1,503
Other assets	2,457	2,456
	$74,673	$39,793

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	Year Ended December 31,
	2014	2013

Computer hardware and software	$96,935	$15,219
Furniture, fixture and equipment	5,910	–
Total depreciable property and equipment	102,845	15,219
Less: accumulated depreciation and amortization	(23,452)	(9,878)
Depreciable property, net	79,393	5,341
Assets under development	–	39,513
Property and equipment, net	$79,393	$44,854

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $14,493 and $4,442, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ended December 31,
	2014	2013

Commissions payable	$115,090	$59,468
Payroll payable	43,544	27,443
Vacation payable	27,703	22,247
Other accrued expenses	20,986	21,086
	$207,323	$130,244

6.	NOTES PAYABLE

Notes payable consisted of the following:

	Year Ended December 31,
	2014	2013
Note Description

Note payable due to an individual, 3% interest compounding annually, principal and interest paid any-time prior to April 21, 2015 at the Company’s option.	$61,887	$61,887
Total notes payable	61,887	61.887
Less: current portion	(61,887)	–
Notes payable, net of current portion	$–	$61,887

During the years ended December 31, 2014 and 2013 the Company recognized interest expense of $942 and $2,034, respectively.

7.	STOCKHOLDERS’ EQUITY

On September 9, 2013 the Company increased the authorized shares of our $0.00001 par value common stock from 220,000,000 to 7,700,000,000 and effected a thirty-five-to-one forward stock split of the issued and outstanding shares of common stock.

In February of 2014 we issued 198,333 shares of common stock for cash to investors in private placements for $0.30 per share for net receipts of cash totaling $59,450.

Throughout 2014 we issued 573,259 shares of common stock for services valued at $136,494 to consultants and directors.

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

During the years ended December 31, 2014 and 2013 the Company approved the issuance of stock options to certain employees, officers, directors, and service provider at the sole discretion of the Board of Directors.

As of December 31, 2014, all option awards granted were done so prior to the Company being public.

As such, the Company has and will continue to account for those awards based on the intrinsic value method and re-measure the intrinsic value at each reporting date through the date of exercise or other settlement. The Company will continue to do so for these previously granted awards unless an award is modified, repurchased, or cancelled. The final measure of compensation cost is recognized at the intrinsic value of the instrument at the date it is settled. Compensation cost for each period until settlement is based on the change in the intrinsic value of the instrument in each reporting period.

The Company’s currently issued stock options vest over periods ranging from 0 to 4 years and are exercisable for a period of 10 years.

The Company’s stock option activity is as follows:

	Options	Weighted Average Price	Intrinsic Value
Balance, December 31, 2012	5,486,003	0.13	0.17
Granted	2,187,997	0.17	0.13
Exercised	–	–	–
Forfeited	–	–	–
Balance, December 31, 2013	7,674,000	0.14	0.16
Granted	–	–	–
Exercised	–	–	–
Forfeited	(462,521)	–	–
Balance, December 31, 2014	7,211,479	0.15	0.17
Exercisable at December 31, 2014	4,551,660	0.13	0.17
Vested at December 31, 2014	6,120,912	$0.14	$0.16

The following table summarizes information about stock options outstanding at December 31, 2014:

OUTSTANDING	VESTED
	Weighted	Remaining			Weighted	Remaining
	Average	Contractual	Aggregate		Average	Contractual	Aggregate
	Exercise	Life	Intrinsic		Exercise	Life	Intrinsic
Options	Price	in Years	Value	Options	Price	in Years	Value
5,486,002	$ 0.13	7.70	$914,334	4,872,371	$ 0.13	7.71	$812,062
808,748	$ 0.14	8.00	$130,478	562,290	$ 0.14	8.00	$90,716
508,729	$ 0.15	8.05	$78,005	508,729	$ 0.15	8.05	$78,005
33,000	$ 0.20	8.00	$3,300	16,477	$ 0.20	8.00	$1,648
375,000	$ 0.27	8.28	$12,500	161,045	$ 0.27	8.28	$5,368

For the year ended December 31, 2014 the Company’s stock options had an intrinsic value between $0.03 and $0.17 as compared to the year ended December 31, 2013 which had an intrinsic value between $0.03 and $0.17. The Company recognized stock option expense of $96,604 and $378,998 for the year ended December 31, 2014 and December 31, 2013, respectively.

In 2013 as part of the merger each outstanding option to purchase shares of eXp Realty International, Inc. were converted into options entitling the holder to purchase such number of shares of our common stock that is equal to 7.5 times the number of shares of eXp Realty International, Inc. This transaction required accounting recognition consistent with a modification of an award and the incremental cost associated with this modification to be recognized as of the date of modification. On September 27, 2013 the Company recognized an additional $512,197 of incremental cost associated with this conversion.

9.	INCOME TAXES

The components of the provision for income tax expense are as follows:

	Year Ended December 31,
	2014	2013
Current:
Federal	$–	$743
State	3,843	800
Foreign	6,307
	10,150	1,543
Deferred:
Federal	(70,849)	–
State	(10,654)	–
	(81,503)	–
Total provision (benefit) for income taxes	$(71,353)	$1,543

The Company is subject to United States federal and state income taxes at an approximate rate of 38.25%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2014	2013
Statutory tax rate	38.25%	35.00%
Permanent differences	84.52%	-0.15%
Stock options	0.00%	-3.12%
Foreign tax rate differential	11.11%	0.00%
Valuation allowance	(373.25)%	-31.73%
Total	(261.59)%	0.00%

Deferred tax assets consist of the following at:

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$64,544	$87,702
Temporary differences	16,959	8,602
Stock-based compensation	377,833	311,918
Total gross deferred tax assets	459,336	408,222
Less: valuation allowance	(384,140)	(408,222)
Net deferred tax assets	$75,196	$–

At December 31, 2014, the Company had federal net operating losses of approximately $150 thousand which will begin to expire in 2029 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2014 and 2013 of $384,140 and $408,222  respectively for its net deferred tax assets as it cannot conclude it is more likely than not all of the estimated net deferred tax assets will be realized. The valuation allowance decreased by $24,082 and increased $354,541 in 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.

10.	RELATED PARTY TRANSACTIONS

As of December 31, 2013, the Company was indebted to the CEO of the Company for $18,232 for expenses paid for on behalf of the Company. Amounts due to related parties were non-interest bearing, unsecured and due on demand.

The Company had advances outstanding to the current President in the amount of $6,000 and $8,200 as of December 31, 2014 and December 31, 2013 respectively.

In March of 2013 the former President of the Company agreed to forgive $1,519 for expenses paid on behalf of the Company. Also, in the same month another related party agreed to forgive $7,799 in expense reimbursements in association with settling other debts owed via the issuance of stock. See footnote 6 above for further details.

11.	COMMITMENTS AND CONTINGENCIES

Operating lease

The Company has three operating leases for office space as of December 31, 2014. The non-cancelable leases expire on August 31, 2015, July 31, 2016 and November 30, 2016 respectively. Base monthly payments are $2,801 per month. At December 31, 2014 the remaining obligations under these arrangements due is $32,012 and $20,411 in 2015 and 2016, respectively.

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

12.	SUBSEQUENT EVENTS

In February of 2015 we re-purchased and retired 12,530 shares of our common stock for $3,133 in cash.

In March of 2015 the shareholders approved and adopted the 2015 Equity Incentive Plan whereby 8,000,000 shares of common stock of the Company have been reserved to provide payments of various forms to incentivize employees, consultants, and directors of the Company. Additional information relating to this plan can be found in our Definitive Schedule 14C filed March 30, 2015 with the SEC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified below.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position	Age	Date First Elected or Appointed
Glenn Sanford	Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director	48	March 12, 2013
Jason Gesing	President and Director	41	September 27, 2013
Darren Jacklin	Director	42	May 22, 2014

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

Darren Jacklin

For over 19 years, Darren Jacklin has traveled four continents and over 40 countries mentoring entrepreneurs and business owners on specific and measurable strategies that they can consistently use to increase their income, transform their obstacles into cash flow and turn their passion into profits.

His uncanny ability to increase wealth and success by uncovering hidden assets, overlooked opportunities and undervalued possibilities has captured the attention of Tiger 21, The Wall Street Journal, Yahoo Finance, NBC TV, CBS TV, Global TV international radio stations, magazines and newspapers, movie producers, best-selling authors, CEO’s and business experts worldwide.

Darren Jacklin currently sits on paid international boards of directors of public companies and advisory boards. Darren has personally trained over 150 Fortune 500 companies such as Microsoft, AT&T, Black & Decker, Barclays Bank, as well as high school, college, university students and professional athletes and has connected with people in more than 126 countries.

We believe Mr. Jacklin is qualified to serve on our board of directors because of his business experience and venture capital background.

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

Audit Committee

We do not have a separately-designated standing audit committee, and only one of our Board members is “independent.”  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions of that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who owned more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other securities of the Company on Forms 3, 4 and 5 with the SEC. Reporting Persons were required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely on review of reports received by the Company or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2014, all of the Reporting Persons complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The particulars of the compensation paid to:

•	our principal executive and financial officer; and

•	our president,

•	who we will collectively refer to as the “named executive officers” of our company, are set out in the following summary compensation table

No disclosure is provided for any executive officer (other than our principal executive officer), whose total compensation did not exceed $100,000 for the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Glenn Sanford CEO, CFO, Director and Chairman of the Board	2014 2013	54,000 60,513	-0- -0-	19,000 3,000	-0- -0-	-0- -0-	-0- -0-	183,111 (3) 142,060 (3)	256,111 205,573
Jason Gesing, President and Director	2014 2013	74,138 59,582	-0- -0-	20,238 3,000	-0- -0-	-0- -0-	-0- -0-	15,488 (3) 30,466 (3)	109,864 93,048

(1)	Stock awards represent restricted stock issued to both Glenn Sanford and Jason Gesing with the fair value determined at the date of grant and is fully vested. Director compensation as part of stock awards for Glenn Sanford amounted to $16,000 and $0 in 2014 and 2013 respectively. Director compensation as part of stock awards for Jason Gesing amounted to $16,000 and $0 in 2014 and 2013 respectively.

(2)	The value of privileges and other personal benefits, perquisites and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.
(3)	Consists of revenue sharing and commissions earned.

Compensation of Executive Officers

As of December 31, 2014 and 2013, we had no formal compensation plans in place for our named executives with regards to expected remuneration including both salary or potential bonus programs.

Except as disclosed below, eXp Realty International Corporation and its subsidiaries have not entered into any employment agreement or consulting agreement with their directors or executive officers.

Glenn Sanford

eXp Realty International Corporation and its subsidiaries have not entered into any written employment agreement or consulting agreement with Glenn Sanford. In consideration for his services in 2014 and 2013, we paid Mr. Sanford an annual base salary of $54,000 and $60,513, respectively. In addition, he was paid revenue share, commissions, and incentives for growth initiatives totaling $183,111 and $142,060 in 2014 and 2013, respectively.

Jason Gesing

eXp Realty International Corporation and its subsidiaries have not entered into any written employment agreement or consulting agreement with Jason Gesing. In consideration for his services in 2014 and 2013, we paid Mr. Gesing an annual base salary of $74,138 and $59,582, respectively. In addition, he was paid revenue share, commissions, and incentives for growth initiatives totaling $15,488 and $30,466 in 2014 and 2013, respectively.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options and stock grants at the discretion of our board of directors in the future. We do not have any bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options or stock grants may be granted at the discretion of our board of directors. Both our CEO and also our President are participants in the company’s revenue share plan and would continue to receive those benefits similar to all other agents and brokers in eXp Realty on a long term basis. Any revenue share bonuses that are paid to Officers and Directors would discontinue at the point that they are no longer in an Executive position with the company, however revenue share benefits based on their position in the revenue share system would continue as would be consistent with the revenue share plan.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Glenn Sanford CEO, CFO and Chairman of the Board	1,617,000	-	-	$0.13	10/1/2022	30,000	9,000	-0-	-0-
Jason Gesing, President and Director	404,130 269,260	- 740	- 740	$0.13 $0.15	10/1/2022 1/1/2023	75,875	22,762	-0-	-0-

Compensation of Directors

Two of our three current directors are also officers of the Company. These directors are compensated for their services acting as executives. Additionally, all directors are compensated $2,000 per month for directorship activities which is paid in common stock. Directors are reimbursed for reasonable out-of-pocket expenses incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock, as of March 31, 2015 by:

•	each person known to us to own more than 5% of our outstanding common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
	More than 5% stockholders:
Common Stock	Penny Sanford 4421 Marionberry Ct. Bellingham, WA 98229	16,066,475(6)	28.8%
	Directors and named executive officers:
Common Stock	Glenn Sanford 910 Harris Avenue, Suite 305 Bellingham, WA 98225	22,850,936(3)	40.9%
Common Stock	Jason Gesing 291 Main St. West Newbury, MA 01985	1,879,586(4)	3.4%
Common Stock	Darren Jacklin 2985 Dollarton Hwy North Vancouver BC V7H 1Ba	53,336(5)	0.1%
Common Stock	All executive officers and directors as a group (3 persons)	24,783,858 (7)	44.4%

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

(2) Percentage of ownership is based on 48,566,909 shares of our common stock issued and outstanding as of March 31, 2015 in addition to 5,551,660 of estimated exercisable shares through May 29, 2015.

(3) Includes 21,233,936 shares of our common stock and stock options to acquire 1,617,000 shares of our common stock.

(4) Includes of 205,456 shares of our common stock and stock options to acquire 1,674,130 shares of our common stock.

(5) Includes 53,336 shares of our common stock.

(6) Consists of 16,066,475 shares of our common stock.

(7) Includes 21,492,728 shares of our common stock and stock options to acquire 3,291,130 shares of our common stock.

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

The Company had advances outstanding to the current President in the amount of $6,000 and $8,200 as of December 31, 2014 and December 31, 2013 respectively.

These amounts are presented on the accompanying balance sheets under the caption accounts receivable, related parties.

Director Independence

We currently act with three directors, consisting of Glenn Sanford, Jason Gesing, and Darren Jacklin. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Using this definition of independent director, we determined that one of our directors, Darren Jacklin, is an “independent director” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Audit Fees	$62,673	$50,171
Audit Related Fees	–	–
Tax Fees	28,191	2,750
All Other Fees	–	–
Total Fees	$90,864	$52,921

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements. The principal accountant for 2014 was Haynie and Company.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.” There were no audit related fees provided in the fiscal year end December 31, 2014 and 2013.

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

The principal accountant for the current year and for the most recently completed fiscal year is not expected to present at the stockholder’s meeting, will not be able to make a statement if desired, and will not be available to respond to questions.

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in the fiscal year end December 31, 2014 and 2013.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	Affiliate Stock Purchase Agreement (incorporated by reference from Form 8-K, filed on March 18, 2013)

10.2	Executive Employment Agreement dated February 11, 2013 between eXp Realty International, Inc. and Steve Alamin (incorporated by reference from our Form 8-K, filed on October 2, 2013)

10.3	Stock Option Plan (incorporated by reference from Form 8-K, filed on October 2, 2013)

21	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eXp Realty International Corporation
(Registrant)

Date: March 31, 2015	/s/ Glenn Sanford
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

Name	Title	Date

/s/ Glenn sanford	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and Director	March 31, 2015
Glenn Sanford	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jason Gesing	President and Director	March 31, 2015
Jason Gesing

/s/ Darren jacklin	Director	March 31, 2015
Darren Jacklin

