Form 10-Q
period 2015-03-31
EXP Realty International Corp
filed 2015-05-14
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
Yes [  ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14, 2015 the registrant’s outstanding common stock consisted of 48,842,902 shares.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for our prior fiscal year ended December 31, 2014, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp Realty International Corporation

(unaudited)

March 31, 2015

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,623	$353,374
Restricted cash	206,351	141,508
Accounts receivable, net of allowance $3,906 and $3,084, respectively	252,790	183,026
Accounts receivable, related party	5,250	6,000
Prepaids and other assets	163,269	74,673

TOTAL CURRENT ASSETS	825,283	758,581

OTHER ASSETS
Fixed assets, net	78,647	79,393
Deferred tax assets, non-current	75,196	75,196

TOTAL OTHER ASSETS	153,843	154,589

TOTAL ASSETS	$979,126	$913,170

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$101,444	$79,389
Customer deposits	206,351	141,508
Accrued expenses	285,748	207,323
Accrued interest	9,858	9,397
Notes payable	61,887	61,887

TOTAL CURRENT LIABILITIES	665,288	499,504

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock, 7,700,000,000 shares, $0.00001 par value authorized; 48,842,902 and 48,566,909 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	489	486
Additional paid-in capital	1,749,217	1,824,361
Accumulated deficit	(1,426,456)	(1,409,639)
Accumulated other comprehensive (loss)	(9,412)	(1,542)

TOTAL EQUITY / (DEFICIT)	313,838	413,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$979,126	$913,170

The accompanying notes are an integral part of these condensed consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net revenues	$3,449,241	$2,384,069

Operating expenses
Cost of revenues	2,877,744	2,021,207
General and administrative	449,936	386,840
Professional fees	76,603	79,642
Sales and marketing	46,357	14,448

Total expenses	3,450,640	2,502,137

Net loss from operations	(1,399)	(118,068)

Other income and (expenses)
Other income	3,686	2,614
Interest expense	(461)	(465)

Total other income	3,225	2,149

Income (loss) before income tax expense	1,826	(115,919)

Income tax (expense)	(18,643)	–

Net loss	(16,817)	(115,919)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	48,727,385	47,874,503

Other comprehensive (loss), net of tax
Foreign currency translation loss	(7,870)	(1,007)

Comprehensive loss	$(24,687)	$(116,926)

The accompanying notes are an integral part of these condensed consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(16,817)	$(115,919)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,323	1,027
Stock compensation expense	99,798	24,159
Stock option (benefit) expense	(171,807)	28,273

Changes in operating assets and liabilities
Accounts receivable	(69,764)	(35,643)
Accountants receivable, related party	750	(3,065)
Prepaids and other assets	(88,596)	(38,934)
Accounts payable	22,055	37,833
Accrued expenses	78,425	81,665
Due to related parties	–	(5,156)
Accrued interest	461	465

CASH USED IN OPERATING ACTIVITIES	(140,172)	(25,295)

INVESTMENT ACTIVITIES
Acquisition of property and equipment	(4,577)	(32,250)

CASH USED IN INVESTMENT ACTIVITIES	(4,577)	(32,250)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	59,450
Repurchase and retirement of shares	(3,132)	–

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,132)	59,450

Net change in cash	(147,881)	1,905

Effect of foreign exchange on cash	(7,870)	(1,007)

Cash and cash equivalents, beginning of period	353,374	100,056

CASH AND CASH EQUIVALENTS, END OF PERIOD	$197,623	$100,954
	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$–	$–
Cash paid for taxes	$18,643	$–

The accompanying notes are an integral part of these condensed consolidated statements.

eXp Realty International Corporation

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Fiscal Year

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, and are expressed in US dollars. All material intercompany accounts and transactions have been eliminated upon consolidation. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not result in material changes to our financial position, results of operations, of cash flows.

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

Other Comprehensive Loss

Other comprehensive loss for the three months ended March 31, 2015 and March 31, 2014 consisted of foreign exchange translation in the amount of $7,870 and $1,007, respectively.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

3.	Related Party Transactions

The Company had advances outstanding to the current President in the amount of $5,250 and $6,000 as of March 31, 2015 and December 31, 2014 respectively.

4.	Stockholders’ Equity

In February of 2015 we re-purchased and retired 12,530 shares of our common stock for $3,132 in cash.

During the three months ended March 31, 2015, the Company issued 288,523 shares of common stock to directors and employees for services totaling $99,795.

5.	Stock Based Compensation

At March 31, 2015 the Company had 7,211,479 stock options outstanding that were granted prior to Company becoming public in September 2013, which the Company accounts for based on the intrinsic value method and re-measures the intrinsic value at each reporting date through the date of exercise or other settlement. Compensation cost or benefit is recognized based on the change in intrinsic value at each reporting date. For the three months ended March 31, 2015 the Company’s stock options had intrinsic values between $0.00 and $0.14 and the Company recognized a stock compensation benefit of $175 thousand. For the three months ended March 31, 2014 the Company’s stock options had intrinsic values between $0.03 and $0.17 and recognized an expense of $28 thousand.

During the three months ended March 31, 2015 the Company granted 157,750 stock options and has elected to account for fair value using the Black-Scholes option-pricing model. Expected volatility has been determined using the historical stock price. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedule. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. The Company recognized a stock compensation expense of $3 thousand for the three months ended March 31, 2015.

On March 12, 2015 the Company adopted and approved the 2015 Equity Incentive Plan. Under the new plan the Company has reserved 8,000,000 shares of common stock for issuance to certain employees, officers, directors, and service providers at the sole discretion of the Board of Directors. As of March 31, 2015 and through the date of this report there were no grants issued under the 2015 Plan.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of March 31, 2015, and for the three month period ended March 31, 2015, as well as our future results.

OVERVIEW

eXp Realty International Corporation, formerly known as Desert Canadians, Ltd. (the “Company” or “eXp”), was incorporated in the State of Delaware on July 30, 2008. The Company is a cloud-based real estate brokerage operating in 30 States and in Alberta and Ontario, Canada. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

RECENT BUSINESS DEVELOPMENTS

The Company has continued its geographic expansion into new US States (and into sub-markets within those states). The Company added approximately 70 new agents during the three months ended March 31, 2015.

On January 1, 2015, the Company added Brad Andersohn to its staff as Director of Education and Industry Outreach. Mr. Andersohn previously served as Director of Zillow Academy where he developed and maintained a significant following of real estate professionals who participated in and benefited from his instruction using online platforms. During the three months ended March 31, 2015, the Company has also transitioned all of its agents, brokers and staff into a new campus-style, Cloud Office environment which is significantly larger than the Company’s previous environments and which, in addition to serving as the locus for the Company’s office and workplace for agents, staff and brokers, will serve as a destination point for real estate professionals within the industry, irrespective of their brokerage affiliation, seeking exposure to, and participation and immersion in, a busy calendar of networking, training, education, and professional development classes, seminars, and events as part of the Company’s RE Tech Campus initiative, which is being administered and overseen by Mr. Andersohn. In addition to providing valuable instruction to agents and brokers industry-wide, the RE Tech Campus initiative will also expose increasing numbers of real estate professionals to the benefits and opportunities available through the utilization of an engaging and interactive Cloud-Based environment, all of which are leveraged by the Company’s own agents as part of the development and growth of their own businesses, and most of which are not accessible through traditional brokerages with a brick-and-mortar foundation.

During the three months ended March 31, 2015, the Company also launched a lead generation program for the benefit of its agents and brokers, utilizing a number of different strategies as well as data the company possesses as a result of its memberships in a large and growing number of multiple listing services across the United States and Canada. The program, called “Making it Rain” has, thus far in its earliest stages, generated leads for Company agents and brokers at up to a 75% discount compared to what agents and brokers across the industry are paying for leads through subscriptions and contracts with popular third-party syndicators. As 2015 progresses, the Company anticipates continuing to develop and expand the Making it Rain program, thereby providing a direct benefit to the Company’s agents and brokers as well as an additional revenue source to the Company.

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

The year ended December 31, 2014 was the first year in which the Company instituted a program whereby agents and brokers could become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Agents who qualify, and who remain with the Company in good standing for the duration of a 3 year period following their eligibility notice, will be awarded shares, thereby allowing them to increase their ownership stake in the organization, in further fulfillment of the Company’s objective to be an agent-owned brokerage.

In addition, on May 1, 2015, the Company launched a direct purchase program, pursuant to which all eXp Realty Agents and Brokers are eligible to contribute 5% of their commission income to the purchase of shares of the Company’s common stock. Under this program, Agents and Brokers who have signed an Addendum to their Independent Contractor Agreement can have 5% of the commission that would have normally been paid to the agent or broker at close instead retained by the company as payment for shares.  The number of shares received by the agent or broker is determined using a price per share that is a 20% discount to the average closing price of the Company's common stock over the 30-day period preceding the last day of the month, subject to the other terms and conditions of the Program.

In 2015, the Company has, and expects to continue to introduce and execute on a number of initiatives aimed at accelerating expansion and looks fully to integrate a number of systems that will support scalable growth. Presently, both the Company’s rate of growth based on agent count, as well as its rate of retention among existing agents has increased significantly. In 2014 the Company introduced formal, dedicated “support” staffing roles for its agents and brokers, which has helped to streamline and improve an introduction to new agents, maintain agent access, adoption, engagement, participation, education and socialization. This has allowed the Company to leverage its technological advantages and continue to pave a path to an increasingly robust culture of collaboration across borders, personal interaction among agents and staff; continued entry into new markets both domestic and abroad at relatively minimal cost; and, an enhanced consumer service and experience, all of which ultimately should assist the Company as it continues to foster and sustain improved rates of growth and retention on a consistent basis.

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

On April 23, 2015, the Company announced that Gene Fredrick had joined eXp Realty. Mr. Fredrick was the top recruiter of real estate professionals in 4 out of the last 10 years (2005, 2006, 2012 and 2013) at Keller Williams Realty, the brokerage that he had been a part of since 1994 and one that is generally recognized within the industry as the largest real estate brokerage in the United States as measured by the real estate count.

MARKET CONDITIONS AND TRENDS

Residential Real Estate Market. The United States housing market was adversely impacted beginning in 2006 by the combination of a number of factors, including but not limited to more stringent lending guidelines, increased unemployment, and an overall macroeconomic decline. Overall U.S. sales volume declined as did the market value of homes which in turn created a swell in foreclosures and mortgage defaults. It was this combination of factors which, in part, served as the impetus for the Company’s business model as traditional real estate brokerages on a large scale experienced a diminishment of revenues without, in many cases, a corresponding reduction in fixed expenses, resulting in an erosion of profits. While markets throughout much of the United States have recovered, the Company still estimates that a significant number of real estate brokerages today are not profitable or are marginally profitable due to the impact of high or fixed overhead and a costly struggle to drive higher productivity among their agents.

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

Technology and Opportunities. Technology continues to disrupt traditional business models in many different ways. Recently there has been a viral post in social media talking about the largest media company by market cap being Facebook and yet it generates none of its own content. Instead, it is supplied by its members. Uber now has one of the largest market caps for a transportation company and yet it does not own any of the underlying assets, the automobiles. Those are owned by its drivers. Alibaba which went public last year as one of the all time largest IPO’s is an ecommerce company in China that doesn’t manage or own physical inventory. Everyone is familiar with Amazon which has its roots in books and which has no physical footprint bookstore. eXp Realty as a residential real estate brokerage generally speaking only maintains the physical footprint of a brokerage that is required by the states we operate in rather than trying to have an office on every corner. With the continual improvement of high speed internet everywhere we tend to see the office be more and more mobile for all agents and brokers in all areas of the business and we believe that in some cases the physical office actually detracts from collaboration rather than encourages it. We plan on continuing to pursue these efforts through the use of the Cloud-office and other mobile collaboration platforms. We believe this is great for the agents, brokers, and consumers who understand it but more importantly it is a much easier business model to facilitate and grow than trying to grow and manage the hundreds of physical offices that would be necessary to cover the geographic footprint that eXp Realty currently covers.

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

Developments in Education. Over the last number of years, again propelled by technology, numerous firms whether brokerage, vendor or even those outside of the real estate brokerage business have used education as a major attractor in order to develop a following and/or customers. ActiveRain was one of the first companies to push into education with ActiveRain University. They were later acquired by Market Leader which was eventually purchased by Trulia and most recently acquired by Zillow. Zillow had their own educational outreach initiatives called Zillow Academy. Both of these initiatives were facilitated by eXp Realty’s own Brad Andersohn when he was with the respective companies, first at ActiveRain and then eventually at Zillow prior to all of the consolidation of the above companies. Chris Smith and Jimmy Mackin provide free classes and training in support of their company Curaytor. Numerous real estate coaches provide training and classes in facilitation of selling coaching services. Brian Buffini, the largest real estate coaching business in the world, does livestream events where brokerages and others can sponsor these events to provide education to real estate professionals for free while facilitating a flow of coaching clients to the Buffini organization. Education is a differentiator however the space is getting crowded. Even outside of the real estate space, free education is part of the larger MOOC movement or Massive Open Online Course movement where major Universities and Educational Institutions are taking some of their most popular classes and putting them online so that individuals can take the classes and in some cases get degrees at a very low cost if not free from certain institutions. Technology has allowed for this disrupting of education such that education is less valuable as a differentiator and yet not offering education is definitely a detractor of a brokerage business model.

Agile Management Systems. One of the ways that we believe that we have been able to grow into as many states and again in our opinion remain relevant is by adopting an agile mindset as a company. By running eXp Realty by regularly delivering value to our agents and brokers, and by prioritizing work based on what our agents and brokers have told us they want we have been able to develop a company framework that is relevant to our agents and brokers. We have started to implement the Net Promoter Score into how we evaluate ourselves as a company, as well as introducing NPS into how we support our agents and manage transaction flow. By using both NPS and more agile management style systems we have been able to launch and implement value added features and benefits in short order. We believe this offers us a unique advantage in terms of developing value for our agents and brokers. Recently our CEO during the Indy Track at Inman asked the group of Indy brokers during a Q&A, as a follow up on what did they measure, where the typical answers were profit and agent count, if any of them used NPS with their agents. None of the broker owners used or understood the metric. We feel that using tools like NPS and having an Agile management mindset provides us with a way to stay more relevant to our agents and brokers in an always changing business. We expect that more and more brokerages will eventually use tools similar to NPS and Agile in their management process which may again reduce the speed at which we are able to add value compared to other brokerages however at this point in time we feel this does give us a competitive advantage in growing eXp Realty.

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Three months ended March 31, 2015

Revenues

During the current three month period ended March 31, 2015 net revenues increased $1.07 million to $3.45 million as compared to the prior three month period ended March 31, 2014 when we generated $2.38 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Three Months Ended
	March 31,
	2015	2014	Change
Operating expenses:
Cost of revenues	$2,877,744	$2,021,207	$856,537
General and administrative	449,936	386,840	63,096
Professional fees	76,603	79,642	(3,039)
Sales and marketing	46,357	14,448	31,909
Total operating expenses	$3,450,640	$2,502,137	$948,503

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $856 thousand in the current three month period ended March 31, 2015 as compared to the prior three month period ended March 31, 2014 was driven by the higher volume of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase in general and administrative costs of $63 thousand in the three month period ended March 31, 2015 as compared to the three month period ending March 31, 2014 was driven primarily from an increase in payroll, utilities and office lease expenses of $150 thousand offset by a decrease in stock option and stock compensation expense of $124 thousand.

Professional fees include costs related to legal, accounting, and other consultants. Costs decreased $3 thousand during the three month period ending March 31, 2015 as compared to the three month period ended March 31, 2014 due to lower legal fees.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent more in lead capture marketing in the three month period ending March 31, 2015 as compared to the three month period ending March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2015	2014	Change
Current assets	$825,283	$758,581	$66,702
Current liabilities	665,288	(499,504)	(165,784)
Net working capital	$159,995	$259,077	$(99,082)

The Company’s net working capital decreased $99 thousand during the three month period ending March 31, 2015 as compared to December 31, 2014. The decrease is primarily attributable to an increase in accounts receivable and commissions payable to agents.

The following table presents our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014	Change
Cash used by operating activities	$(140,172)	$(25,295)	$(114,877)
Cash used in investment activities	(4,577)	(32,250)	27,673
Cash provided (used) by financing activities	(3,132)	59,450	(62,582)
Net change in cash	$(147,881)	$1,905	$(149,786)

Net cash used by operating activities for the three months ended March 31, 2015 was approximately $140 thousand as compared to a use of cash of $25 thousand for the three months ended March 31, 2014. Our cash used by operations for the first three months of 2015 was primarily caused by increases accounts receivable of $69 thousand and prepaid expenses $88 thousand offset by decreases accrued expenses of $78 thousand and accounts payable of $22 thousand respectively.

Net cash used in investing activities for the acquisition of fixed assets was $4,577 and $32,250 for the three months ended March 31, 2015 and March 31, 2014 respectively.

Net cash used by financing activities for the three months ended March 31, 2015 was for the repurchase and retirement of common stock in the amount of $3,132. Net cash provided by financing activities for the three months ended March 31, 2014 comprised of $59 thousand of net proceeds from the issuance of restricted common stock.

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

CRITICAL ACCOUNTING ESTIMATES

Stock-Based Compensation (Intrinsic Value Method)

As of the date of this report we had 7,211,479 options under our 2013 Incentive Plan outstanding accounted for in accordance with intrinsic value method that were issued prior to becoming a public company. In accordance with US GAAP we are required to remeasure these awards at each reporting date through the date of exercise or other settlement. The changes are recorded as a component of earnings and included in general and administrative expenses. These fluctuations based on, among other factors, our thinly traded market, volatility, and potentially wide bid/asks spreads result in the need for our management to use estimates and judgements related to compensation cost recognition associated with these awards.

Based on our current analysis, a 10% change in the stock price would potentially result in the recognition of approximately $180 thousand in compensation expense (benefit) during a three month period.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We currently have one short-term debt obligation with a principal balance of approximately $62 thousand accruing interest at 3% and was payable in full in April 2015. The short-term debt was not paid in April and is currently being renegotiated with an extension.

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

As of the end of the period covered by this report we carried out an evaluation of the effectiveness of our disclosure controls and procedures with the participation of our Chief Executive Officer and Chief Financial Officer. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The determination that our disclosure controls and procedures were not effective was based on the following material weaknesses in our internal control over financial reporting, which were identified in our Annual Report on Form 10-K for the year ended December 31, 2014:

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

CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015 the Company did not issue any restricted common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)

31.1	Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp Realty International Corporation
(Registrant)

Date: May 14, 2015	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and Director

