Form 10-Q
period 2015-06-30
EXP Realty International Corp
filed 2015-08-11
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
Yes [  ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 2015 the registrant’s outstanding common stock consisted of 49,624,196 shares.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for our prior fiscal year ended December 31, 2014, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of, or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; potential inability to list our securities on any securities exchange or market. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

3

PART I – FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

eXp Realty International Corporation

(unaudited)

June 30, 2015

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$288,294	$353,374
Restricted cash	209,534	141,508
Accounts receivable, net of allowance $3,932 and $3,084, respectively	284,178	183,026
Accounts receivable, related party	3,523	6,000
Prepaids and other assets	130,300	74,673

TOTAL CURRENT ASSETS	915,829	758,581

OTHER ASSETS
Fixed assets, net	101,220	79,393
Deferred tax assets, non-current	75,196	75,196

TOTAL OTHER ASSETS	176,416	154,589

TOTAL ASSETS	$1,092,245	$913,170

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$95,096	$79,389
Customer deposits	209,534	141,508
Accrued expenses	364,449	207,323
Accrued interest	10,322	9,397
Notes payable	46,887	61,887

TOTAL CURRENT LIABILITIES	726,288	499,504

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY / (DEFICIT)

Common Stock, 7,700,000,000 shares, $0.00001 par value authorized; 49,624,196 and 48,566,909 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	496	486
Additional paid-in capital	6,806,075	1,824,361
Accumulated deficit	(6,424,610)	(1,409,639)
Accumulated other comprehensive income (loss)	(16,004)	(1,542)

TOTAL EQUITY / (DEFICIT)	365,957	413,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$1,092,245	$913,170

The accompanying notes are an integral part of these condensed consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net revenues	$5,584,963	$3,550,011	$9,034,204	$5,934,080

Operating expenses
Cost of revenues	4,767,527	2,978,108	7,645,271	4,999,315
General and administrative	5,669,105	468,398	6,119,041	855,238
Professional fees	98,832	50,205	175,435	129,847
Sales and marketing	43,006	15,502	89,363	29,950

Total expenses	10,578,470	3,512,213	14,029,110	6,014,350

Net loss from operations	(4,993,507)	37,798	(4,994,906)	(80,270)

Other income and (expenses)
Other income	2,897	1,598	6,583	4,212
Interest expense	(464)	(465)	(925)	(930)

Total other income	2,433	1,133	5,658	3,282

Income (loss) before income tax expense	(4,991,074)	38,931	(4,989,248)	(76,988)

Income tax (expense)	(7,080)	(500)	(25,723)	(500)

Net income (loss)	(4,998,154)	38,431	(5,014,971)	(77,488)

Net income (loss) per share - basic and diluted	(0.10)	0.00	(0.10)	0.00

Weighted average shares outstanding - basic and diluted	49,182,952	48,014,970	48,955,168	47,944,736

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(5,050)	949	(14,462)	(58)

Comprehensive income (loss)	$(5,003,204)	$39,380	$(5,029,433)	$(77,546)

The accompanying notes are an integral part of these condensed consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(5,014,971)	$(77,488)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	13,147	2,225
Stock compensation expense	772,125	59,233
Stock option expense	4,212,731	51,714

Changes in operating assets and liabilities
Accounts receivable	(101,152)	(94,589)
Accounts receivable, related party	2,477	250
Prepaids and other assets	(55,627)	(43,339)
Accounts payable	15,707	4,344
Accrued expenses	157,126	188,343
Due to related parties	–	(12,471)
Accrued interest	925	930

CASH PROVIDED BY OPERATING ACTIVITIES	2,488	79,152

INVESTMENT ACTIVITIES
Acquisition of property and equipment	(34,974)	(33,000)

CASH USED IN INVESTMENT ACTIVITIES	(34,974)	(33,000)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	59,450
Repurchase and retirement of shares	(3,132)	–
Principal payments of notes payable	(15,000)	–

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(18,132)	59,450

Net change in cash	(50,618)	105,602

Effect of foreign exchange on cash	(14,462)	(58)

Cash and cash equivalents, beginning of period	353,374	100,056

CASH AND CASH EQUIVALENTS, END OF PERIOD	$288,294	$205,600
	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$–	$–
Cash paid for taxes	$25,723	$500

The accompanying notes are an integral part of these condensed consolidated statements.

eXp Realty International Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Fiscal Year

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, and are expressed in US dollars. All material intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provisions for doubtful accounts, legal contingencies, income taxes, revenue recognition, stock-based compensation, expense accruals, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Loss

Other comprehensive loss for the six months ended June 30, 2015 and June 30, 2014 consisted of foreign exchange translation in the amount of $14,462 and $58, respectively.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

3.	Related Party Transactions

The Company had advances outstanding to the current President in the amount of $3,523 and $6,000 as of June 30, 2015 and December 31, 2014 respectively.

4.	Stockholders’ Equity

In February of 2015 we re-purchased and retired 12,530 shares of our common stock for $3,132 in cash.

During the six months ended June 30, 2015, the Company issued 1,069,817 restricted shares of common stock to directors, employees, and contractors for services totaling $772,115.

5.	Stock Based Compensation

At June 30, 2015 the Company had 7,211,479 stock options outstanding that were granted prior to Company becoming public in September 2013, which the Company accounts for based on the intrinsic value method and re-measures the intrinsic value at each reporting date through the date of exercise or other settlement. Compensation cost or benefit is recognized based on the change in intrinsic value at each reporting date. For the six months ended June 30, 2015 the Company’s stock options had intrinsic values between $0.03 and $0.81 and the Company recognized a stock option expense of $4.21 million, which consists of a $4.08 million change in intrinsic value and $123 thousand in current vesting costs. For the six months ended June 30, 2014 the Company’s stock options had intrinsic values between $0.03 and $0.17 and recognized an expense of $28 thousand.

During the six months ended June 30, 2015 the Company granted 217,750 stock options and has elected to account for fair value using the Black-Scholes option-pricing model. Expected volatility has been determined using the historical stock price. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedule. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. The Company recognized a stock option expense of $6,317 for the six months ended June 30, 2015.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of June 30, 2015, and for the six month period ended June 30, 2015, as well as our future results.

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

RECENT BUSINESS DEVELOPMENTS

The Company has continued its geographic expansion into new US States (and into sub-markets within those states). The Company added approximately 254 new agents during the six months ended June 30, 2015.

The net loss for the six month period ended June 30, 2015 arose primarily due to the change in intrinsic value of 7,211,479 outstanding stock options that were granted prior to Company becoming public in September 2013. The compensation cost of these stock options are measured by the change in intrinsic value on each reporting date. The fair value of the Company’s stock price at June 30, 2015 gave rise to the increase in the intrinsic value of these stock options resulting in a non-cash expense of $4.03 million that is classified as a part of general and administrative expense ($4.03 million out of $5.6 million in overall general and administrative expense) impacting the Company’s statement of operations. We do not believe the additional expense or benefit that has been or will be recognized in future periods from these instruments accurately portrays our results of our operations. Furthermore, until these instruments are either exercised or modified the change in intrinsic value will continue to add variability to our results of operations. We as a management team are cognizant of this variability and its impact on our financials, but do not currently include these changes when we are assessing our current performance or in our forward looking business plan.

In the second quarter of 2015 the Company introduced its Direct Purchase Program pursuant to which the Company’s agents and brokers can elect to be compensated in the form of eXp stock at an amount equal to 5% of their gross commission on transactions towards the purchase of Company stock. In furtherance of the Company’s commitment to agent ownership, the initiative provides the opportunity for the Company’s agents and brokers to invest on their own behalf and for their own benefit what they might otherwise pay in the form of a franchise fee at competing brokerages within the industry. In the short period since its introduction, and with relatively minimal promotion, nearly 30% of the Company’s agent and broker base has enrolled in the program, increasing the ownership interest of participants, augmenting the long-term shareholder base of the Company, and also creating a self-funding mechanism with which the Company can invest in initiatives and infrastructure aimed at stimulating continued growth. The Direct Purchase Program operates under the Company’s 2015 Equity Incentive Plan, which was approved by the Company’s stockholders on March 12, 2015.

On April 23, 2015, at its first ever meeting of agent-owners and shareholders, the Company announced that Gene Frederick had joined the Company. Mr. Frederick previously was the top recruiter of real estate professionals in 4 out of the last 10 years (2005, 2006 and 2012, 2013) at Keller Williams Realty, the brokerage with which he had been affiliated since 1994 and the largest real estate brokerage in the United States measured by agent count. Since the announcement, Mr. Frederick has attracted a group of nearly 50 high-performing professionals in the Austin, Texas area, as well as other leaders with a demonstrated history of recruiting productive agents in markets outside of Austin.

The Company’s growth in 2014 and during the six months ended June 30, 2015 generated significant attention from members of the industry media, most notably in feature pieces published by REALTORⓇ Magazine and Inman News illuminating our growth and performance as well as the opening of our new, campus style, cloud office environment. The new campus, in addition to providing additional room for meetings, training and professional development sessions, agent services, and an investor kiosk, provides a much more open and hospitable space for agents and brokers to meet, collaborate and socialize. The new environment also provides a home for our RE Tech Campus initiative which was formally introduced on March 26, 2015. Since opening, RE Tech Campus has provided a forum for presenters, educators, and vendors to present and share with the industry professionals irrespective of their brokerage affiliation as well as the Company’s own agent and broker base.

The Company’s Making it Rain lead generation program was launched in early 2015 for the benefit of the Company’s agents and brokers in response to the high cost of lead subscription programs marketed and sold by popular third-party data aggregators and syndicators such as Zillow, Trulia and REALTOR.com. The program continues to utilize a number of strategies as well as the Company’s own aggregated data as a result of its memberships in a large and growing number of multiple listing services across the United States and Canada to generate leads at up to a 75% discount to what agents across the industry are paying for leads through syndicator subscriptions. The Company anticipates continuing to develop and expand the Making it Rain program, providing a direct benefit to the Company’s agents and brokers as well as an additional revenue source to the Company.

On July 23, 2015 the Company announced its intention to form a majority-owned mortgage brokerage company that would leverage technologies to redefine the career and income opportunities available to reputable, credible, service-oriented and compliance-minded mortgage professionals while providing premium loan products and outstanding service to borrowers in a manner that is fully transparent and informative. The Company expects to obtain licensure initially in markets where it has grown its real estate brokerage operations most effectively, brokering mortgage and loan offerings available from various wholesale lenders.

The Company continues to offer and administer a program whereby agents and brokers become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Agents who qualify, and who remain with the Company in good standing for the duration of a 3 year period following their eligibility notice, will be awarded shares, thereby allowing them to increase their ownership stake in the organization, in further fulfillment of the Company’s objective to be an agent-owned brokerage. The board of directors will likely reduce the number of shares issued for these activities and modify vesting requirements so as not to overly dilute the value of the overall company by these awards.

In 2015 the Company began to adopt the Net Promoter System methodology, asking each of its agents and brokers how likely they are to recommend their experience with the Company to another professional within the industry. The Company has conducted three Net Promoter System surveys since the beginning of the calendar year and the results consistently have been in the favorable range of 76-81. Moreover, the survey yields additional substantive feedback from our agents and brokers who are the Company’s primary customer on ways in which we can augment and improve the agent experience. Encouraged as we are by NPS results to date, we believe that if we continually strive towards providing the optimum experience for our agents and brokers, and if we take action in response to feedback and suggestions elicited in the surveys where we can, we can achieve continued growth rates and rates of retention that surpass industry standards.

The Company continues to introduce and execute on a number of initiatives aimed at accelerating expansion and looks to fully integrate a number of systems that will support scalable growth. In the second quarter of 2015, the Company agreed to adopt a new agent-facing transaction management platform that will provide a friendlier and more intuitive user interface, and which will provide additional tools and features that will significantly improve the agent’s experience in storing and accessing transaction documents and transaction-related correspondence in a centralized location. The decision to move to a new transaction management platform was driven in large part by the feedback received from our agents and brokers as part of the Net Promoter System surveys.

In 2015, and in response to our accelerated rate of growth the Company continues to increase staffing levels in the areas of Agent Services, Technology Support and Transaction Support, continuing to leverage technology to avoid redundancies in cost while delivering an interpersonal and engaging experience for our agents and brokers in support of their business objectives. The Company also continues to provide dedicated support staff for its agents and brokers, which has helped to streamline and improve an introduction to new agents, maintain agent access, adoption, engagement, participation, education and socialization. This has allowed the Company to continue to build an increasingly robust culture of collaboration across borders, personal interaction among agents and staff; and continued entry into new markets at relatively minimal cost.

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

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Three months ended June 30, 2015

Revenues

During the current three month period ended June 30, 2015 net revenues increased $2.03 million to $5.58 million as compared to the prior three month period ended June 30, 2014 when we generated $3.55 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Three Months Ended
	June 30,
	2015	2014	Change
Operating expenses:
Cost of revenues	$4,767,527	$2,978,108	$1,789,419
General and administrative	5,669,105	468,398	5,200,707
Professional fees	98,832	50,205	48,627
Sales and marketing	43,006	15,502	27,504
Total operating expenses	$10,578,470	$3,512,213	$7,066,257

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $1.79 million in the current three month period ended June 30, 2015 as compared to the prior three month period ended June 30, 2014 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase in general and administrative costs in the three month period ended June 30, 2015 as compared to the three month period ending June 30, 2014 was driven primarily from a change of $4.23 million in intrinsic value and $123 thousand in current vesting costs of the outstanding stock options in addition to $637 thousand in stock compensation expense.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $48 thousand during the three month period ending June 30, 2015 as compared to the three month period ended June 30, 2014 due to higher legal and accounting fees of $17 and consulting fees of $31 thousand.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent approximately $18 thousand more in lead capture and $9 thousand more primarily due to more internet marketing and promotional material created in the three month period ending June 30, 2015 as compared to the three month period ending June 30, 2014.

Six months ended June 30, 2015

Revenues

During the current six month period ended June 30, 2015 net revenues increased $3.10 million to $9.03 million as compared to the prior six month period ended June 30, 2014 when we generated $5.93 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Six months Ended
	June 30,
	2015	2014	Change
Operating expenses:
Cost of revenues	$7,645,271	$4,999,315	$2,645,956
General and administrative	6,119,041	855,238	5,263,803
Professional fees	175,435	129,847	45,588
Sales and marketing	89,363	29,950	59,413
Total operating expenses	$14,029,110	$6,014,350	$8,014,760

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $2.65 million in the current six month period ended June 30, 2015 as compared to the prior six month period ended June 30, 2014 was driven by the higher volume of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase in general and administrative costs of $5.26 million in the six month period ended June 30, 2015 as compared to the six month period ending June 30, 2014 was driven primarily from a change of $4.03 million in intrinsic value and $123 thousand in current vesting costs of the outstanding stock options in addition to $712 thousand in stock compensation expense.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $46 thousand during the six month period ending June 30, 2015 as compared to the six month period ended June 30, 2014 due to higher legal and consulting fees of $53 thousand offset by lower accounting fees of $7 thousand.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent approximately $29 thousand more in lead capture and $30 thousand more primarily due to more internet marketing and promotional material created in the six month period ending June 30, 2015 as compared to the six month period ending June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2015	2014	Change
Current assets	$915,829	$758,581	$157,248
Current liabilities	(726,288)	(499,504)	(226,784)
Net working capital	$189,541	$259,077	$(69,536)

The Company’s net working capital decreased $70 thousand during the six month period ending June 30, 2015 as compared to December 31, 2014. The decrease is primarily attributable to a decrease in cash and cash equivalents.

The following table presents our cash flows for the six months ended June 30, 2015 and 2014:

	Six months Ended
	June 30,
	2015	2014	Change
Cash provided by operating activities	$2,488	$79,152	$(76,664)
Cash used in investment activities	(34,974)	(33,000)	(1,974)
Cash provided (used) by financing activities	(18,132)	59,450	(77,582)
Net change in cash	$(50,618)	$105,602	$(156,220)

Net cash provided by operating activities for the six months ended June 30, 2015 was approximately $2 thousand as compared to $79 thousand for the six months ended June 30, 2014. Our cash provided by operations for the first six months of 2015 was primarily caused by increases in accrued expenses of $157 thousand and accounts payable of $15 thousand offset by increases in accounts receivable of $101 thousand and prepaid expenses of $55 thousand respectively.

Net cash used in investing activities for the acquisition of fixed assets was $34,974 and $33,000 for the six months ended June 30, 2015 and June 30, 2014 respectively.

Net cash used by financing activities for the six months ended June 30, 2015 of $18,132 was for the principal payment on notes payable of $15,000 and the repurchase and retirement of common stock in the amount of $3,132. Net cash provided by financing activities for the six months ended June 30, 2014 comprised of $59 thousand of net proceeds from the issuance of restricted common stock.

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

The Company anticipates that it may desire to raise some financing to help expand operations during the next twelve months through debt and/ or equity instruments, depending on the availability of such financing on terms acceptable to the Company.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required in the future, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

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

Based on our current analysis, a 10% change in fair value as of June 30, 2015 would potentially result in the recognition of approximately $625 thousand in compensation expense (benefit) during a three month period.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We currently have one short-term debt obligation with a principal balance of approximately $47 thousand accruing interest at 3% and is payable upon demand. The short-term debt was renegotiated and is scheduled to be paid in full by the end of August 2015.

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

CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2015 the Company did not issue any restricted common stock for cash proceeds.

During the six months ended June 30, 2015 the Company repurchased and retired 12,530 shares of common stock for $3,132 in cash, all of which were repurchased during the first quarter of 2015.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.     OTHER INFORMATION

None.

Item 6.     EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)

10.2	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 30, 2015)

31.1	Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp Realty International Corporation
(Registrant)

Date: August 11, 2015	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and Director

