Form 10-Q
period 2015-09-30
EXP Realty International Corp
filed 2015-11-10
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2015 the registrant’s outstanding common stock consisted of 49,899,091 shares.

2

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

4

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp Realty International Corporation

(unaudited)

September 30, 2015

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$448,904	$353,374
Restricted cash	399,536	141,508
Accounts receivable, net of allowance $4,002 and $3,084, respectively	501,249	183,026
Accounts receivable, related party	1,256	6,000
Prepaids and other assets	153,845	74,673
TOTAL CURRENT ASSETS	1,504,790	758,581

OTHER ASSETS
Fixed assets, net	98,194	79,393
Deferred tax assets, non-current	75,196	75,196
TOTAL OTHER ASSETS	173,390	154,589

TOTAL ASSETS	$1,678,180	$913,170

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$69,783	$79,389
Customer deposits	399,536	141,508
Accrued expenses	588,077	207,323
Accrued interest	–	9,397
Notes payable	–	61,887
TOTAL CURRENT LIABILITIES	1,057,396	499,504

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
Common Stock, 7,700,000,000 shares, $0.00001 par value authorized; 49,899,091 and 48,566,909 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	499	486
Additional paid-in capital	5,557,430	1,824,361
Accumulated deficit	(4,907,502)	(1,409,639)
Accumulated other comprehensive (loss)	(24,205)	(1,542)
Total eXp realty international corporation stockholders' equity	626,222	413,666
Non-controlling interests in subsidiary	(5,438)	–
TOTAL EQUITY	620,784	413,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,678,180	$913,170

The accompanying notes are an integral part of these condensed consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net revenues	$7,419,103	$3,877,289	$16,453,307	$9,811,369

Operating expenses
Cost of revenues	6,354,951	3,225,542	14,000,222	8,224,857
General and administrative	(661,707)	509,692	5,457,334	1,364,930
Professional fees	138,001	72,830	313,436	202,677
Sales and marketing	77,011	19,825	166,374	49,775
Total expenses	5,908,256	3,827,889	19,937,366	9,842,239

Net income (loss) from operations	1,510,847	49,400	(3,484,059)	(30,870)

Other income and (expenses)
Other income	319	576	6,902	4,788
Interest expense	(202)	(465)	(1,127)	(1,395)
Total other income	117	111	5,775	3,393

Income (loss) before income tax expense	1,510,964	49,511	(3,478,284)	(27,477)
Income tax (expense)	(1,244)	(2,348)	(26,967)	(2,848)
Net income (loss)	1,509,720	47,163	(3,505,251)	(30,325)

Net loss attributable to non-controlling interest in subsidiary	7,388	–	7,388	–
Net income (loss) attributable to common shareholders	$1,517,108	$47,163	$(3,497,863)	$(30,325)

Earnings (loss) per share attributable to common shareholders
Net income (loss) per share - basic	0.03	0.00	(0.07)	(0.00)
Net income (loss) per share - diluted	0.03	0.00	(0.07)	(0.00)

Weighted average shares outstanding
Basic	49,714,285	48,073,436	49,211,822	47,988,365
Diluted	51,163,219	48,073,436	49,211,822	47,988,365

The accompanying notes are an integral part of these condensed consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net income (loss)	$1,509,720	$47,163	$(3,505,251)	$(30,325)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(13,251)	26	(22,663)	(32)
Comprehensive income (loss)	1,496,469	47,189	(3,527,914)	(30,357)
Comprehensive loss attributable to non-controlling interest in subsidiary	7,388	–	7,388	–
Comprehensive income (loss) attributable to common shareholders	$1,503,857	$47,189	$(3,520,526)	$(30,357)

The accompanying notes are an integral part of these condensed consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(3,505,251)	$(30,325)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	19,010	7,072
Stock compensation expense	985,076	95,514
Stock option expense	2,751,138	74,159

Changes in operating assets and liabilities
Accounts receivable	(318,223)	(157,778)
Accounts receivable, related party	4,744	151
Prepaids and other assets	(79,172)	(25,609)
Accounts payable	(9,606)	5,241
Accrued expenses	380,754	196,815
Due to related parties	–	(18,232)
Accrued interest	(9,397)	1,395
CASH PROVIDED BY OPERATING ACTIVITIES	219,073	148,403

INVESTMENT ACTIVITIES
Acquisition of property and equipment	(37,821)	(39,174)
CASH USED IN INVESTMENT ACTIVITIES	(37,821)	(39,174)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	59,450
Proceeds from issuance of subsidiary common stock	1,950	–
Repurchase and retirement of shares	(3,132)	–
Principal payments of notes payable	(61,877)	–
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(63,059)	59,450

Net change in cash and cash equivalents	118,193	168,679

Effect of foreign exchange on cash	(22,663)	(32)

Cash and cash equivalents, beginning of period	353,374	100,056

CASH AND CASH EQUIVALENTS, END OF PERIOD	$448,904	$268,703
	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$10,524	$–
Cash paid for taxes	$26,967	$2,848

The accompanying notes are an integral part of these condensed consolidated statements.

eXp Realty International Corporation

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in U.S. dollars)

1.	Background and Basis of Presentation

eXp Realty International Corporation formerly known as Desert Canadians, Ltd. (the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008.

The Company is a cloud-based real estate brokerage operating in 31 States and in both Alberta and Ontario, Canada. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Summary of Significant Accounting Principles

Basis of Presentation and Fiscal Year

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, and are expressed in US dollars.

Principles of Consolidation

The accompanying condensed unaudited financial statements include the accounts of eXp Realty International Corporation and its subsidiaries eXp Acquisition Corp; First Cloud Mortgage, Inc.; eXp Realty Associates, LLC; eXp Realty, LLC; eXp Realty of California, Inc.(formerly eXp Realty of Washington, Inc.); eXp Realty of Canada, Inc.; and eXp Realty of Connecticut, LLC. All material intercompany accounts and transactions have been eliminated upon consolidation.

Non-controlling interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss).

On July 23, 2015 the Company formed First Cloud Mortgage, Inc. of which it holds an 80.5% majority and controlling interest. The other 19.5% non-controlling interest is owned by its President and its Vice President.

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

Other Comprehensive Loss

Other comprehensive loss for the nine months ended September 30, 2015 and September 30, 2014 consisted of foreign exchange translation losses in the amount of $22,663 and $32, respectively.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements through the date of this report that the Company believes will have a material impact on the financial position, results of operations, or cash flows.

3.	Related Party Transactions

The Company had advances outstanding to the current President in the amount of $1,256 and $6,000 as of September 30, 2015 and December 31, 2014 respectively.

4.	Stockholders’ Equity

In February of 2015 we re-purchased and retired 12,530 shares of our common stock for $3,132 in cash.

During the nine months ended September 30, 2015, the Company issued 1,344,712 restricted shares of common stock to directors, employees, and contractors for services totaling $985,076.

5.	Stock Based Compensation

At September 30, 2015 the Company had 7,170,229 stock options outstanding that were granted prior to Company becoming public in September 2013, which the Company accounts for based on the intrinsic value method and re-measures the intrinsic value at each reporting date through the date of exercise or other settlement. Compensation cost or benefit is recognized based on the change in intrinsic value at each reporting date. For the nine months ended September 30, 2015 the Company’s stock options had intrinsic values between $0.44 and $0.57 and the Company recognized a stock option expense of $2.74 million, which consists of a $2.48 million change in intrinsic value and $260 thousand in vesting costs. For the nine months ended September 30, 2014 the Company’s stock options had intrinsic values between $0.03 and $0.17 and recognized an expense of $74 thousand.

During the nine months ended September 30, 2015 the Company granted 237,750 stock options and has elected to account for fair value using the Black-Scholes option-pricing model. Expected volatility has been determined using the historical stock price. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedule. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. The Company recognized a stock option expense of $12,069 for the nine months ended September 30, 2015.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of September 30, 2015, and for the nine month period ended September 30, 2015, as well as our future results.

OVERVIEW

eXp Realty International Corporation, formerly known as Desert Canadians, Ltd. (the “Company” or “eXp”), was incorporated in the State of Delaware on July 30, 2008. The Company is a cloud-based real estate brokerage operating in 31 States and in Alberta and Ontario, Canada. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

RECENT BUSINESS DEVELOPMENTS

The Company reported net revenue of $7,419,103 and net income of $1,509,720 for the 3 months ending September 30, 2015 which is primarily attributable to continued gains in agent count and the quality of production levels among those agents who are joining the Company, resulting in substantial increased revenues period over period.

As noted in the Company’s last quarterly filing, the intrinsic value of 7,170,229 outstanding stock options that were granted prior to the Company becoming public in September 2013 will continue to fluctuate as the compensation cost of these options is measured by the change in intrinsic value on each reporting date. The fair value of the Company’s stock price at September 30, 2015 gave rise to a decrease in the intrinsic value of these stock options as compared to the fair value at June 30, 2015 resulting in a non-cash benefit of $1.47 million that is classified as a reduction of general and administrative expense impacting the Company’s statement of operations for the three months ended September 30, 2015. As we primarily review our results with an emphasis on revenues and ultimate cash flows we do not believe the additional non-cash expense or benefit that has been or will be recognized in future periods from the change in fair value of these instruments will impact our long term strategic plan. Furthermore, until these instruments are either exercised, forfeited, or modified the change in intrinsic value will continue to add variability to our results of operations. We as a management team are cognizant of this variability and its impact on our financials, but do not currently include these changes when we are assessing our current performance or in our forward looking business plan.

The Company added 102 net new agents during the three months ended September 30, 2015 and 303 net new agents for the nine months ended September 30, 2015.

In September 2015, the Company commenced operations in the State of Hawaii, marking the first time that the Company has extended its reach beyond mainland North America. The Company continues to attract the attention and interest from brokers and agents in high profile markets including Hawaii, Southern California, and Colorado, and anticipates bringing some of these agents, particularly those with demonstrated histories of success in achieving growth, into the organization.

On September 10, 2015 the Company announced that it had formed majority-owned First Cloud Mortgage, Inc. (“First Cloud”), aimed at leveraging its platform and technologies to redefine the career and income opportunities available to reputable, service-oriented and compliance-minded mortgage professionals, while providing premium loan products and outstanding service to borrowers. First Cloud has obtained state mortgage broker licenses in Texas and New Mexico and has applications pending in California, Virginia, Georgia, and Arizona. First Cloud has also received approvals from, and established relationships with a number of wholesale lenders and other vendors, and anticipates beginning to originate loans in the end of the fourth quarter 2015 or beginning of the first quarter 2016.

For the three months ended September 30, 2015 the Company saw continued participation in its Agent Equity Program, which it announced previously whereby the Company’s agents and brokers are able to elect to have 5% of their gross commission income on transactions for payment in the form of the Company’s common stock at a 20% discount to the Company’s 30 day trailing average closing stock price. In furtherance of the Company’s commitment to agent ownership, the Agent Equity Program provides the opportunity for the Company’s agents and brokers to invest on their own behalf and for their own benefit, what they might otherwise pay in the form of a franchise fee at competing brokerages within the industry. In the short period since its introduction we have seen a significant participation from the Company’s agents and brokers who have enrolled in the program, increasing the ownership interest of participants, augmenting the shareholder base of the Company, and also creating a self-funding mechanism which provides the Company with capital to invest in initiatives and infrastructure aimed at stimulating continued growth.

Also in keeping with its objective to be an agent-owned brokerage, the Company continues to offer and administer a program whereby agents and brokers become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Agents who qualify, and who remain with the Company in good standing for the duration of a three-year period following their eligibility notice, will be awarded shares thereby allowing them to increase their ownership stake in the organization. The board of directors has discretion to reduce the number of shares granted for these activities and modify vesting requirements, which the board will likely use over time to protect against too much dilution resulting from these awards.

The Company’s Making it Rain program was launched in early 2015 in response to the high cost of lead subscription programs marketed and sold by popular third-party data aggregators and syndicators such as Zillow and Trulia. The Making it Rain program provides lead generation services to the Company’s agents and brokers utilizing a number of proprietary strategies, including the aggregation of data gathered from memberships in a large number of multiple listing services across the United States and Canada all at up to a 75% discount to what agents would pay through individual syndicator subscriptions. The Company anticipates continuing to develop and expand the Making it Rain program, providing a direct benefit to the Company’s agents and brokers, as well as an additional revenue source to the Company.

In 2015 the Company adopted the Net Promoter System (NPS) methodology, asking each of its agents and brokers how likely they are to recommend their experience with the Company to another professional within the industry. The Company has conducted three NPS surveys to date and the results consistently have been in the favorable range of 73-81%. Moreover, the surveys yield substantive feedback from agents and brokers on ways in which the Company can augment and improve the agent experience. Management is encouraged by NPS results to date, and will use the broker responses in its effort towards providing the optimum experience for its agents and brokers in order to achieve continued rates of growth and retention that surpass industry standards.

The Company continues to be among the fastest growing, if not the fastest growing real estate brokerage in Austin, Texas since its April 23, 2015 announcement that Gene Frederick had joined the Company. Mr. Frederick previously was the top recruiter of real estate professionals in 2005, 2006, 2012, and 2013 at Keller Williams Realty, the brokerage with which he had been affiliated since 1994, and the largest real estate brokerage in the United States measured by agent count.

The Company continues to increase staffing levels in the areas of Agent Services, Technology Support and Transaction Support, leveraging technology to avoid redundancies in cost, while still delivering an interpersonal and engaging experience for its agents and brokers in support of their business objectives. The Company also maintains a staff dedicated to streamlining the onboarding of new agents; supporting access, adoption, engagement, participation, education and socialization within the Company’s Cloud Office. This has allowed the Company to continue to build an increasingly robust culture of collaboration across borders, personal interaction among agents and staff; and entry into new markets at relatively minimal cost.

MARKET CONDITIONS AND TRENDS

Beginning in 2006, the United States housing market was adversely impacted by a combination of a number of factors, including but not limited to more stringent lending guidelines, increased unemployment, and an overall macroeconomic decline. Overall U.S. housing sales volume declined, as did the market value of homes, which in turn created a swell in foreclosures and mortgage defaults. It was this combination of factors which, in part, served as the impetus for the Company’s business model, as traditional real estate brokerages on a large scale experienced a diminishment of revenues without, in many cases, a corresponding reduction in fixed expenses, resulting in an erosion of profits.

While markets throughout much of the United States have recovered, management estimates that a significant number of real estate brokerages remain unprofitable; and in the event that market activity slows, traditional brokerage owners will likely feel further pressured as they struggle to drive higher productivity from their existing agents within an operating structure that isn’t responsive to cyclical turns in the market.

Unlike traditional real estate agencies, eXp Realty generally limits its physical footprint to the space that is required by the states in which it operates, rather than establishing an office on every corner. With the continual improvement of high speed internet, the mobility and portability of “the office” has never been greater. Specifically, the eXp model enables entrepreneurial real estate professionals to shed the enormous overhead expenses and staffing costs associated with a traditional office, thereby restoring profitability, while still providing for a percentage of commissions generated by the agents they bring with them or attract. What’s more, agents are able to collaborate with one another and equip themselves of a broad spectrum of proprietary tools and services that facilitate scaling their business in a way that traditional models do not readily support.

Continued upward trends in market activity and acceleration of home values are susceptible to macroeconomic conditions, including signals by the Federal Reserve Bank that it still may raise interest rates in 2015, which could impact new home buyers seeking mortgages as well as existing borrowers with adjustable mortgage rates. The real estate market is also susceptible to impact from a number of other conditions, including employment growth or decline, population trends and the re-entry into the market of former homeowners who suffered delinquencies, foreclosures, short-sales, or bankruptcies during the downturn.

While management remains optimistic that trends point to continued expansion for 2016 and beyond the Company expects to adhere to its low-cost, high-engagement model, affording a growing number of agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a wide range of economic conditions.

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Three months ended September 30, 2015

Revenues

During the current three month period ended September 30, 2015 net revenues increased $3.54 million to $7.42 million as compared to the prior three month period ended September 30, 2014 when we generated $3.88 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Three Months Ended
	September 30,
	2015	2014	Change

Operating expenses:
Cost of revenues	$6,354,951	$3,225,542	$3,129,409
General and administrative	(661,707)	509,692	(1,171,399)
Professional fees	138,001	72,830	65,171
Sales and marketing	77,011	19,825	57,186
Total operating expenses	$5,908,256	$3,827,889	$2,080,367

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $3.13 million in the current three month period ended September 30, 2015 as compared to the prior three month period ended September 30, 2014 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The decrease in general and administrative costs in the three month period ended September 30, 2015 as compared to the three month period ending September 30, 2014 was driven primarily from a change of $1.47 million benefit relating to intrinsic value of outstanding stock options offset by an increase of $235 thousand in wages expense.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $65 thousand during the three month period ending September 30, 2015 as compared to the three month period ended September 30, 2014 due to higher consulting fees of $69 thousand offset by lower legal fees of $4 thousand.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent approximately $27 thousand more in lead capture and $30 thousand more in internet marketing and promotional material created in the three month period ending September 30, 2015 as compared to the three month period ending September 30, 2014.

Nine months ended September 30, 2015

Revenues

During the current nine month period ended September 30, 2015 net revenues increased $6.64 million to $16.45 million as compared to the prior nine month period ended September 30, 2014 when we generated $9.81 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Nine months Ended
	September 30,
	2015	2014	Change

Operating expenses:
Cost of revenues	$14,000,222	$8,224,857	$5,775,365
General and administrative	5,457,334	1,364,930	4,092,404
Professional fees	313,436	202,677	110,759
Sales and marketing	166,374	49,775	116,599
Total operating expenses	$19,937,366	$9,842,239	$10,095,127

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $5.78 million in the current nine month period ended September 30, 2015 as compared to the prior nine month period ended September 30, 2014 was driven by the higher volume of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase in general and administrative costs of $4.09 million in the nine month period ended September 30, 2015 as compared to the nine month period ending September 30, 2014 was driven primarily from a change of $2.48 million in intrinsic value of the outstanding stock options in addition to $713 thousand in stock compensation expense and $519 thousand in wages.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $110 thousand during the nine month period ending September 30, 2015 as compared to the nine month period ended September 30, 2014 due to higher legal and consulting fees of $117 thousand offset by lower accounting fees of $7 thousand.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company spent approximately $56 thousand more in lead capture and $60 thousand more primarily due to more internet marketing and promotional material created in the nine month period ending September 30, 2015 as compared to the nine month period ending September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2015	2014	Change
Current assets	$1,504,790	$758,581	$746,209
Current liabilities	(1,057,396)	(499,504)	(557,892)
Net working capital	$447,394	$259,077	$188,317

The Company’s net working capital increased $188 thousand during the nine month period ending September 30, 2015 as compared to December 31, 2014. The increase is primarily attributable to positive cash flow provided by operations.

The following table presents our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine months Ended September 30,
	2015	2014	Change
Cash provided by operating activities	$219,073	$148,403	$70,670
Cash used in investment activities	(37,821)	(39,174)	1,353
Cash provided (used) by financing activities	(63,059)	59,450	(122,509)
Net change in cash	$118,193	$168,679	$(50,486)

Net cash provided by operating activities for the nine months ended September 30, 2015 was approximately $219 thousand as compared to $148 thousand for the nine months ended September 30, 2014. Our cash provided by operations for the first nine months of 2015 was primarily caused by increases in commission fees, as well as increased participation in the Agent Equity Program which some agents have been paid a portion of their commission income in the form of common stock of the Company thus resulting in $175 thousand less cash outflows for the nine months ended September 30, 2015.

Net cash used in investing activities for the acquisition of fixed assets was $37,821 and $39,174 for the nine months ended September 30, 2015 and September 30, 2014 respectively.

Net cash used by financing activities for the nine months ended September 30, 2015 of $63,059 was for the principal payment on notes payable of $61,877 and the repurchase and retirement of common stock in the amount of $3,132. Net cash provided by financing activities for the nine months ended September 30, 2014 comprised of $59,450 of net proceeds from the issuance of restricted common stock.

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

CRITICAL ACCOUNTING ESTIMATES

Stock-Based Compensation (Intrinsic Value Method)

As of the date of this report we had 7,170,229 options under our 2013 Incentive Plan outstanding accounted for in accordance with intrinsic value method that were issued prior to becoming a public company. In accordance with US GAAP we are required to remeasure these awards at each reporting date through the date of exercise or other settlement. The changes are recorded as a component of earnings and included in general and administrative expenses. These fluctuations based on, among other factors, our thinly traded market, volatility, and potentially wide bid/asks spreads result in the need for our management to use estimates and judgements related to compensation cost recognition associated with these awards.

Based on our current analysis, a 10% change in fair value as of September 30, 2015 would potentially result in the recognition of approximately $462 thousand in compensation expense (benefit) during a three month period.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have non-cancelable operating lease agreements with various expiration dates through November of 2016.

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

CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2015 the Company did not issue any restricted common stock for cash proceeds.

During the nine months ended September 30, 2015 the Company repurchased and retired 12,530 shares of common stock for $3,132 in cash, all of which were repurchased during the first quarter of 2015.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.          MINE SAFETY DISCLOSURES

Not applicable.

Item 5.          OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)

10.2	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015)

31.1	Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp Realty International Corporation
(Registrant)

Date: November 10, 2015	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and Director

