Form 10-K
period 2015-12-31
EXP Realty International Corp
filed 2016-03-15
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes [  ]    No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp Realty International Corporation was $7,336,084 based on 9,781,445 shares of common stock held by non-affiliates and last sales price prior to June 30, 2015, being $0.75 per share.

The number of shares of the registrant's $0.00001 par value common stock outstanding as of March 15, 2016 was 50,610,168.

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

PART I

Item 1. Business

Corporate Overview

eXp Realty, LLC is a cloud-based real estate brokerage operating in 35 states. As a cloud-based real estate brokerage for the residential real estate market, eXp Realty, LLC has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs. Following the closing of the merger agreement with eXp Realty International, Inc. in September 2013, described in more detail below, the business of eXp Realty, LLC became our principal business.

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

(iii) eXp Realty of California, Inc. (formerly eXp Realty Washington, Inc.), a Washington corporation and 100% owned by eXp Realty, LLC; and

(iv) eXp Realty of Canada, Inc., a Canadian corporation and 100% owned by eXp Realty, LLC.

The organization and ownership our company as of December 31, 2015 was as follows:

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

Description of Business

Operations

We launched our operation in October 2009 with a small number of agents in Washington and Arizona, and have grown to a team of approximately 1,000 real estate professionals, and operate in various geographic markets as discussed in detail below.

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

exp
Guest Invite
Cloud Support
Expressway Training
Agent Careers
Investor Relations
Pam Ostrowski
Keith E. Turner -VA
2

exp REALTY
Guest Invite
Cloud Support
Expressway Training
Agent Careers
Investor Relations
Campus Event Schedule
Friday - March 20th, 2015
Time
Event
Location
7:00am - 8:00am
8:00am - 9:00am
9:00am - 10:00am
Grow Your Business Coaching
eXp Leadership Meeting
Navigating The New Campus
Tower 4 - Rooftop
Amphitheater
Amphitheater
Visit expcloud.com/calendar for more event details
Weekly RETechTip: Facebook.com/groups/eXpinvestor
Get investor info, updates, stock talk, see daily postings and more.
RETech CAMPUS
Justin A (mute)
Brad Andersohn
Adam Bogle (mute)
exp REALTY
Main Office
6
2

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

In addition to our core real estate brokerage services, part of our overall strategy is to derive revenue from ancillary services related to real estate transactions. As the first step of that strategy, in September 2015 we announced the formation of First Cloud Mortgage, Inc. (“First Cloud”), focused on utilizing an attractive platform and technologies to originate and provide premium loan products and outstanding service to borrowers. Through December 31, 2015, First Cloud’s activities consisted primarily of obtaining mortgage broker licenses in several States and establishing relationships with wholesale lenders and other vendors.

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

Our Markets

Our primary market is the United States where we currently operate in 35 States under the name of eXp Realty LLC, eXp Realty of Connecticut, LLC, eXp Realty of California, Inc. (formerly eXp Realty Washington, Inc.), or eXp Realty Associates, LLC.

We also have a wholly owned subsidiary, eXp Realty Canada, Inc. which is licensed to do business in Calgary, Alberta and Toronto, Ontario.

First Cloud Mortgage Inc. is currently licensed to conduct business in California, Arizona, New Mexico, and Texas.

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

We license software and other proprietary technology upon which we depend to provide our 3D immersive cloud office environment from a third party vendor. While we currently depend on our relationship with this vendor to provide our cloud office environment in the short term, we believe other alternatives are available in the longer term, should they be needed, to license or develop technology for our cloud office environment.]

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

Research and Development Costs During the Last Two Years

We did not incur any costs associated with research and development during each of the years ended December 31, 2015 and 2014.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act bestowed the administration of RESPA from the Department of Housing and Urban Development to the new Consumer Financial Protection Bureau (“CFPB”). In addition, the Dodd-Frank Act increased regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower's creditworthiness based on verified and documented information; requiring the CFPB to enact regulations, which have been finalized, to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk. In addition, federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal regulations protect the privacy rights of consumers, which affects our opportunities to solicit new clients.

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

In addition, state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of mortgage loans, which we expect will become increasingly applicable to the extent our mortgage loan business develops under First Cloud.

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

Employees

We presently have approximately 27 full-time employees, 9 of whom oversee and manage all of our company’s transactions globally, and approximately 36 part-time employees.

All of our agents and brokers are classified as independent contractors. The only exceptions are our managing brokers (one per each state where we are registered to conduct business) that are classified as part-time employees to fulfill state or local real estate business requirements. Currently, we have approximately 1,000 agents and brokers.

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

We reported net losses for the year ended December 31, 2015 and we have a history of net losses in prior fiscal years since our inception in October 2009. Our ability to realize consistent, meaningful revenues and profit over a sustained period has not been established and cannot be assured.

While we believe we have made significant progress in revenue growth over the last several years, for us to achieve continued success, our services must receive broad market acceptance by consumers and we must continue to manage costs effectively. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation and achieve our plans for continued growth. Therefore, we may experience operating losses and net losses in the future, which could make it difficult to fund our operations, finance acquisitions and achieve our plans for continued growth, any of which could cause the market price of our common stock to decline.

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

Currently, our cloud office adequately supports the needs of our agent population located across the United States and Canada. We cannot guarantee that our cloud office platform will continue to support our agent population and meet our business needs as we grow. The effectiveness of our cloud office platform is tied to a number of variables at any given time including server capacity and concurrent users. In addition, we do not own certain technology upon which we depend to provide our 3D immersive cloud office platform. Our need to license this technology exposes us to the risk that we are unable to maintain agreements with our vendor on favorable terms in the future. It is possible that disruptions to certain of our services could result from an unexpected switch in vendors, which could adversely affect our business, financial condition and results of operations. Furthermore, the use of the cloud office platform, and the use generally of 3D immersive office environments as an acceptable substitute among agents and brokers for physical office locations is unproven. We cannot guarantee that industry rank and file will adopt or accept cloud-based 3D office environments as a substitute for a physical office environment in a sustainable, long-term manner.

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

We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of meet federal, state, foreign, county governmental authorities, or private associations and governing boards.

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

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains the Mortgage Reform and Anti-Predatory Lending Act (“Mortgage Act”), which imposes a number of additional requirements on lenders and servicers of residential mortgage loans, by amending certain existing provisions and adding new sections to RESPA and other federal laws. It also broadly prohibits unfair, deceptive or abusive acts or practices, and knowingly or recklessly providing substantial assistance to a covered person in violation of that prohibition. The penalties for noncompliance with these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers.

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

Innovation has been critical to our ability to compete against other brokerages for clients and agents. For example, we have pioneered the utilization of a 3D immersive online office environment in the residential real estate market competitors which reduces our need for office space and facilitates the transaction of business away from an office. If competitors follow our practices or develop innovative practices, our ability to achieve profitability may diminish or erode. For example, certain other brokerages could develop or license cloud-based office platforms that are equal to or superior to our company’s. If we do not remain on the forefront of innovation we may not be able to achieve or sustain profitability.

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

As we pursue new lines of business and opportunities to increase revenues, our profit margins may decline sharply.

We may implement changes to the business model and operations to improve revenues that cause a disproportionate increase in our expenses and cost of goods sold, or reduce profit margins. For example, we may allocate resources to acquiring lower margin brokerage models, the development of a mortgage servicing division, a commercial real estate division, a title and escrow company or a continuing education division. These decisions could involve significant start-up costs that may only be recovered after lengthy periods of time. Any of these attempts to improve our revenues could result in a disproportionate increase in our expenses and in reduced profit margins. In addition, any of these additional activities could expose us to additional compliance obligations and regulatory risks.

New regulatory laws affecting mortgage activities may also impact our ability to effectively develop mortgage loan origination operations and other ancillary services.

Changes to the laws, regulations or regulatory policies can affect whether and to what extent we may be able to effectively expand our ancillary mortgage activities, including mortgage origination through our recently formed subsidiary First Cloud. The Consumer Financial Protection Bureau recently finalized its rulemaking implementing strict residential mortgage loan underwriting standards enacted under the Dodd-Frank Act. The Dodd-Frank Act and that rulemaking impose significant liability for violation of those underwriting standards, and offer certain protection from that liability only for loans that comply with tight limitations on upfront fees and that do not contain certain alternative features (like balloon payments). Those requirements, which are now effective, may impact our ability to originate residential mortgage loans or the profitability of those operations.

To the extent we begin to originate loans, we will be subject to federal, state and local laws and regulations related to the mortgage industry that generally regulate interest rates and other charges, require certain disclosure, and require applicable licensing. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Violations of certain provisions of these federal and state laws and regulations may limit our ability to collect all or part of our fees and in addition could subject us to damages.

In addition to new rules and regulations involving areas such as loan officer compensation, servicing requirements, origination disclosures and various federal, state and local laws and regulations could pose substantial hardship on our ability to grow and maintain lending volumes and our compliance with such requirements could expose us to fines, penalties or licensing restrictions that could affect our operations.

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

Loss of our current executive officers or other key management could significantly harm our business.

We depend on the industry experience and talent of our current executives, including our chairman and chief executive officer, Glenn Sanford; and president and director, Jason Gesing. We believe that our future results will depend in part upon our ability to retain and attract highly skilled and qualified management. The loss of our executive officers could have a material adverse effect on our operations because other officers may not have the experience and expertise to readily replace these individuals. This is especially relevant because we have not entered into an employment agreement with either our chairman and chief executive officer or our president. To the extent that one or more of our top executives or other key management personnel depart from the Company, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to our business.

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

Glenn Sanford, our executive officer and director, beneficially owns approximately 41.54% of our outstanding common stock as of March 15, 2016. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a controlling stockholder. Mr. Sanford may have the ability to influence significantly all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and Director, Mr. Sanford controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 7,700,000,000 shares of common stock, of which 50,610,168 shares are issued and outstanding as of March 15, 2016. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Properties

Our principal corporate office has approximately 900 square feet and is located at 1321 King St. Suite 1, Bellingham, WA 98229 in a leased facility. The lease expires on November 30, 2016. This facility accommodates our principal administrative and finance operations. We also lease small office spaces in a number of the US states that we operate in order to comply with state regulatory and licensing requirements and, in certain instances, to provide office space to our managing state brokers and drop-in space for our agents. In some of these instances, the state managing brokers are financially responsible for a significant portion of the rental expense associated with a leased office space. We generally do not provide office space for the agent workforce other than for drop-in service. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will be available for lease to meet future needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB operated by the OTC Markets Group under the trading symbol “EXPI”. The following table shows the low and high bid for our common stock on a quarterly basis during the last two fiscal years. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

	Low Bid	High Bid
2015
First Quarter	$0.19	$0.40
Second Quarter	$0.40	$2.07
Third Quarter	$0.07	$1.00
Fourth Quarter	$0.59	$0.84
2014
First Quarter	$0.25	$1.01
Second Quarter	$0.04	$0.35
Third Quarter	$0.16	$0.31
Fourth Quarter	$0.16	$0.34

Trading in our common stock quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Transfer Agent

Our transfer agent is Island Stock Transfer with an office at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders of Our Common Stock

As of March 15, 2016, there are 50,610,168 issued and outstanding shares of our common stock held by a total of approximately 235 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common stock, our intention is to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,281,250	$0.16	10,033,374
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	7,281,250	$0.16	10,033,374

2013 Stock Option Plan

On September 27, 2013, we adopted a stock option plan. The purpose of the stock option plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the stock option plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non–qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the stock option plan) who are subject to tax in the United States may receive “incentive stock options”, and non–United States residents may receive awards of “non-qualified stock options”. The number of shares of our common stock issuable under the plan is 10,000,000. As of March 15, 2016, there were stock options to purchase an aggregate of 7,101,250 shares of our common stock outstanding with 2,898,750 available for future issuances.

2015 Equity Incentive Plan

On March 12, 2015, we adopted an equity incentive plan. The purpose of the equity incentive plan is to retain the services of valued key employees, directors, officers and consultants and to encourage commitment and motivate excellent performance. Our employees, consultants and directors are eligible to participate in the 2015 Equity Incentive Plan as determined by the Board. The following equity awards may be granted under the equity incentive plan: “incentive stock options”, “non-qualified stock options,” shares of restricted stock, restricted stock units and other stock-based awards; provided, that “incentive stock options” may be granted only to employees. The number of shares of our common stock issuable under the plan is 8,000,000. As of March 15, 2016, there were stock options to purchase an aggregate of 180,000 shares of our common stock outstanding with 7,134,624 available for future issuances.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February of 2015 we re-purchased and retired 12,530 shares of our common stock for $3,132 in cash

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of December 31, 2015, and 2014, as well as our future results.

OVERVIEW

We are a cloud-based real estate brokerage organization operating in 35 states. As a cloud-based real estate brokerage for the residential real estate market, we have embraced and adopted a number of cloud-based technologies in order to grow into an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

We completed the acquisition of eXp Realty International, Inc. and its affiliates in September 2013. Following the closing of this acquisition, the business of eXp Realty, LLC became our principal operating business. We now have the following subsidiaries: eXp Acquisition Corp; First Cloud Mortgage, Inc.; eXp Realty Associates, LLC; eXp Realty, LLC; eXp Realty of California, Inc.(formerly eXp Realty Washington, Inc.); eXp Realty of Canada, Inc.; and eXp Realty of Connecticut, LLC.

RECENT BUSINESS DEVELOPMENTS

As of December 31, 2015 the Company also owned an 80.5% interest in First Cloud Mortgage, Inc. which was formed in Delaware in July of 2015. The formation of First Cloud provides the Company with the opportunity to leverage what it has learned from the real estate brokerage business and apply to a related services industry in a way that will afford the Company the opportunity to generate revenues from transactions outside of, and with no relationship to the Company’s brokerage operations. The Company’s overarching strategy is to include deriving revenues from ancillary services, including mortgage, title, and insurance. First Cloud represents the first step in the implementation of that strategy.

Accelerated Growth

The Company increased its net real estate brokerage agent and broker base in 2015 by 84%, from 466 to 858 agents; increased its net sales by 71% from $13.37 million to $22.87 million.

In 2015, the Company continued and accelerated its rapid pace of year-over-year growth continuing to enter into new US States (and sub-markets within those states). In its annual report one year ago, the Company expressed its intention to “to begin to implement measures to increase the depth of its presence” within states in which it operates “ through the expansion and development of a regional, state or provincial leadership structure permitting the Company to capitalize on, among other things, its relatively low cost of entry into markets and submarkets whose agent demographics and population generally are less supportive of competitors opening and supporting a franchise or traditional model.” In 2015, the attraction and concentration of high quality agents and brokers in markets and submarkets in states such as Texas, Louisiana, Virginia, California, Hawaii, and New Mexico suggest that its implementation efforts have thus far been effective.

Moreover, in 2015 the Company was fortunate to attract and welcome strong, credible and respected leaders with a demonstrated history of great success in their local markets.. Today, eXp Realty is one of the fastest growing (if not the fastest growing) real estate brokerages in Austin, Texas. In the ensuing months, strong leadership has been introduced in a number of markets throughout the United States, including, but not limited to most recently Wisconsin and Wyoming where the Company has commenced operations and others where the credentials of leadership applicants are presently being evaluated and considered.

Also in 2015, the Company for the first time, extended its operational reach and opportunity beyond mainland North America with the commencement of operations in Hawaii. As has been stated previously, the Company has received and continues to receive expressions relative to international markets and, in 2016, anticipates evaluating those opportunities in earnest and identifying the systems, processes and structure required to pursue these markets successfully.

To increase the Company’s capacity to manage its rapid growth in terms of revenue, agents and geographic markets, the Company intends to make important new employee hires, both at the executive management level and at the operational level. With regard to supplementing the executive management team, the Company intends to hire a Chief Financial Officer and a Chief Operating Officer in the near term. The Company is also planning to hire key employees in mid-level management over the next year to facilitate expanding operational growth and to help evaluate potential new business lines in strategic areas at the operational level.

Making it Rain - Online Lead Generation

In 2015, the Company launched its “Making It Rain” program, a robust, high-quality lead generation program delivering leads to the Company’s agents and brokers at steep discounts compared to leads generated and sold by popular third-party syndicators such as REALTOR.com, Market Leader, Zillow and Trulia which effectively have been selling back to industry agents, at high and escalating prices, the data that the syndicators have generally obtained from those same agents at no cost. As noted in previously filings, as a national and non-franchise organization the Company maintains membership in a large and growing number of multiple listing services across North America (approximately 87) and can aggregate data and generate leads effectively. With the Making it Rain program, the Company distributes those leads to an eXp agent exclusively (in contrast to the syndicators) and at a significant discount from what agents are paying through contracts with third party syndicators.

Making it Rain builds upon the Company’s longstanding recognition that online leads are the lifeblood of the business for large and increasing numbers of agents. From inception, whether through the education of the Company’s agents on the most effective techniques and strategies that they can employ to generate online business, to the introduction of the Kunversion Website+IDX+CRM+PPC infrastructure to all of its agents at no charge, the Company’s commitment to providing agents with the resources and knowledge needed to succeed in the industry today and going forward remains a cornerstone of the value proposition and one that is gaining increasing awareness throughout the industry.

The Company’s commitment announcement early in 2016 that one of the real estate industry's most prolific lead generators had joined the Company in Arizona is the latest demonstration of the relationship between the Company’s focus in these areas and the propensity for growth. Using the Kunversion infrastructure the Company has attracted leverage systems and technologies to effectively generate significant online business, will continue to be drawn to a brokerage which embraces the same approach to business building and who provides the infrastructure to support, compliment and enhance those agents.

Agent Ownership

In 2015 was the Company extended equity incentive programs whereby agents and brokers could become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Agents who qualify, and who remain with the Company in good standing for the duration of a 3 year period following their eligibility notice, can be awarded shares, thereby allowing them to increase their ownership stake in the organization, in further fulfillment of the Company’s objective to be an agent-owned brokerage. Towards the end of 2015 the Company set forth and announced what it anticipates will constitute the performance-based incentive programs for the foreseeable future and beyond any particular calendar year. Going forward, the number of shares awarded for performance-based achievements will correspond with the number of agents who are in the organization and, as a result, with the growth and value of our agent-owned company and its underlying stock. The Company, in this way, is maintaining value of awards for those agents who join us in the future, while recognizing the accomplishments and contributions of those who are with us today, minimizing dilution.

In 2015, the Company also introduced a program whereby agents and brokers could elect to receive 5% of their commission payable in the form of restricted Company common stock.

EXPI and Platform Thinking

To date, the Company has evolved through substantial dependence on independent third-party softwares and applications which, when taken together, constitute a patchwork that has sustained and supported the Company’s growth to date but which could become unwieldy prospectively, both for the Company and for its agents and brokers. As the Company continues to introduce and execute on a number of initiatives aimed at accelerating expansion, in 2016 it will also look to move away from the integrations of external systems in order to support scalable growth in favor of platform technologies which the Company will look to develop and own and through which agents, brokers and others can co-create value, build businesses that grow in concert with, and which piggyback on, the growth of the Company.

The proliferation of Cloud computing, digital and social media marketing; and mobile technologies has facilitated global reach, global connectivity and accessibility to cloud infrastructure from any location and at any time. Successful development of a Company platform infrastructure will yield us opportunity to scale the breadth and depth of our real estate brokerage operations without experiencing limitations on functionality specific to our organization. Moreover, successful platform development could potentially lead to opportunities for marketability and revenues from sources beyond the Company’s real estate agent and broker population.

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

Continued upward trends in market activity and continued acceleration of home values is susceptible to macroeconomic conditions, including signals by the Federal Reserve Bank that it intends to raise interest rates which increases could take effect in 2016 and which could impact the ability of new home buyers seeking purchase money mortgages as well as existing borrowers with adjustable mortgage rates. In the event that market activity slows, many traditional real estate brokerage owners will again be pressured by an operating cost structure that isn’t responsive to cyclical turns in the market with overhead costs that hold steady or continue to climb.

Technology continues to disrupt traditional business models in many different ways. Recently there has been a viral post in social media talking about the largest media company by market cap being Facebook and yet it generates none of their own content. It is supplied by its members. Uber now has one of the largest market caps for a transportation company and yet it does not own any of the underlying assets that being the automobiles. Those are owned by its drivers. Alibaba, which had one of the all time largest IPO’s, is an ecommerce company in China that doesn’t manage or own physical inventory. Everyone is familiar with Amazon which has its roots in books and which has no physical footprint bookstore. eXp Realty as a residential real estate brokerage generally speaking only maintains the physical footprint of a brokerage that is required by the states we operate in rather than trying to have an office on every corner. With the continual improvement of high speed internet availability we tend to see the office be more and more mobile for all agents and brokers. We believe that in some cases the physical office actually detracts from collaboration rather than encourages it. We plan on continuing to pursue these efforts through the use of the Cloud-office and other mobile collaboration platforms. We believe this is great for the agents, brokers, and consumers who understand it but more importantly it is a much easier business model to facilitate and grow than trying to grow and manage the hundreds or thousands of physical offices that would be necessary to cover the geographic footprint that eXp Realty currently covers.

The eXp Cloud Office has enabled would be real estate brokers who join the Company to shed enormous overhead expenses and staffing costs while still retaining a percentage of commissions generated by the agents they attract while availing themselves of an opportunity to scale their business in a way that traditional models do not easily support.

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

Potential challenges for eXp Realty and other brokerages come our way through the large third party syndicators. The relevancy of a brokerage in the face of a significant percentage of lead generation for the agents who work for the firm being generated through third party portals does raise the question of relevancy to the agents that work for the brand. We see this as a very real threat to us as a real estate brokerage and we are proactively developing low cost lead generation platforms that our agents can take advantage of which provide significant cost savings vs going through third party syndicators. As a small brokerage covering a large geographic area it is relatively easy for eXp Realty to generate leads at a lower cost than the portals however as we grow this may become harder and harder to do. In the first quarter of 2015 we launched the Making It Rain program for our agents and brokers to take advantage of. Over 10% of our agent base signed up and since then we have seen leads generated by participants in a range between $7.00 - $40.00 / lead. Leads may become more expensive over time and in some cases may exceed the cost of leads from other third party syndicators so we need to be aware of this and continually innovate on behalf of our agents and brokers again with the goal of being relevant in their business.

If agents believe that their business is generated from third party syndicators then it may follow that agents may pursue the lowest expense brokerage in order to maximize their income.

Over the last number of years, again propelled by technology, numerous firms whether brokerage, vendor or even those outside of the real estate brokerage business have used education as a major attractor in order to develop a following and/or customers. ActiveRain was one of the first companies to push into education with ActiveRain University. They were later acquired by Market Leader which was eventually purchased by Trulia and most recently acquired by Zillow. Zillow had their own educational outreach initiatives called Zillow Academy. Both of these initiatives were facilitated by eXp Realty’s own Brad Andersohn when he was with the respective companies, first at ActiveRain and then eventually at Zillow prior to all of the consolidation of the above companies. Chris Smith and Jimmy Mackin provide many free classes and training in support of their company Curaytor. Numerous real estate coaches provide training and classes in facilitation of selling coaching services. Brian Buffini, the largest real estate coaching business in the world, broadcasts livestream events where brokerages and others can sponsor these events to provide education to real estate professionals for free while facilitating a flow of coaching clients to the Buffini organization. Education is a differentiator however the space is getting crowded. Even outside of the real estate space, free education is part of the larger MOOC movement or Massive Open Online Course movement where major Universities and Educational Institutions are taking some of their most popular classes and putting them online so that individuals can take the classes and in some cases get degrees at a very low cost if not free from certain institutions. Technology has allowed for this disrupting of education such that education is less valuable as a differentiator and yet not offering education is definitely a detractor of a brokerage business model.

One of the ways that we believe we have been able to grow into as many states and in our opinion remain relevant is by adopting an agile mindset as a company. In this context eXp Realty continues to regularly deliver value to our agents and brokers, and by prioritizing work based on what our agents and brokers have told us they want, we have been able to develop a company framework that is relevant to our agents and brokers. We have started to implement the Net Promoter Score into how we evaluate ourselves as a company, as well as introducing NPS into how we support our agents and manage transaction flow. By using both NPS and more agile management style, systems we have been able to launch and implement value added features and benefits in short order. We believe this offers us a unique advantage in terms of developing value for our agents and brokers. Recently our CEO during the Indy Track at Inman asked the group of Indy brokers during a Q&A, as a follow up on what did they measure, where the typical answers were profit and agent count, if any of them used NPS with their agents. None of the broker owners used or understood the metric. We believe that using tools like NPS and having an Agile management mindset provides us with a way to stay more relevant to our agents and brokers in an always changing business. We expect that more and more brokerages will eventually use tools similar to NPS and Agile in their management process which may again reduce the speed at which we are able to add value compared to other brokerages however at this point in time we feel this does give us a competitive advantage in growing eXp Realty.

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014

Revenues

During the year ended December 31, 2015 net revenues increased $9.50 million to $22.87 million as compared to the year ended December 31, 2014 when we generated $13.37 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Twelve Months Ended
	December 31,
	2015	2014	Change
Operating expenses:
Cost of revenues	$19,456,409	$11,099,750	$8,356,659
General and administrative	7,257,961	1,883,146	5,374,815
Professional fees	439,763	276,558	163,205
Sales and marketing	211,456	76,019	135,437
Total operating expenses	$27,365,589	$13,335,473	$14,030,116

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $8.36 million in the current year ended December 31, 2015 as compared to the year ended December 31, 2014 was driven by the substantially higher amount of net revenues.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase in general administrative in the year ended December 31, 2015 was primarily attributable to a $3.40 million increase in stock option expense, a $1.16 million increase in stock compensation, and an increase of $760 thousand in compensation costs as compared to the year ended December 31, 2014. Please see additional disclosure related to stock-based compensation under the section of MD&A captioned “Critical Accounting Estimates” and Note 7 to the Consolidated Financial Statements.

Professional fees include costs related to legal, accounting, and other consultants. Costs were up $163 thousand in the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to increased consulting fees to get First Cloud Mortgage formed and licensed as well as some costs incurred for investor relations consultants.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The Company incurred approximately $135 thousand more primarily due to additional lead capture and internet marketing and promotional material created in the year ended December 31, 2015 as compared to the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	December 31,
	2015	2014	Change
Current assets	$1,146,521	$758,581	$387,940
Current liabilities	(664,209)	(499,504)	(164,705)
Net working capital	$482,312	$259,077	$223,235

The Company’s net working capital increased $223 thousand during the current year ending December 31, 2015 as compared to December 31, 2014. The increase is primarily attributable to an increase our cash and cash equivalents balance as of December 31, 2015 as compared to December 31, 2014.

The following table presents our cash flows for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014	Change
Cash provided by operating activities	$346,186	$244,442	$101,744
Cash (used in) investing activities	(57,116)	(49,032)	(8,084)
Cash provided by (used in) financing activities	(63,059)	59,450	(122,509)
Net change in cash	$226,011	$254,860	$(28,849)

Net cash provided by operating activities for the year ended December 31, 2015 was approximately $346 thousand as compared to $244 thousand for the year ended December 31, 2014. Our cash provided by operations for the twelve months ended December 31, 2015 was primarily caused by increased participation in the Agent Equity Program, under which some agents have been paid a portion of their commission income in the form of common stock of the Company thus resulting in $284 thousand less cash outflows during this twelve month period. This was offset by an increase of $75 thousand in accounts receivable.

Net cash used in investing activities for the acquisition of fixed assets was $57 thousand and $40 thousand for the years ended December 31, 2015 and December 31, 2014 respectively. During the twelve months ended December 31, 2015 the Company continued to spend for improvements of its cloud office platform and transactional management systems. In the twelve months ended December 31, 2014 we purchased a transactional processing software which we spent approximately $42 thousand on during that period.

Net cash used by financing activities for twelve months ended December 31, 2015 was comprised primarily from the payoff the $62 thousand principal balance on our note payable. Net cash provided by financing activities for twelve months ended December 31, 2014 comprised of $59 thousand of net proceeds from the issuance of 198,333 shares of common stock at $0.30 per share.

Our operating cash flows in 2015 increased by approximately $102 thousand as compared to 2014. Depending on our future growth initiative and other market factors we may need to raise additional cash in order to fund capital expenditures, operations, and our current obligations over the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and our rate of growth into new markets. Our capital requirements may be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes in which we currently operate. We may have a greater need to fund our business by using our cash and cash equivalents, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CRITICAL ACCOUNTING ESTIMATES

Stock-Based Compensation (Intrinsic Value Method)

As of the date of this report we had 6,943,500 options under our 2013 Incentive Plan outstanding accounted for in accordance with intrinsic value method that were issued prior to becoming a public company. In accordance with US GAAP we are required to remeasure these awards at each reporting date through the date of exercise or other settlement. The changes are recorded as a component of earnings and included in general and administrative expenses. These fluctuations based on, among other factors, our thinly traded market, volatility, and potentially wide bid/asks spreads result in the need for our management to use estimates and judgements related to compensation cost recognition associated with these awards.

Based on our current analysis, a 10% change in fair value as of December 31, 2015 would potentially result in the recognition of approximately $531 thousand in compensation expense (benefit) during a three month period.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have non-cancelable operating lease agreements with various expiration dates through January 31, 2018.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of eXp Realty International Corporation

Bellingham, Washington

We have audited the accompanying consolidated balance sheet of eXp Realty International Corporation as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eXp Realty International Corporation as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WSRP, LLC

WSRP, LLC

Salt Lake City, Utah

March 15, 2016

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$571,814	$353,374
Restricted cash	148,613	141,508
Accounts receivable, net of allowance $2,342 and $3,084, respectively	341,643	183,026
Accounts receivable, related party	–	6,000
Prepaids and other assets	84,451	74,673

TOTAL CURRENT ASSETS	1,146,521	758,581

OTHER ASSETS
Fixed assets, net	110,195	79,393
Deferred tax assets, non-current	–	75,196

TOTAL OTHER ASSETS	110,195	154,589

TOTAL ASSETS	$1,256,716	$913,170

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$89,984	$79,389
Customer deposits	148,613	141,508
Accrued expenses	425,613	207,323
Accrued interest	–	9,397
Notes payable	–	61,887

TOTAL CURRENT LIABILITIES	664,210	499,504

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY

Common Stock, 7,700,000,000 shares, $0.00001 par value authorized; 50,168,195 and 48,566,909 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	502	486
Additional paid-in capital	6,611,781	1,824,361
Accumulated deficit	(5,991,088)	(1,409,639)
Accumulated other comprehensive (loss)	(9,113)	(1,542)
Total eXp Realty International Corporation stockholders' equity	612,082	413,666
Non-controlling interests in subsidiary	(19,576)	–

TOTAL EQUITY	592,506	413,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,256,716	$913,170

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Net revenues	$22,866,787	$13,368,905

Operating expenses
Cost of revenues	19,456,409	11,099,750
General and administrative	7,257,961	1,883,146
Professional fees	439,763	276,558
Sales and marketing	211,456	76,019

Total expenses	27,365,589	13,335,473

Net income (loss) from operations	(4,498,802)	33,432

Other income and (expenses)
Other income	23	–
Interest expense	(1,127)	(942)

Total other income and (expenses)	(1,104)	(942)

Income (loss) before income tax expense	(4,499,906)	32,490

Income tax benefit (expense)	(103,069)	71,353

Net income (loss)	(4,602,975)	103,843

Net loss attributable to non-controlling interest in subsidiary	21,526	–

Net income (loss) attributable to common shareholders	$(4,581,449)	$103,843

Earnings (loss) per share attributable to common shareholders
Net income (loss) per share - basic	$(0.09)	$0.00
Net income (loss) per share - diluted	$(0.09)	$0.00

Weighted average shares outstanding
Basic	49,409,266	48,068,047
Diluted	49,409,266	51,735,865

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Year Ended December 31,
	2015	2014
Net income (loss)	$(4,602,975)	$103,843
Other comprehensive income (loss):
Foreign currency translation loss, net of tax	(7,571)	(1,542)
Comprehensive income (loss)	(4,610,546)	102,301
Comprehensive loss attributable to non-controlling interest in subsidiary	21,526	–
Comprehensive income (loss) attributable to common shareholders	$(4,589,020)	$102,301

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, December 31, 2013	47,795,317	$478	$1,531,821	$(1,513,482)	$–	$–	$18,817
	# !
Stock issued for cash at $0.30 per share	198,333	2	59,448	–	–	–	59,450
Stock compensation expense	573,259	6	136,488	–	–	–	136,494
Stock option expense	–	–	96,604	–	–	–	96,604
Foreign currency translation (loss)	–	–	–	–	(1,542)	–	(1,542)
Net income	–	–	–	103,843	–	–	103,843

Balance, December 31, 2014	48,566,909	$486	$1,824,361	$(1,409,639)	$(1,542)	$–	$413,666
		–	–	–	–		–
Stock compensation expense	1,613,816	16	1,293,061	–	–	–	1,293,077
Stock option expense	–	–	3,497,491	–	–	–	3,497,491
Issuance of subsidiary common stock	–	–	–	–	–	1,950	1,950
Repurchase and retirement of shares	(12,530)	–	(3,132)	–	–	–	(3,132)
Foreign currency translation (loss)	–	–	–	–	(7,571)	–	(7,571)
Net loss	–	–	–	(4,581,449)	–	(21,526)	(4,602,975)

Balance, December 31, 2015	50,168,195	$502	$6,611,781	$(5,991,088)	$(9,113)	$(19,576)	$592,506

The accompanying notes are an integral part of these consolidated statements.

EXP REALTY INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(4,602,975)	$103,843
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	26,304	14,493
Stock compensation expense	1,293,077	136,494
Stock option expense	3,497,491	96,604
Deferred tax asset	75,196	(75,196)

Changes in operating assets and liabilities
Accounts receivable	(158,617)	(83,386)
Accounts receivable, related party	6,000	2,200
Prepaids and other assets	(9,778)	(34,880)
Accounts payable	10,595	23,563
Accrued expenses	218,290	77,079
Due to related parties	–	(18,232)
Accrued interest	(9,397)	1,860

CASH PROVIDED BY OPERATING ACTIVITIES	346,186	244,442

INVESTMENT ACTIVITIES
Acquisition of property and equipment	(57,116)	(49,032)

CASH USED IN INVESTMENT ACTIVITIES	(57,116)	(49,032)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	59,450
Proceeds from issuance of subsidiary common stock	1,950	–
Repurchase and retirement of shares	(3,132)	–
Principal payments of notes payable	(61,877)	–

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(63,059)	59,450

Net change in cash and cash equivalents	226,011	254,860

Effect of foreign exchange on cash	(7,571)	(1,542)

Cash and cash equivalents, beginning of period	353,374	100,056

CASH AND CASH EQUIVALENTS, END OF PERIOD	$571,814	$353,374
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Cash paid for interest	$10,524	$–
Cash paid for taxes	$24,313	$3,843

The accompanying notes are an integral part of these consolidated statements.

eXp Realty International Corporation

Notes to the Consolidated Financial Statements

December 31, 2015

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

The Company is a cloud-based real estate brokerage operating in 35 States and in both Alberta and Ontario, Canada. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of presentation and fiscal year

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and are expressed in US dollars. The Company’s fiscal year end is December 31. We may have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of eXp Realty International Corporation and its subsidiaries eXp Acquisition Corp; First Cloud Mortgage, Inc.; eXp Realty Associates, LLC; eXp Realty, LLC; eXp Realty of California, Inc.(formerly eXp Realty Washington, Inc.); eXp Realty of Canada, Inc.; and eXp Realty of Connecticut, LLC. All inter-company accounts and transactions have been eliminated upon consolidation.

Non-controlling interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss).

On July 23, 2015 the Company formed First Cloud Mortgage, Inc. of which it holds an 80.5% majority and controlling interest. The other 19.5% non-controlling interests are owned by First Cloud Mortgage, Inc.’s President and its Vice President.

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

Restricted cash

The Company’s restricted cash balance of $148,613 and $141,508 at December 31, 2015 and 2014, respectively, consists of cash held by our brokers and agents on behalf real estate buyers that are in escrow. Since the Company does not have rights to the cash a corresponding customer deposit liability in the same amounts are recognized in the consolidated balance sheets. When a sales transaction closes the restricted cash transfers to the sellers and the corresponding deposit liability is reduced.

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

Foreign currency translation

Management has adopted ASC 830, Foreign Currency Translation Matters as it pertains to its foreign currency translation. The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. As of the years ending December 31, 2015 and 2014, the Company has not recorded any charges for impairment of long-lived assets.

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

Advertising costs

Advertising costs are generally expensed in the period incurred. Advertising expenses are included in the sales and marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $164 thousand and $60 thousand for the years ending December 31, 2015 and 2014, respectively.

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities. For U.S. income tax returns, the open taxation years subject to examination range from 2012 to 2015. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.

Comprehensive income (loss)

Comprehensive income (loss) comprised of foreign currency loss of $7,571 and $1,542 for the years ended December 31, 2015 and 2014, respectively.

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

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of this update is to 1) remove inconsistencies and weaknesses in revenue requirements, 2) provide a robust framework for addressing revenue recognition issues, 3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets 4) provide more useful information to users of financial statements through improved disclosure requirements, and 5) simplify the preparation of financial statements. This update is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company will be evaluating the impact of this update as it pertains to the Company’s financial statements and other required disclosures on an on-going basis until its eventual adoption and incorporation.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms more than 12 months, whether that lease be classified as a capital or operating lease. This update is effective in annual reporting periods beginning after December 15, 2018 and the interim periods within that year. The Company will be evaluating the impact of this update as it pertains to the Company’s financial statements and other required disclosures on an on-going basis until its eventual adoption and incorporation.

3.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	Year Ended December 31,
	2015	2014
Prepaid expenses	$63,611	$52,573
Prepaid insurance	2,905	8,125
Rent deposits	15,478	11,518
Other assets	2,457	2,457
	$84,451	$74,673

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	Year Ended December 31,
	2015	2014
Computer hardware and software	$143,127	$96,935
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	149,037	102,845
Less: accumulated depreciation and amortization	(49,757)	(23,452)
Depreciable property, net	99,280	79,393
Assets under development	10,915	–
Property and equipment, net	$110,195	$79,393

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $26,304 and $14,493, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ended December 31,
	2015	2014
Commissions payable	$282,525	$115,090
Payroll payable	51,669	43,544
Vacation payable	37,360	27,703
Taxes payable	33,891	14,833
Other accrued expenses	20,168	6,153
	$425,613	$207,323

6.	NOTES PAYABLE

Notes payable consisted of the following:

	Year Ended December 31,
	2015	2014
Note Description

Note payable due to an individual, 3% interest compounding annually, principal and interest paid any-time prior to April 21, 2015 at the Company’s option.	$–	$61,887
Total notes payable	–	61,887
Less: current portion	–	(61,887)
Notes payable, net of current portion	$–	$–

During the years ended December 31, 2015 and 2014 the Company recognized interest expense of $1,127 and $942, respectively.

7.	STOCKHOLDERS’ EQUITY

In February of 2015 we re-purchased and retired 12,530 shares of our common stock for $3,132 in cash.

Throughout 2015 we issued 1,613,816 shares of common stock for services valued at $1,293,077 to consultants and directors.

8.	STOCK BASED COMPENSATION

During the years ended December 31, 2015 and 2014 the Company approved the issuance of stock options to certain employees, officers, directors, and service provider at the sole discretion of the Board of Directors.

Intrinsic Value Options

As of December 31, 2015, the Company had granted option awards prior to the Company being public. Upon completion of the merger in 2013 the Company converted prior granted awards into eXp Realty International Corporation under the 2013 Stock Option Plan. As such, the Company has been and will continue to account for those awards based on the intrinsic value method and re-measure the intrinsic value at each reporting date through the date of exercise or other settlement. The Company will continue to do so for these previously granted awards unless an award is modified, repurchased, or cancelled. The final measure of compensation cost is recognized at the intrinsic value of the instrument at the date it is settled. Compensation cost for each period until settlement is based on the change in the intrinsic value of the instrument in each reporting period.

The Company’s currently issued stock options under this plan vest over periods ranging from 0 to 4 years and are exercisable for a period of 10 years.

The Company’s stock option activity under this method of accounting is as follows:

	Options	Weighted Average Price	Intrinsic Value
Balance, December 31, 2013	7,674,000	$0.14	$0.16
Granted	–	–	–
Exercised	–	–	–
Forfeited	(462,521)	–	–
Balance, December 31, 2014	7,211,479	0.15	0.17
Granted	–	–	–
Exercised	–	–	–
Forfeited	(267,979)	–	–
Balance, December 31, 2015	6,943,500	$0.14	$0.68
Exercisable at December 31, 2015	4,551,660	0.13	0.69
Vested at December 31, 2015	6,483,390	$0.14	$0.68

The following table summarizes information about stock options outstanding under this method of accounting at December 31, 2015:

OUTSTANDING				VESTED
	Weighted	Remaining			Weighted	Remaining
	Average	Contractual	Aggregate		Average	Contractual	Aggregate
	Exercise	Life	Intrinsic		Exercise	Life	Intrinsic
Options	Price	in Years	Value	Options	Price	in Years	Value
5,411,753	$0.13	6.70	$3,716,070	5,203,518	$0.13	6.70	$3,573,082
808,748	$0.14	7.00	$551,027	685,350	$0.14	7.00	$466,952
315,000	$0.15	7.00	$212,100	315,000	$0.15	7.00	$212,100
33,000	$0.20	7.00	$20,460	24,727	$0.20	7.00	$15,331
375,000	$0.27	7.28	$207,500	254,795	$0.27	7.28	$140,986

For the year ended December 31, 2015 the Company’s stock options under this method of accounting had an intrinsic value between $0.55 and $0.69 as compared to the year ended December 31, 2014 which had an intrinsic value between $0.03 and $0.17. The Company recognized a stock option expense of $3.50 million, which consists of a $3.37 million change in intrinsic value and $132 thousand in vesting costs for the year ended December 31, 2015. The Company recognized a stock option expense of $97 thousand, which consists of a $0 in intrinsic value and $97 thousand in vesting costs for the year ended December 31, 2014.

Traditional Stock Options

As of December 31, 2015, the Company has also granted stock option awards under both the 2013 Stock Option Plan and 2015 Equity Incentive Plan since being public. As such, the Company has elected to account for fair value using the Black-Scholes option-pricing model. Expected volatility has been determined using the historical stock price. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedule. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The Company’s currently issued stock options utilizing this method of accounting vest 25% each year over 4 years and are exercisable for a period of 10 years.

The Company’s stock option activity under this method of accounting is as follows:

	Options	Weighted Average Price	Intrinsic Value
Balance, December 31, 2013	$–	$–	$–
Granted	–	–	–
Exercised	–	–	–
Forfeited	–	–	–
Balance, December 31, 2014	–	–	–
Granted	337,750	–	–
Exercised	–	–	–
Forfeited	–	–	–
Balance, December 31, 2015	337,750	$0.56	$0.26
Exercisable at December 31, 2015	–	–	–
Vested at December 31, 2015	–	$–	$–

The following table summarizes information about stock options outstanding under this method of accounting at December 31, 2015:

OUTSTANDING				VESTED
	Weighted	Remaining			Weighted	Remaining
	Average	Contractual	Aggregate		Average	Contractual	Aggregate
	Exercise	Life	Intrinsic		Exercise	Life	Intrinsic
Options	Price	in Years	Value	Options	Price	in Years	Value
157,750	$0.30	9.00	$82,030	–	$–	–	$–
20,000	$0.50	9.27	$6,400	–	$–	–	$–
100,000	$0.80	9.94	$2,000	–	$–	–	$–
60,000	$0.84	9.54	$(1,200)	–	$–	–	$–

For the year ended December 31, 2015 the Company’s stock options under this method of accounting had an intrinsic value between ($0.02) and $0.52 as compared to the year ended December 31, 2014 which had no outstanding options under this plan. The Company recognized a stock option expense under this plan of $20 thousand and zero for the years ended December 31, 2015 and December 31, 2014, respectively.

9.	INCOME TAXES

The components of the provision for income tax expense are as follows:

	Year Ended December 31,
	2015	2014
Current:
Federal	$–	$–
State	14,875	3,843
Foreign	6,691	6,307
	21,566	10,150
Deferred:
Federal	77,428	(70,849)
State	4,075	(10,654)
	81,503	(81,503)
Total provision (benefit) for income taxes	$103,069	$(71,353)

The Company is subject to United States federal and state income taxes at an approximate rate of 38.25%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2015		2014
Statutory tax rate	38.25%		38.25%
Permanent differences	(3.00%	)	84.52%
Stock options	0.00%		0.00%
Foreign tax rate differential	0.10%		11.11%
Prior year true up	(0.15%	)	0.00%
Valuation allowance	(37.49%	)	(373.25%	)
Total	(2.29%	)	(261.59%	)

Deferred tax assets consist of the following at:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$339,052	$64,544
Temporary differences	5,678	16,959
Stock-based compensation	1,715,623	377,833
Total gross deferred tax assets	2,060,354	459,336
Less: valuation allowance	(2,060,354)	(384,140)
Net deferred tax assets	$–	$75,196

At December 31, 2015, the Company had federal net operating losses of approximately $886 thousand which will begin to expire in 2029 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2015 and 2014 of $2,060,354 and $384,140 respectively for its net deferred tax assets as it cannot conclude it is more likely than not all of the estimated net deferred tax assets will be realized. The valuation allowance increased by $1,676,214 and decreased $24,082 in 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.

10.	RELATED PARTY TRANSACTIONS

The Company had advances outstanding to the current President in the amount of $0 and $6,000 as of December 31, 2015 and December 31, 2014 respectively.

11.	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has multiple operating leases for office space as of December 31, 2015. The non-cancelable leases are either month to month or expire no later than January 31, 2018. Base monthly payments are as follows:

Year	Amount
2016	$98,602
2017	7,924
2018	446
Total	$106,972

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

12.	SEGMENT INFORMATION

The Company has considered required disclosures as it pertains to operating segments. As of December 31, 2015 we did not meet any of the quantitative thresholds requiring disclosure. As operations relating to our mortgage origination services develop in future periods Management will continue to assess the required disclosure.

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

For the year ended Dec 31, 2015	US	CANADA	TOTAL
Net revenues	$21,429,987	$1,436,800	$22,866,787
Total assets	1,026,652	230,064	1,256,715
Net property and equipment	110,195	–	110,195
For the year ended Dec 31, 2014
Net revenues	$12,936,231	$432,654	$13,368,885
Total assets	748,655	164,515	913,170
Net property and equipment	79,393	–	79,393

13.	SUBSEQUENT EVENTS

As of March 15, 2016, management does not believe there are any subsequent events requiring recognition or disclosure to either the financial statements or notes to the financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2014 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position	Age	Date First Elected or Appointed
Glenn Sanford	Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director	49	March 12, 2014
Jason Gesing	President and Director	42	September 27, 2014
Darren Jacklin	Director	43	May 22, 2014

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

Mr. Gesing joined eXp Realty, LLC in March 2010 and joined eXp Realty International, Inc. in September 2012 as its Chief Business Development Officer and held this position until June 2014. Since June 2014, he has been eXp Realty International Corporation’s President. With over a decade of experience in real estate in various capacities, Mr. Gesing holds broker's licenses in Massachusetts, New Hampshire, and Maine.

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

We believe Mr. Jacklin is qualified to serve on our board of directors because of his business experience and venture capital background

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who owned more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other securities of the Company on Forms 3, 4 and 5 with the SEC. Reporting Persons were required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely on review of reports received by the Company or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2015, all of the Reporting Persons complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The particulars of the compensation paid to:

•	our principal executive and financial officer; and
•	our president,
•	who we will collectively refer to as the “named executive officers” of our company, are set out in the following summary compensation table

No disclosure is provided for any executive officer (other than our principal executive officer), whose total compensation did not exceed $100,000 for the last completed fiscal year

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Glenn Sanford CEO, CFO, Director and Chairman of the Board	2015 2014	54,000 54,000	-0- -0-	50,700 19,000	-0- -0-	-0- -0-	-0- -0-	264,716 (3) 183,111 (3)	369,416 256,111
Jason Gesing, President and Director	2015 2014	93,492 74,138	-0- -0-	51,938 20,238	-0- -0-	-0- -0-	-0- -0-	45,616 (3) 15,488 (3)	191,046 109,864

(1)	Stock awards represent restricted stock issued to both Glenn Sanford and Jason Gesing with the fair value determined at the date of grant and is fully vested. Director compensation as part of stock awards for Glenn Sanford amounted to $24,000 and $16,000 in 2015 and 2014 respectively. Director compensation as part of stock awards for Jason Gesing amounted to $24,000 and $16,000 in 2015 and 2014 respectively.

(2)	The value of privileges and other personal benefits, perquisites and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(3)	Consists of revenue sharing and commissions earned.

Compensation of Executive Officers

As of December 31, 2015 and 2014, we had no formal compensation plans in place for our named executives with regards to expected remuneration including either salary or potential bonus programs.

Except as disclosed below, eXp Realty International Corporation and its subsidiaries have not entered into any employment agreement or consulting agreement with their directors or executive officers.

Glenn Sanford

eXp Realty International Corporation and its subsidiaries have not entered into any written employment agreement or consulting agreement with Glenn Sanford. In consideration for his services in 2015 and 2014, we paid Mr. Sanford an annual base salary of $54,000 and $54,000, respectively. In addition, he was paid revenue share, commissions, and incentives for growth initiatives totaling $264,716 and $183,111 in 2015 and 2014, respectively.

Jason Gesing

eXp Realty International Corporation and its subsidiaries have not entered into any written employment agreement or consulting agreement with Jason Gesing. In consideration for his services in 2014 and 2014, we paid Mr. Gesing an annual base salary of $93,492 and $74,138, respectively. In addition, he was paid revenue share, commissions, and incentives for growth initiatives totaling $45,616 and $15,488 in 2015 and 2014, respectively.

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

Outstanding Equity Awards at Fiscal Year End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Glenn Sanford CEO, CFO and Chairman of the Board	1,617,000	-	-	$0.13	10/1/2022	-	-	-	-
Jason Gesing, President and Director	404,130 270,000	- -	- -	$0.13 $0.15	10/1/2022 1/1/2023	41,751	35,071	-	-

Compensation of Directors

Two of our three current directors are also officers of the Company. These directors are compensated for their services acting as executives. Additionally, all directors are compensated $2,000 per month for directorship activities which is paid in common stock. Directors are reimbursed for reasonable out-of-pocket expenses incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock, as of March 15, 2016 by:

•	each person known to us to own more than 5% of our outstanding common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
	More than 5% stockholders:
Common Stock	Penny Sanford 4421 Marionberry Ct. Bellingham, WA 98229	16,006,475(6)	29.00%
	Directors and named executive officers:
Common Stock	Glenn Sanford 1321 King St., Suite 1 Bellingham, WA 98229	22,928,269(3)	41.54%
Common Stock	Jason Gesing 291 Main St. West Newbury, MA 01985	1,961,045(4)	3.54%
Common Stock	Darren Jacklin 2985 Dollarton Hwy North Vancouver BC V7H 1Ba	100,669(5)	0.18%
Common Stock	All executive officers and directors as a group (3 persons)	24,989,983 (7)	45.26%

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

(2) Percentage of ownership is based on 50,610,168 shares of our common stock issued and outstanding as of March 15, 2016 in addition to 4,591,098 of estimated exercisable shares through May 14, 2016.

(3) Includes 21,311,269 shares of our common stock and stock options to acquire 1,617,000 shares of our common stock.

(4) Includes of 286,914 shares of our common stock and stock options to acquire 1,674,130 shares of our common stock.

(5) Includes 100,669 shares of our common stock.

(6) Consists of 16,006,475 shares of our common stock.

(7) Includes 21,698,852 shares of our common stock and stock options to acquire 3,291,131 shares of our common stock.

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

The Company had advances outstanding to the current President in the amount of $0 and $6,000 as of December 31, 2015 and December 31, 2014 respectively.

These amounts are presented on the accompanying balance sheets under the caption accounts receivable, related parties.

Director Independence

Our bylaws provide that we have at least one director, and as of the date this report was filed, our Board consisted of three directors, consisting of Glenn Sanford, Jason Gesing, and Darren Jacklin. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Using this definition of independent director, we determined that one of our directors, Darren Jacklin, is an “independent director” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Audit Fees	$35,232	$62,673
Audit Related Fees	–	–
Tax Fees	25,190	28,191
All Other Fees	–	–
Total Fees	$60,422	$90,864

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements. The principal accountant for 2015 was WSRP, LLC while in 2014 it was Haynie and Company.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.” There were no audit related fees provided in the fiscal year end December 31, 2015 and 2014.

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

The principal accountant for the current year and for the most recently completed fiscal year is not expected to present at the stockholder’s meeting, will not be able to make a statement if desired, and will not be available to respond to questions.

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in the fiscal year end December 31, 2015 and 2014.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	Affiliate Stock Purchase Agreement (incorporated by reference from Form 8-K, filed on March 18, 2013)

10.2	Stock Option Plan (incorporated by reference from Form 8-K, filed on October 2, 2013)

10.3	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)

10.4	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015)

21	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eXp Realty International Corporation
(Registrant)

Date: March 15, 2016	/s/ Glenn Sanford
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

Name	Title	Date

/s/ Glenn sanford	Chief Executive Officer, Chief Financial Officer, Secretary,	March 15, 2016
Glenn Sanford	Treasurer, Chairman of the Board and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jason Gesing	President and Director	March 15, 2016
Jason Gesing

/s/ Darren jacklin	Director	March 15, 2016
Darren Jacklin

