Form 10-K/A
period 2015-12-31
EXP Realty International Corp
filed 2016-03-15
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

EXP Realty International Corporation (the “Company”) filed its Annual Report on Form 10-K with the Securities and Exchange Commission on March 15, 2016. The description of the 10-K was posted as a Quarterly Report. This Amendment No. 1 to the Company’s Form 10-K is being filed solely to correct the description of our Form 10-K to Form 10-K Annual report. No other changes have been made to any part of the content.

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

