Form 10-K/A
period 2015-12-31
EXP Realty International Corp
filed 2016-03-16
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to

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

EXPLANATORY NOTE

EXP Realty International Corporation (the “Company”) filed its Annual Report on Form 10-K with the Securities and Exchange Commission on March 15, 2016. We inadvertently omitted a Report of Independent Registered Public Accounting Firm on page F-2. This Amendment No. 2 to the Company’s Form 10-K is being filed solely to include that report to the Form 10-K. No other changes have been made to any part of the content.

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

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of eXp Realty International Corporation

Bellingham, Washington

We have audited the accompanying consolidated balance sheet of eXp Realty International Corporation as of December 31, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eXp Realty International Corporation as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

eXp Realty International Corporation
(Registrant)

Date: March 16, 2016	/s/ Glenn Sanford
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

Name	Title	Date

/s/ Glenn sanford	Chief Executive Officer, Chief Financial Officer, Secretary,	March 16, 2016
Glenn Sanford	Treasurer, Chairman of the Board and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jason Gesing	President and Director	March 16, 2016
Jason Gesing

/s/ Darren jacklin	Director	March 16, 2016
Darren Jacklin

