Form 10-Q
period 2016-03-31
EXP World Holdings, Inc.
filed 2016-05-13
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 333-168025

EXP WORLD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-168025	98-0681092
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

1321 King Street, Suite 1
Bellingham, WA 98229
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (360) 685-4206

EXP REALTY INTERNATIONAL CORPORATION

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2016 the registrant’s outstanding common stock consisted of 50,803,249 shares.

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q are forward-looking statements which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements may include statements about matters such as: future revenues; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for our prior fiscal year ended December 31, 2015, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of, or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; and potential inability to list our securities on any securities exchange or market. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

March 31, 2016

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$424,501	$571,814
Restricted cash	244,460	148,613
Accounts receivable, net of allowance $5,738 and $2,342, respectively	526,738	341,643
Prepaids and other assets	202,941	84,451

TOTAL CURRENT ASSETS	1,398,640	1,146,521

OTHER ASSETS
Fixed assets, net	161,596	110,195

TOTAL OTHER ASSETS	161,596	110,195

TOTAL ASSETS	$1,560,236	$1,256,716

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$113,304	$89,984
Customer deposits	244,460	148,613
Accrued expenses	547,151	425,613

TOTAL CURRENT LIABILITIES	904,915	664,210

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
eXp World Holdings, Inc. Stockholders' Equity
Common Stock, 7,700,000,000 shares, $0.00001 par value authorized; 50,803,249 shares and 50,168,195 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	508	502
Additional paid-in capital	7,294,029	6,611,781
Accumulated deficit	(6,610,955)	(5,991,088)
Accumulated other comprehensive (loss)	(2,105)	(9,113)
Total eXp World Holdings, Inc. stockholders' equity	681,477	612,082
Non-controlling interests in subsidiary	(26,156)	(19,576)

TOTAL STOCKHOLDERS’ EQUITY	655,321	592,506

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,560,236	$1,256,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Net revenues	$7,142,812	$3,449,241

Operating expenses
Cost of revenues	6,110,987	2,877,744
General and administrative	1,425,158	449,936
Professional fees	143,375	76,603
Sales and marketing	77,143	46,357

Total expenses	7,756,663	3,450,640

Net loss from operations	(613,851)	(1,399)

Other income and (expenses)
Other income	7	3,686
Interest expense	–	(461)

Total other income and (expenses)	7	3,225

Income (loss) before income tax expense	(613,844)	1,826

Income tax expense	(11,603)	(18,643)

Net loss	(625,447)	(16,817)

Net loss attributable to non-controlling interest in subsidiary	5,580	–

Net Loss attributable to common shareholders	$(619,867)	$(16,817)

Net loss per share attributable to common shareholders
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic	50,617,769	48,727,385
Diluted	50,617,769	48,727,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Net loss	$(625,447)	$(16,817)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	7,008	(7,870)
Comprehensive loss	(618,439)	(24,687)
Comprehensive loss attributable to non-controlling interest in subsidiary	5,580	–
Comprehensive loss attributable to common shareholders	$(612,859)	$(24,687)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(625,447)	$(16,817)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	12,626	5,323
Stock compensation expense	248,725	99,798
Stock option expense (benefit)	433,530	(171,807)

Changes in operating assets and liabilities
Accounts receivable	(185,095)	(69,764)
Accounts receivable, related party	–	750
Prepaids and other assets	(118,490)	(88,596)
Accounts payable	23,320	22,055
Accrued expenses	121,538	78,425
Accrued interest	–	461

CASH USED IN OPERATING ACTIVITIES	(89,293)	(140,172)

INVESTING ACTIVITIES
Acquisition of property and equipment	(64,028)	(4,577)

CASH USED IN INVESTING ACTIVITIES	(64,028)	(4,577)

FINANCING ACTIVITIES
Repurchase and retirement of subsidiary common stock	(1,000)	–
Repurchase and retirement of shares	–	(3,132)

CASH USED IN FINANCING ACTIVITIES	(1,000)	(3,132)

Effect of changes in exchange rates on cash and cash equivalents	7,008	(7,780)

Net change in cash and cash equivalents	(147,313)	(155,751)

Cash and cash equivalents, beginning of period	571,814	353,374

CASH AND CASH EQUIVALENTS, END OF PERIOD	$424,501	$197,623
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$17,711	$18,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in U.S. dollars)

1. BACKGROUND AND BASIS OF PRESENTATION

eXp World Holdings, Inc. formerly known as eXp Realty International Corporation (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008.

The Company is a cloud-based real estate company. It currently operates a real estate brokerage operating in 38 States, the District of Columbia, and in Alberta, Canada. We also operate a loan brokerage origination company which currently operates in California, Arizona, New Mexico, and Texas. As a cloud-based company, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements include the accounts of eXp World Holdings, Inc. (formerly eXp Realty International Corporation) and its subsidiaries eXp Acquisition Corp; First Cloud Mortgage, Inc.; eXp Realty Associates, LLC; eXp Realty, LLC; eXp Realty of California, Inc.(formerly eXp Realty of Washington, Inc.); eXp Realty of Canada, Inc.; and eXp Realty of Connecticut, LLC. All material intercompany accounts and transactions have been eliminated upon consolidation.

Non-controlling interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.

On July 23, 2015 the Company formed First Cloud Mortgage, Inc.. In January 2016 we repurchased and retired 1,000 shares of common stock in this subsidiary for $1,000 of which it currently holds an 89.4% majority and controlling interest. The other 10.6% non-controlling interest is owned by its President.

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

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, at the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Loss

Other comprehensive loss for the three months ended March 31, 2016 and March 31, 2015 consisted of foreign exchange translation gain in the amount of $7,008 and loss in the amount of $7,870, respectively.

Recently Issued Accounting Pronouncements

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The update will simplify certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows and forfeitures. This update will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

3. RELATED PARTY TRANSACTIONS

The Company had no known related party balances as of March 31, 2016 or December 31, 2015 respectively.

4. STOCKHOLDERS’ EQUITY

In January of 2016 we re-purchased and retired 1,000 shares of common stock in our subsidiary First Cloud Mortgage, Inc. for $1,000 in cash.

During the three months ended March 31, 2016, the Company issued 635,054 restricted shares of common stock to directors, employees, and contractors for services with a value of $248,725.

5. STOCK BASED COMPENSATION

Intrinsic Value Options

At March 31, 2016 the Company had 6,793,500 stock options outstanding that were granted prior to Company becoming public in September 2013, which the Company accounts for based on the intrinsic value method and re-measures the intrinsic value at each reporting date through the date of exercise or other settlement. Compensation cost or benefit is recognized based on the change in intrinsic value at each reporting date. For the three months ended March 31, 2016 the Company’s stock options had intrinsic values between $0.60 and $0.74 and the Company recognized a stock option expense of $423 thousand, which consists of a $317 thousand change in intrinsic value and $106 thousand in vesting costs. For the three months ended March 31, 2015 the Company’s stock options had intrinsic values between $0.00 and $0.14 and the Company recognized a stock option benefit of $175 thousand.

Traditional Stock Options

During the three months ended March 31, 2016 the Company granted 1,030,000 stock options and has elected to account for the fair value using the Black-Scholes option-pricing model. Expected volatility has been determined using the historical stock price. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to the vesting schedule. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. The company recognized $11 thousand and $3 thousand in stock option expense for the three months ended March 31, 2016 and March 31, 2015 respectively.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management the ultimate liability with respect to current proceedings and claims will not have a material adverse effect upon the Company’s financial position or results of operations.

7. SEGMENT INFORMATION AND GEOGRAPHIC DATA

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues.

	Net Revenues
	Three Months Ended March 31,
	2016	2015
Real Estate Brokerage Services	$7,171,178	$3,471,675
Mortgage Origination Services	26,330	–
Corporate and Other (a)	(54,696)	(22,434)
	$7,142,812	$3,449,241

(a) Includes elimination of transactions between segments

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

For the three months ended Mar 31, 2016	US	CANADA	TOTAL
Net revenues	$6,980,679	$162,133	$7,142,812
Total assets	1,313,414	246,822	1,560,236

For the three months ended Mar 31, 2015
Net revenues	$3,181,784	$267,452	$3,449,236
Total assets	753,158	225,968	979,126

8. SUBSEQUENT EVENTS

As of May 13, 2016, management does not believe there are any subsequent events requiring recognition or disclosure to either the financial statements or notes to the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition as of March 31, 2016, and results of operations for the three month period ended March 31, 2016, as well as our future results.

OVERVIEW

eXp World Holdings, Inc., formerly known as Realty International Corporation (the “Company” or “eXp”), was incorporated in the State of Delaware on July 30, 2008. The Company is a cloud-based real estate company. It currently operates a real estate brokerage operating in 38 States, the District of Columbia, and in Alberta, Canada. We also operate a loan brokerage origination company which currently operates in California, Arizona, New Mexico, and Texas. As a cloud-based company, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

RECENT BUSINESS DEVELOPMENTS

On March 21, 2016, the Company announced that Dr. Peter Nobel had joined the Company as Chief Operating Officer. Dr. Nobel joins the Company after nearly 20 years as a Program Manager for Microsoft Corporation where he managed teams of program managers, developers, data analysts, and user researchers in designing and creating analysis and reporting tools, and dashboards to track metrics and performance. Nobel also employed Scrum for User Research to gain customer insight and analyzed data sets to provide strategic direction in the areas of competitive mobile devices, education devices, and the levers of Net Promoter Score (NPS). Nobel also designed and managed the agile development of numerous applications to help understand basic usage and problems customers were encountering; and, created a qualitative feedback tool, Send-a-Smile, that is used today by numerous teams throughout Microsoft to collect qualitative data and which received an honorable mention at the annual Engineering Excellence Awards. Nobel received two Gold Star awards during performance reviews at Microsoft.

Also on March 21, 2016, the Company announced that Alan Goldman had joined the Company as Chief Financial Officer. Mr. Goldman joins the Company from PCAOB-registered Ingenium Accounting Associates, where he was a Partner focused on providing auditing services, attestation-related services, and outsourced CFO consulting services for both public and private companies. Goldman possesses expertise in financial reporting, business planning and financial business modeling, accounting software implementations, risk assessment, and back office operations. Goldman brings to eXp a thorough understanding and application of public company accounting standards and joins eXp after providing services for the Company in a consultative role for approximately the past three years.

The Company believes that the addition of Dr. Nobel and Mr. Goldman will increase the Company’s capacity to manage its rapid growth in terms of revenue, agents and geographic markets and fulfills the Company’s intent (as stated in its most recent 10-K annual report) to hire a Chief Financial Officer and a Chief Operating Officer.

On April 7, 2016 the Company announced a name change to eXp World Holdings, Inc. in order to reflect its broader commitment to utilizing cloud-based technologies in order to create opportunities for service professionals in industries that are ancillary to or distinct from real estate brokerage operations. In addition to its real estate brokerage operations, the Company, as an example, owns an 89.4% interest in First Cloud Mortgage, Inc. which was formed in Delaware in July of 2015. The formation of First Cloud provides the Company with the opportunity to leverage what it has learned from the real estate brokerage business and apply it to a related services industry in a way that will afford the Company the opportunity to generate revenues from transactions outside of, and with no relationship to the Company’s brokerage operations. The Company’s overarching strategy is to derive revenues from ancillary services, including mortgage, title, and insurance. First Cloud represents the first step in the implementation of that strategy.

Continued Accelerated Growth - The Company increased its net real estate brokerage agent and broker base in the three months ended March 31, 2016 as compared to March 31, 2015, by 106%, from 535 to 1,104 agents; we also increased our net sales by 107% from $ 3.45 million to $7.14 million over the same period. The Company has continued and accelerated its rapid pace of year-over-year growth continuing to enter into new US States (and sub-markets within those states), including most recently the states of Idaho, Minnesota, Missouri, and Kansas, as well as the District of Columbia.

In its annual report one year ago, the Company expressed its intention to “begin to implement measures to increase the depth of its presence” within states in which it operates “ through the expansion and development of a regional, state or provincial leadership structure permitting the Company to capitalize on, among other things, its relatively low cost of entry into markets and submarkets whose agent demographics and population generally are less supportive of competitors opening and supporting a franchise or traditional model.” In 2015, the attraction and concentration of high quality agents and brokers in markets and submarkets in states such as Texas, Louisiana, Virginia, California, Hawaii, and New Mexico suggest that its implementation efforts have thus far been effective. Moreover, in 2015 the Company was fortunate to attract and welcome strong, credible and respected leaders with a demonstrated history of great success in their local markets. Today, eXp Realty is one of the fastest growing (if not the fastest growing) real estate brokerages in Austin, Texas. In the ensuing months, strong leadership has been introduced in a number of markets throughout the United States, including, but not limited to most recently Wisconsin and Wyoming where the Company has commenced operations and others where the credentials of leadership applicants are presently being evaluated and considered. Also in 2015, the Company for the first time, extended its operational reach and opportunity beyond mainland North America with the commencement of operations in Hawaii.

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

MAKING IT RAIN

Online Lead Generation in 2015, the Company launched its “Making It Rain” program, a robust, high-quality lead generation program delivering leads to the Company’s agents and brokers at steep discounts compared to leads generated and sold by popular third-party syndicators such as REALTOR.com, Market Leader, Zillow and Trulia which effectively have been selling back to industry agents, at high and escalating prices, the data that the syndicators have generally obtained from those same agents at no cost. As noted in previous filings, as a national and non-franchise organization the Company maintains membership in a large and growing number of multiple listing services across North America (approximately 92) and can aggregate data and generate leads effectively. With the Making it Rain program, the Company distributes those leads to an eXp agent exclusively (in contrast to the syndicators) and at a significant discount from what agents are paying through contracts with third party syndicators.

Making it Rain builds upon the Company’s longstanding recognition that online leads are the lifeblood of the business for large and increasing numbers of agents. From inception, whether through the education of the Company’s agents on the most effective techniques and strategies that they can employ to generate online business, to the introduction of the Kunversion Website+IDX+CRM+PPC infrastructure to all of its agents at no charge, the Company’s commitment to providing agents with the resources and knowledge needed to succeed in the industry today and going forward remains a cornerstone of the value proposition and one that is gaining increasing awareness throughout the industry. The Company’s announcement early in 2016 that one of the real estate industry's most prolific lead generators had joined the Company in Arizona is the latest demonstration of the relationship between the Company’s focus in these areas and the propensity for growth. Using the Kunversion infrastructure the Company has attracted leverage systems and technologies to effectively generate significant online business, will continue to be drawn to a brokerage which embraces the same approach to business building and who provides the infrastructure to support, complement and enhance those agents.

AGENT OWNERSHIP

In 2016 the Company has extended equity incentive programs whereby agents and brokers could become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Agents who qualify, and who remain with the Company in good standing for the duration of a 3 year period following their eligibility notice, can be awarded shares, thereby allowing them to increase their ownership stake in the organization, in further fulfillment of the Company’s objective to be an agent-owned brokerage. Towards the end of 2015 the Company set forth and announced what it anticipates will constitute the performance-based incentive programs for the foreseeable future and beyond any particular calendar year. Going forward, the number of shares awarded for performance-based achievements will correspond with the number of agents who are in the organization and, as a result, with the growth and value of our agent-owned company and its underlying stock. The Company, in this way, is maintaining value of awards for those agents who join us in the future, while recognizing the accomplishments and contributions of those who are with us today, minimizing dilution. In 2016, the Company is also continuing a program whereby agents and brokers can elect to receive 5% of their commission payable in the form of restricted Company common stock.

EXPI AND PLATFORM THINKING

To date, the Company has evolved through substantial dependence on independent third-party software and applications which, when taken together, constitute a patchwork that has sustained and supported the Company’s growth to date but which could become unwieldy prospectively, both for the Company and for its agents and brokers. As the Company continues to introduce and execute on a number of initiatives aimed at accelerating expansion, in 2016 it will also look to move away from the integrations of external systems in order to support scalable growth in favor of platform technologies which the Company will look to develop and own and through which agents, brokers and others can co-create value, build businesses that grow in concert with, and which piggyback on, the growth of the Company. The proliferation of Cloud computing, digital and social media marketing; and mobile technologies has facilitated global reach, global connectivity and accessibility to cloud infrastructure from any location and at any time. Successful development of a Company platform infrastructure will yield us opportunity to scale the breadth and depth of our real estate brokerage operations without experiencing limitations on functionality specific to our organization. Moreover, successful platform development could potentially lead to opportunities for marketability and revenues from sources beyond the Company’s real estate agent and broker population.

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

Education is a differentiator however the space is getting crowded. Even outside of the real estate space, free education is part of the larger MOOC movement or Massive Open Online Course movement where major Universities and Educational Institutions are taking some of their most popular classes and putting them online so that individuals can take the classes and in some cases get degrees at a very low cost if not free from certain institutions. Technology has allowed for this disrupting of education such that education is less valuable as a differentiator and yet not offering education is definitely a detractor of a brokerage business model. One of the ways that we believe we have been able to grow into as many states and in our opinion remain relevant is by adopting an agile mindset as a company. In this context eXp Realty continues to regularly deliver value to our agents and brokers, and by prioritizing work based on what our agents and brokers have told us they want, we have been able to develop a company framework that is relevant to our agents and brokers. We have started to implement the Net Promoter Score into how we evaluate ourselves as a company, as well as introducing NPS into how we support our agents and manage transaction flow. By using both NPS and more agile management style, systems we have been able to launch and implement value added features and benefits in short order. We believe this offers us a unique advantage in terms of developing value for our agents and brokers. Recently our CEO during the Indy Track at Inman asked the group of Indy brokers during a Q&A, as a follow up on what did they measure, where the typical answers were profit and agent count, if any of them used NPS with their agents. None of the broker owners used or understood the metric. We believe that using tools like NPS and having an Agile management mindset provides us with a way to stay more relevant to our agents and brokers in an always changing business. We expect that more and more brokerages will eventually use tools similar to NPS and Agile in their management process which may again reduce the speed at which we are able to add value compared to other brokerages however at this point in time we feel this does give us a competitive advantage in growing eXp Realty. The hire of Dr. Peter Nobel as Chief Operating Officer, among other things. compliments the Company’s commitment to agile management and NPS.

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Three months ended March 31, 2016

Revenues

During the current three month period ended March 31, 2016 net revenues increased $3.69 million to $7.14 million as compared to the three month period ended March 31, 2015 when we generated $3.45 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Three Months Ended
	March 31,
	2016	2015	Change
Operating expenses:
Cost of revenues	$6,110,987	$2,877,744	$3,233,243
General and administrative	1,425,158	449,936	975,222
Professional fees	143,375	76,603	66,772
Sales and marketing	77,143	46,357	30,786
Total operating expenses	$7,756,663	$3,450,640	$4,306,023

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $3.23 million in the current three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase of $975 thousand in general and administrative costs in the three month period ended March 31, 2016 as compared to the three month period ending March 31, 2015 was driven primarily from an increase of $605 thousand in stock option expense, $205 thousand in payroll expense, and $48 thousand in additional computer and software systems expense.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $67 thousand during the three month period ending March 31, 2016 as compared to the three month period ended March 31, 2015 due to higher accounting fees associated with the preparation of its annual report in addition to costs incurred in an effort to get First Cloud Mortgage, Inc. licensed and closing its first transactions.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The cost increase of approximately $31 thousand was due to increased cost in lead capture and internet marketing for the three month period ending March 31, 2016 as compared to the three month period ending March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2016	2015	Change
Current assets	$1,398,640	$1,146,521	$252,119
Current liabilities	(904,915)	(664,210)	(240,705)
Net working capital	$493,725	$482,311	$11,414

The Company’s net working capital increased $11 thousand during the three month period ending March 31, 2016 as compared to December 31, 2015.

The following table presents our cash flows for the three months ended March 31, 2016 and 2015:

	Three months Ended
	March 31,
	2016	2015	Change
Cash used in operating activities	$(89,293)	$(140,172)	$50,879
Cash used in investment activities	(64,028)	(4,577)	(59,451)
Cash used in financing activities	(1,000)	(3,132)	2,132
Net change in cash	$(154,321)	$(147,881)	$(6,440)

Net cash used in operating activities for the three months ended March 31, 2016 was approximately $89 thousand as compared to $140 thousand for the three months ended March 31, 2015. Our decrease in cash used in operations for the first three months of 2016 was primarily caused by the increases in commission margin realized from our higher volume, as well as increased participation in the Agent Equity Program which some agents have been paid a portion of their commission income in the form of common stock of the Company thus resulting in $137 thousand less cash outflows for the three months ended March 31, 2016.

Net cash used in investing activities for the acquisition of fixed assets was $64,028 and $4,577 for the three months ended March 31, 2016 and March 31, 2015 respectively.

Net cash used in financing activities for the three months ended March 31, 2016 of $1,000 was for the repurchase and retirement of 1,000 shares of common stock in First Cloud Mortgage, Inc. Net cash used in financing activities for the three months ended March 31, 2015 was comprised of $3,132 used for the repurchase and retirement of 12,530 shares of common stock.

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

CRITICAL ACCOUNTING ESTIMATES

Stock-Based Compensation (Intrinsic Value Method)

As of the date of this report, we had 6,793,500 options under our 2013 Incentive Plan outstanding accounted for in accordance with intrinsic value method that were issued prior to becoming a public company. In accordance with US GAAP we are required to remeasure these awards at each reporting date through the date of exercise or other settlement. The changes are recorded as a component of earnings and included in general and administrative expenses. These fluctuations are based on, among other factors, our thinly traded market, volatility, and potentially wide bid/asks spreads result in the need for our management to use estimates and judgements related to compensation cost recognition associated with these awards.

Based on our current analysis, a 10% change in fair value as of March 31, 2016 would potentially result in the recognition of approximately $564 thousand in compensation expense (benefit) during a three month period.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have non-cancelable operating lease agreements with various expiration dates through November of 2018.

As previously disclosed, effective April 7, 2016, Gene Frederick was appointed as a director of the Company. Prior to his appointment as a director, Mr. Frederick had been serving as an independent contractor. As an independent contractor, Mr. Frederick entered into an agreement with the Company whereby Mr. Frederick could potentially be issued up to an aggregate of 3,000,000 shares of restricted common stock. The potential stock awards are broken out into three tranches of 1,000,000 shares each, and the issuance and vesting of each tranche is contingent upon Mr. Frederick achieving certain performance-based milestones. To date, 250,000 shares have been issued to Mr. Frederick pursuant to the agreement. The Company expects that this agreement will be amended and restated during the second quarter of 2016, in connection with Mr. Frederick’s appointment as a director, and then reported.

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

The determination that our disclosure controls and procedures were not effective was based on the following material weaknesses in our internal control over financial reporting, which were identified in our Annual Report on Form 10-K for the year ended December 31, 2015:

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

CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016 the Company did not issue any restricted common stock for cash proceeds.

During the three months ended March 31, 2016 the Company repurchased and retired 1,000 shares of common stock in First Cloud Mortgage, Inc. for $1,000 in cash.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 5.03 Amendments to Articles of Incorporation or Bylaws

On April 28, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Amendment”) pursuant to Sections 228 and 242 of the General Corporation Law of the State of Delaware with the Delaware Secretary of State to effect a name change of the Company from “eXp Realty International Corporation” to “eXp World Holdings, Inc.” and to reduce the number of the Company’s authorized shares of common stock from 7,700,000,000 to 220,000,000. The effective date of the Amendment is May 10, 2016. The Amendment was authorized by the Board and approved by a majority of the Company’s shareholders on April 22, 2016. The description of the Amendment contained herein is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached hereto as Exhibit 3.3 and is incorporated herein by reference.

Item 6. EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Certificate of Amendment of Certificate of Incorporation

3.4	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)

10.2	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015)

31.1	Certification of the Chief Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: May 13, 2016	/s/ Alan Goldman
Alan Goldman
Chief Financial Officer

