Form 10-Q
period 2016-06-30
EXP World Holdings, Inc.
filed 2016-08-15
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2016 the registrant’s outstanding common stock consisted of 51,131,069 shares.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

June 30, 2016

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$886,193	$571,814
Restricted cash	349,117	148,613
Accounts receivable, net of allowance $13,341 and $2,342, respectively	1,021,061	341,643
Prepaids and other assets	190,815	84,451

TOTAL CURRENT ASSETS	2,447,186	1,146,521

OTHER ASSETS
Fixed assets, net	233,967	110,195

TOTAL OTHER ASSETS	233,967	110,195

TOTAL ASSETS	$2,681,153	$1,256,716

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$61,662	$89,984
Customer deposits	349,117	148,613
Accrued expenses	1,029,105	425,613

TOTAL CURRENT LIABILITIES	1,439,884	664,210

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
eXp World Holdings, Inc. Stockholders' Equity:
Common Stock, $0.00001 par value 220,000,000 shares authorized; 51,131,069 shares and 50,168,195 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	511	502
Additional paid-in capital	13,894,520	6,611,781
Accumulated deficit	(12,616,862)	(5,991,088)
Accumulated other comprehensive loss	(4,024)	(9,113)
Total eXp World Holdings, Inc. Stockholders' Equity	1,274,145	612,082
Non-controlling interests in subsidiary	(32,876)	(19,576)

TOTAL STOCKHOLDERS' EQUITY	1,241,269	592,506

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,681,153	$1,256,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015	2016	2015

Net revenues	$13,282,028	$5,584,963	$20,424,840	$9,034,204

Operating expenses
Cost of revenues	11,463,125	4,767,527	17,574,112	7,645,271
General and administrative	7,565,698	5,669,105	8,990,856	6,119,041
Professional fees	130,018	98,832	273,393	175,435
Sales and marketing	122,285	43,006	199,428	89,363

Total expenses	19,281,126	10,578,470	27,037,789	14,029,110

Net loss from operations	(5,999,098)	(4,993,507)	(6,612,949)	(4,994,906)

Other income and (expenses)
Other income	439	2,897	446	6,583
Interest expense	–	(464)	–	(925)

Total other income and (expenses)	439	2,433	446	5,658

Income (loss) before income tax expense	(5,998,659)	(4,991,074)	(6,612,503)	(4,989,248)

Income tax expense	(13,968)	(7,080)	(25,571)	(25,723)

Net loss	(6,012,627)	(4,998,154)	(6,638,074)	(5,014,971)

Net loss attributable to non-controlling interest in subsidiary	6,720	–	12,300	–

Net loss attributable to common shareholders	$(6,005,907)	$(4,998,154)	$(6,625,774)	$(5,014,971)

Net loss per share attributable to common shareholders
Basic	$(0.12)	$(0.10)	$(0.13)	$(0.10)
Diluted	$(0.12)	$(0.10)	$(0.13)	$(0.10)

Weighted average shares outstanding
Basic	50,940,460	49,182,952	50,779,114	48,955,168
Diluted	50,940,460	49,182,952	50,779,114	48,955,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(6,012,627)	$(4,998,154)	$(6,638,074)	$(5,014,971)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,919)	(5,050)	5,089	(14,462)
Comprehensive loss	(6,014,546)	(5,003,204)	(6,632,985)	(5,029,433)
Comprehensive loss attributable to non-controlling interest in subsidiary	6,720	–	12,300	–
Comprehensive loss attributable to common shareholders	$(6,007,826)	$(5,003,204)	$(6,620,685)	$(5,029,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(6,638,074)	$(5,014,971)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	25,555	13,147
Stock compensation expense	731,709	772,125
Stock option expense	6,551,040	4,212,731

Changes in operating assets and liabilities :
Accounts receivable	(679,418)	(101,152)
Accounts receivable, related party	–	2,477
Prepaids and other assets	(106,364)	(55,627)
Accounts payable	(28,322)	15,707
Accrued expenses	603,492	157,126
Accrued interest	–	925

CASH PROVIDED BY OPERATING ACTIVITIES	459,618	2,488

INVESTING ACTIVITIES
Acquisition of property and equipment	(150,328)	(34,974)

CASH USED IN INVESTING ACTIVITIES	(150,328)	(34,974)

FINANCING ACTIVITIES
Repurchase and retirement of subsidiary common stock	(1,000)	–
Exercise of options	1,000	–
Repurchase and retirement of shares	–	(3,132)
Principal payments of notes payable	–	(15,000)

CASH USED IN FINANCING ACTIVITIES	–	(18,132)

Effect of changes in exchange rates on cash and cash equivalents	5,089	(14,462)

Net change in cash and cash equivalents	314,379	(65,080)

Cash and cash equivalents, beginning of period	571,814	353,374

CASH AND CASH EQUIVALENTS, END OF PERIOD	$886,193	$288,294
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$32,235	$18,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. dollars)

1. BACKGROUND AND BASIS OF PRESENTATION

eXp World Holdings, Inc. formerly known as eXp Realty International Corporation (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008.

The Company is a cloud-based real estate company. It currently operates a real estate brokerage operating in 40 States, the District of Columbia, and in Alberta, Canada. We also operate a loan brokerage origination company which currently operates in California, Arizona, New Mexico, Virginia, and Texas. As a cloud-based company, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements include the accounts of eXp World Holdings, Inc. (formerly eXp Realty International Corporation) and its subsidiaries eXp Realty Holdings, Inc. (formerly eXp Acquisition Corp); First Cloud Mortgage, Inc.; eXp Realty Associates, LLC; eXp Realty, LLC; eXp Realty of California, Inc. (formerly eXp Realty of Washington, Inc.); eXp Realty of Canada, Inc.; and eXp Realty of Connecticut, LLC. All material intercompany accounts and transactions have been eliminated upon consolidation.

Non-controlling interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss.

On July 23, 2015 the Company formed First Cloud Mortgage, Inc. In January 2016 we repurchased and retired 1,000 shares of common stock in this subsidiary for $1,000 of which it currently holds an 89.4% majority and controlling interest. The other 10.6% non-controlling interest is owned by the President of First Cloud Mortgage, Inc.

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

Other Comprehensive Loss

Other comprehensive loss for the six months ended June 30, 2016 and June 30, 2015 consisted of foreign exchange translation gain in the amount of $5,089 and loss in the amount of $14,462, respectively.

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

3. RELATED PARTY TRANSACTIONS

The Company had no known related party balances as of June 30, 2016 or December 31, 2015, respectively.

4. STOCKHOLDERS’ EQUITY

In January of 2016 we re-purchased and retired 1,000 shares of common stock in our subsidiary First Cloud Mortgage, Inc. for $1,000 in cash.

During the six months ended June 30, 2016, the Company issued 829,196 restricted shares of common stock to directors, employees, and contractors for services with a value of $731,709.

On April 22, 2016 the Company amended its articles of incorporation whereby we reduced our number of authorized shares of common stock with a par value of $0.00001 from 7,700,000,000 down to 220,000,000.

5. STOCK BASED COMPENSATION

Intrinsic Value Options

At June 30, 2016 the Company had 6,785,808 stock options outstanding that were granted prior to Company becoming public in September 2013, which the Company accounts for based on the intrinsic value method and re-measures the intrinsic value at each reporting date through the date of exercise or other settlement. Compensation cost or benefit is recognized based on the change in intrinsic value at each reporting date. For the six months ended June 30, 2016 the Company’s stock options had intrinsic values between $1.50 and $1.69 and the Company recognized a stock option expense of $6.45 million, which consisted of a $6.0 million change in intrinsic value and $450 thousand in vesting costs. For the six months ended June 30, 2015 the Company’s stock options had intrinsic values between $0.03 and $0.81 and the Company recognized stock option expense of $4.21 million, which consists of a $4.08 million change in intrinsic value and $123 thousand in current vesting costs.

Traditional Stock Options

During the six months ended June 30, 2016 the Company granted 1,380,000 stock options and has elected to account for the fair value using the Black-Scholes option-pricing model. Expected volatility has been determined using the historical stock price. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to the vesting schedule. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. The company recognized $99 thousand and $6 thousand in stock option expense for the six months ended June 30, 2016 and June 30, 2015 respectively.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of Management, the ultimate liability with respect to current proceedings and claims will not have a material adverse effect upon the Company’s financial position or results of operations.

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

	Net Revenues
	Six months Ended June 30,
	2016	2015
Real Estate Brokerage Services	$20,448,528	$9,082,289
Mortgage Origination Services	118,327	–
Corporate and Other (a)	(142,015)	(48,085)
	$20,424,840	$9,034,204

(a)	Includes elimination of transactions between segments

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

For the six months ended June 30, 2016	US	CANADA	TOTAL
Net revenues	$19,939,963	$484,877	$20,424,840
Total assets	2,442,715	238,438	2,681,154
For the six months ended June 30, 2015
Net revenues	$8,388,468	$645,736	$9,034,204
Total assets	872,748	219,498	1,092,244

8. SUBSEQUENT EVENTS

As of August 15, 2016, management does not believe there are any subsequent events requiring recognition or disclosure to either the financial statements or notes to the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition as of June 30, 2016, and results of operations for the three and six month periods ended June 30, 2016, as well as our future results.

OVERVIEW

eXp World Holdings, Inc., formerly known as eXp Realty International Corporation (the “Company” or “eXp”), was incorporated in the State of Delaware on July 30, 2008. The Company operates a cloud-based real estate company division (“eXp Realty”) currently in 40 States, the District of Columbia, and in Alberta, Canada. We also operate a loan brokerage origination company which currently operates in California, Arizona, New Mexico, Virginia and Texas. As a cloud-based company, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

RECENT BUSINESS DEVELOPMENTS

On April 6, 2016, the company announced that it had entered into an agreement with Virbela, LLC (“VirBELA”), one of the leading developers of 3-D, avatar-based, immersive online worlds, the same type of environments that the Company has utilized since its inception in building its real estate brokerage. The agreement grants the Company exclusive worldwide rights within the real estate industry and an option for exclusive rights within the vertical industries of mortgage origination, mortgage lending, title and escrow, and title insurance. VirBELA was incubated at the University of California San Diego’s Rady School of Management with a $1.7 million grant from the Graduate Management Admission Council. VirBELA used that grant to develop and demonstrate an immersive, 3D virtual-reality campus environment that hosted a global business-simulation competition for management students at top universities on three continents. The Company continues to work with VirBELA in developing its new Cloud Campus and anticipates migrating its real estate agents, brokers and staff into the new environment to facilitate and accommodate engagement by and among the Company’s fast growing base of real estate professionals.

On April 7, 2016 the Company announced a name change to eXp World Holdings, Inc. in order to reflect its broader commitment to utilizing cloud-based technologies in order to create opportunities for service professionals in industries that are ancillary to or distinct from real estate brokerage operations. In addition to its real estate brokerage operations, the Company, as an example, owns an 89.4% interest in First Cloud Mortgage, Inc. , a loan brokerage origination company formed in Delaware in July of 2015. The formation of First Cloud provides the Company with the opportunity to leverage what it has learned from the real estate brokerage business and apply it to a related services industry in a way that will afford the Company the opportunity to generate revenues from transactions outside of, and with no relationship to the Company’s real estate brokerage operations. The Company’s overarching strategy is to derive revenues from ancillary services, including mortgage, title, and insurance. First Cloud represents the first step in the implementation of that strategy.

Significant Director Additions - On July 26, 2016, the Company introduced Rick Miller and Randall Miles as new independent members of its Board of Directors.

Rick Miller has held senior leadership positions in companies ranging from a Fortune 10 to a startup. His extensive experience as a turnaround specialist and an expert in sustainable growth has been applied as an executive inside organizations and as a confidant advising from outside companies. Mr. Miller began his career as a sales trainee at Sperry/Unisys and left 15 years later as Divisional VP/GM of North America. He later served as President, COO, and as a Board member at internet startup OPUS360 where he led the company's successful IPO. Mr. Miller was later recruited by Lucent Technologies to lead their $21B world-wide sales efforts. Later, he was named President, Lucent Government Solutions. Mr. Miller also served as CEO at the Balance & Stretch Center, a non-profit focused on supporting children with diabetes. Mr. Miller is currently CEO at Being Chief, LLC where he serves as an advisor to a broad range of Chiefs, across a diverse number of industries. He is also an author and public speaker. Mr. Miller's success and unconventional approach has been highlighted in Harvard Business Review, Selling Power, USA Today, Yahoo, and MSN Business. Most recently, Mr. Miller was named to serve on the Executive Committee for the Strategic Innovation Lab at Case University's Weatherhead School of Management, focusing on sustainable growth. Mr. Miller has earned a Bachelor of Arts degree in Management from Bentley University and a Master's degree in Business Administration from Columbia University.

Randall Miles has held senior leadership positions in global financial services, financial technology and investment banking companies for more than 25 years. His extensive investment banking background at bulge bracket, regional and boutique firms advising financial services companies on strategic and financial needs has crossed many disciplines.

Mr. Miles' transactional and advisory experience is complemented by leadership of public and private equity backed financial technology, specialty finance and software companies including as Chairman and CEO at LIONMTS, where he was nominated for the Ernst & Young Entrepreneur of the Year award; CEO at Syngence Corporation; COO of AtlasBanc Holdings Corp.; and, CEO of Advantage Funding/NAFCO Holdings which grew to in excess of $1 billion.

Mr. Miles is currently Managing Partner at SCM Capital Group, a global strategic and financial advisory firm and Senior Managing Director at Tigress Financial Partners, a full service institutional broker dealer where is he is head of Investment Banking. Most recently, Mr. Miles served as Senior Managing Director, Head of FIG and COO, Investment Banking at Cantor Fitzgerald & Co. Mr. Miles has held senior leadership roles at Oppenheimer & Co.; D.A. Davidson and & Co.; The First Boston Corporation (Credit Suisse); Meridian Capital; and, Greenwich Capital Markets. Mr. Miles has broad public, private and nonprofit board experience and has been active for many years in leadership roles with the Make-A-Wish Foundation. He presently serves on the boards of Kuity, Corp. and Posiba, Inc. as Vice Chairman and Chairman respectively. Mr. Miles holds a BBA from the University of Washington and holds FINRA licenses Series 7, 24, 63 and 79.

The Company believes that the additions of Mr. Miller and Mr. Miles to its Board of Directors will provide the Company with experienced counsel as it continues to grow and expand operationally and as it matures within the public markets. In addition, the Company believes that Mr. Miller and Mr. Miles will provide greater independence and oversight while being actively engaged in the Company’s progression.

On July 29, 2016, the Company announced that Russ Cofano had joined the Company as Chief Strategy Officer and General Counsel. Mr. Cofano brings more than twenty-five-years of real estate industry experience to the Company. Mr. Cofano most recently served as Senior Vice President of industry relations for MOVE, Inc. operator of REALTOR.com® developing strategy and building relationships with the real estate industry's leading organizations, MLSs and technology companies. Mr. Cofano has also served as Chief Executive Officer for the Missouri REALTORS®, the largest trade association in the state of Missouri, and as Vice President and General Counsel for John L. Scott Real Estate, consistently ranked as one of the largest real estate brokerage companies in the nation. He has also served as an advisor to a number of REALTOR® associations and MLSs and as CEO of a real estate CRM technology company. The Company believes that the addition of Mr. Cofano will help the Company manage the rapid rate of growth within its real estate division, and develop and pursue new strategic initiatives across each of its operating divisions while identifying and mitigating risk.

The Company and its subsidiaries are also planning to hire key employees in mid-level management over the next year to facilitate expanding operational growth and to help evaluate potential new business lines in strategic areas at the operational level.

Corporate Governance - The Company’s efforts to enhance corporate governance as the Company expands and matures include the significant addition of independent directors Miller and Miles. The Company believes the following developments represent steps to address some of the material weaknesses in the Company’s internal control over financial reporting:

•	The Company now has three independent directors, representing half of the current Board seats.
•	On July 26, 2016, the Board of Directors established an Audit Committee, comprised of independent directors Miller and Miles.
•	The Board determined that Mr. Randall qualifies as an “audit committee financial expert” within the meaning of the rules and regulations promulgated by the SEC.
•	The Company continues to make strategic hires of key employees.

Continued Accelerated Growth - The Company increased its net real estate brokerage agent and broker base as of June 30, 2016 by 111%, from 665 to 1400 agents as compared to June 30, 2015; and increased its net sales by 126% from $ 9.03 million to $20.42 million for the six months ended June 30, 2016 as compared to June 30, 2015. The Company has continued and accelerated its rapid pace of year-over-year growth continuing to enter into new US States (and sub-markets within those states).

Making it Rain – Online Lead Generation- In 2015, the Company launched its “Making It Rain” program, a robust, high-quality lead generation program delivering leads to the Company’s agents and brokers at steep discounts compared to leads generated and sold by popular third-party syndicators which effectively have been using industry data to sell back past clients to industry agents. As noted in previously filings, as a national and non-franchise organization the Company maintains membership in more than 100 multiple listing services across North America and can aggregate data and generate leads effectively. With the Making it Rain program, the Company distributes those leads to an eXp agent exclusively (in contrast to the syndicators) and at a significant discount from what agents are paying to third parties.

Agent Ownership - In 2016 the Company extended equity incentive programs whereby agents and brokers could become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Agents who qualify, and who remain with the Company in good standing for the duration of a 3-year period following their eligibility notice, can be awarded shares, thereby allowing them to increase their ownership stake in the organization, in further fulfillment of the Company’s objective to be an agent-owned brokerage. Towards the end of 2015 the Company set forth and announced what it anticipates will constitute the performance-based incentive programs for the foreseeable future and beyond any particular calendar year. Going forward, the number of shares awarded for performance-based achievements will correspond with the number of agents who are in the organization and, as a result, with the growth and value of our agent-owned company and its underlying stock. The Company, in this way, is maintaining value of awards for those agents who join us in the future, while recognizing the accomplishments and contributions of those who are with us today, minimizing dilution. In 2016, the Company is also continuing a program whereby agents and brokers can elect to receive 5% of their commission payable in the form of restricted Company common stock.

Enterprise Application - To date, the Company has evolved through substantial dependence on independent third-party software and applications which, when taken together, constitute a patchwork that has sustained and supported the Company’s growth but which could become unwieldy prospectively, both for the Company and for its agents and brokers. As the Company continues to introduce and execute on a number of initiatives aimed at accelerating expansion, it has commenced development of an enterprise application in order to move away from the integrations of external systems. Successful development of the enterprise application will enable the Company to scale the growth of its real estate brokerage operations without experiencing limitations on functionality.

MARKET CONDITIONS AND TRENDS

The United States housing market was adversely impacted beginning in 2006 by the combination of a number of factors, including but not limited to more stringent lending guidelines, increased unemployment, and an overall macroeconomic decline. Overall U.S. sales volume declined as did the market value of homes which in turn created a swell in foreclosures and mortgage defaults. It was this combination of factors which, in part, served as the impetus for the Company’s business model as traditional real estate brokerages on a large scale experienced a diminishment of revenues without, in many cases, a corresponding reduction in fixed expenses, resulting in an erosion of profits. While markets throughout much of the United States have recovered, recent commentary by the Chief Economist for the National Association of REALTORSⓇ suggests that the recovery may have reached its apex. The Company still estimates that a significant number of real estate brokerages today are not profitable or are marginally profitable due to the impact of high or fixed overhead and a costly struggle to drive higher productivity among their agents. In the event that market activity slows, many traditional real estate brokerage owners will again be pressured by an operating cost structure that isn’t responsive to cyclical turns in the market with overhead costs that hold steady or continue to climb.

Market activity and home values are susceptible to macroeconomic conditions, including, among others, monetary policy decisions by the Federal Reserve Bank relative to interest rates; employment growth or decline; population trends; and, the re-entry into the market of former homeowners who suffered delinquencies, foreclosures, short-sales, or bankruptcies during the downturn. These factors, coupled with uncertain Federal Reserve policy, suggests that the real estate industry could continue to see growth in sales during the upcoming fiscal year but at the same time could experience a decline. In either turn, the Company expects to adhere to its low-cost, high-engagement model, affording a growing number of agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a wide range of economic conditions.

Technology continues to disrupt traditional business models in many different ways. eXp Realty as a residential real estate brokerage generally speaking only maintains the physical footprint of a brokerage that is required by the states we operate in rather than trying to have an office on every corner. With the continual improvement of high speed internet availability, we tend to see the office be more and more mobile for all agents and brokers. We believe that in some cases the physical office actually detracts from collaboration rather than encourages it. We plan on continuing to pursue these efforts through the use of the Cloud-campus and other mobile collaboration platforms. We believe this is beneficial for agents, brokers, and consumers and is a far easier business model to facilitate and grow than one requiring management of the hundreds or thousands of physical offices that would be necessary in a traditional approach in order to cover the geographic footprint that eXp Realty currently covers. The eXp Cloud Office has enabled would be real estate brokers who join the Company to shed enormous overhead expenses and staffing costs while still retaining a percentage of commissions generated by the agents they attract while availing themselves of an opportunity to scale their business in a way that traditional models do not easily support.

Potential challenges for eXp Realty and other brokerages come our way through the large third party syndicators. The relevancy of a brokerage in the face of a significant percentage of lead generation for the agents who work for the firm being generated through third party portals does raise the question of relevancy to the agents that work for the brand. We see this as a real threat to us as a real estate brokerage and we are proactively developing low cost lead generation platforms that our agents can take advantage of which provide significant cost savings vs going through third party syndicators.

As a small brokerage covering a large geographic area it is relatively easy for eXp Realty to generate leads at a lower cost than the portals however as we grow this may become harder and harder to do. In the first quarter of 2015 we launched the Making It Rain program for our agents and brokers to take advantage of. Agents participating in this program have seen leads generated by participants in a range between $7.00 - $40.00 per lead. Leads may become more expensive over time and in some cases may exceed the cost of leads from other third party syndicators so we need to be aware of this and continually innovate on behalf of our agents and brokers again with the goal of being relevant in their business. If agents believe that their business is generated from third party syndicators then it may follow that agents may pursue the lowest expense brokerage in order to maximize their income.

One of the ways that we believe we have been able to grow into as many states and remain relevant is by adopting an agile mindset as a company. In this context eXp Realty continues to regularly deliver value to its agents and brokers, and by prioritizing work based on what our agents and brokers have told us they want, we have been able to develop a company framework that is relevant to our agents and brokers. We have started to implement the Net Promoter Score into how we evaluate ourselves as a company, as well as introducing NPS into how we support our agents and manage transaction flow. By using both NPS and more agile management style, systems we have been able to launch and implement value added features and benefits in short order. We believe this offers us a unique advantage in terms of developing value for our agents and brokers. We believe that using tools like NPS and having an Agile management mindset provides us with a way to stay more relevant to our agents and brokers in an always changing business. We expect that more and more brokerages will eventually use tools similar to NPS and Agile in their management process which may again reduce the speed at which we are able to add value compared to other brokerages however at this point in time we feel this does give us a competitive advantage in growing eXp Realty.

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Three months ended June 30, 2016, compared to the three months ended June 30, 2015

Revenues

During the current three-month period ended June 30, 2016 net revenues increased $7.70 million to $13.28 million as compared to the three-month period ended June 30, 2015 when we generated $5.58 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Three months Ended
	June 30,
	2016	2015	Change

Operating expenses:
Cost of revenues	$11,463,125	$4,767,527	$6,695,598
General and administrative	7,565,698	5,669,105	1,896,593
Professional fees	130,018	98,832	31,186
Sales and marketing	122,285	43,006	79,279
Total operating expenses	$19,281,126	$10,578,470	$8,702,656

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $6.70 million in the current three-month period ended June 30, 2016 as compared to the three-month period ended June 30, 2015 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase of $1.90 million in general and administrative costs in the three-month period ended June 30, 2016 as compared to the three-month period ending June 30, 2015 was driven primarily from an increase of $1.73 million in stock option expense, $350 thousand in payroll expense, and $86 thousand in additional computer and software systems expense was all offset by a decrease in stock compensation expense.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $31 thousand during the three-month period ending June 30, 2016 as compared to the three-month period ended June 30, 2015 was primarily due to higher legal fees with the changes to our corporate governance during the period.

Sales and marketing include costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The cost increase of approximately $79 thousand was due to increased cost in lead capture and other internet marketing for the three-month period ending June 30, 2016 as compared to the three-month period ending June 30, 2015.

Six months ended June 30, 2016, compared to the six months ended June 30, 2015

Revenues

During the current six-month period ended June 30, 2016 net revenues increased $11.39 million to $20.42 million as compared to the six-month period ended June 30, 2015 when we generated $9.03 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Six months Ended
	June 30,
	2016	2015	Change

Operating expenses:
Cost of revenues	$17,574,112	$7,645,271	$9,928,841
General and administrative	8,990,856	6,119,041	2,871,815
Professional fees	273,393	175,435	97,958
Sales and marketing	199,428	89,363	110,065
Total operating expenses	$27,037,789	$14,029,110	$13,008,679

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $9.93 million in the current six-month period ended June 30, 2016 as compared to the six-month period ended June 30, 2015 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase of $2.87 million in general and administrative costs in the six-month period ended June 30, 2016 as compared to the six-month period ending June 30, 2015 was driven primarily from an increase of $2.34 million in stock option expense, $616 thousand in payroll expense, and $152 thousand in additional computer and software systems expense which was all offset by a decrease in stock compensation expense.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $98 thousand during the six-month period ending June 30, 2016 as compared to the six-month period ended June 30, 2015 due to higher accounting fees associated with the preparation of its annual report in addition to legal fees associated with the changes to our Corporate governance during the period.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The cost increase of approximately $110 thousand was due to increased cost in lead capture, internet marketing, and printing materials for the six-month period ending June 30, 2016 as compared to the six-month period ending June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2016	2015	Change

Current assets	$2,447,186	$1,146,521	$1,300,665
Current liabilities	(1,439,884)	(664,210)	(775,674)
Net working capital	$1,007,302	$482,311	$524,991

The Company’s net working capital increased $525 thousand during the six-month period ending June 30, 2016 as compared to December 31, 2015. This increase was primarily driven from an increase in its cash and cash equivalents as of June 30, 2015 as compared to December 31, 2015.

The following table presents our cash flows for the six months ended June 30, 2016 and 2015:

	Six months Ended
	June 30,
	2016	2015	Change

Cash provided by operating activities	$459,618	$2,488	$457,130
Cash used in investment activities	(150,328)	(34,974)	(115,354)
Cash used in financing activities	–	(18,132)	18,132
Net change in cash	$309,290	$(50,618)	$359,908

Net cash provided by operating activities for the six months ended June 30, 2016 was approximately $460 thousand as compared to $2 thousand for the six months ended June 30, 2015. Our increase in cash provided by operations for the first six months of 2016 was primarily caused by the increased participation in the Agent Equity Program which some agents have been paid a portion of their commission income in the form of common stock of the Company thus resulting in $459 thousand less cash outflows for the six months ended June 30, 2016.

Net cash used in investing activities for the acquisition of fixed assets was $150 thousand and $35 thousand for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in spending on investing activities is associated with the Company’s efforts devoted to creating its enterprise application.

Net cash used in financing activities for the six months ended June 30, 2016 was $0. Net cash used in financing activities for the six months ended June 30, 2015 was comprised of $15 thousand used to pay down principal on its notes payable while $3 thousand used for the repurchase and retirement of 12,530 shares of common stock.

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

CRITICAL ACCOUNTING ESTIMATES

Stock-Based Compensation (Intrinsic Value Method)

As of the date of this report, we had 6,785,808 options under our 2013 Incentive Plan outstanding accounted for in accordance with intrinsic value method that were issued prior to becoming a public company. In accordance with US GAAP, we are required to remeasure these awards at each reporting date through the date of exercise or other settlement. The changes are recorded as a component of earnings and included in general and administrative expenses. These fluctuations are based on, among other factors, our thinly traded market, volatility, and potentially wide bid/asks spreads result in the need for our management to use estimates and judgements related to compensation cost recognition associated with these awards.

Based on our current analysis, a 10% change in fair value as of June 30, 2016 would potentially result in the recognition of approximately $1.17 million in compensation expense (benefit) during a six-month period.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have non-cancelable operating lease agreements with various expiration dates through November of 2018.

As previously disclosed, prior to his appointment as a director, Gene Frederick was given incentive compensation as an independent contractor whereby Mr. Frederick could potentially be issued up to an aggregate of 3,000,000 shares of restricted common stock. As of June 30, 2016 and the date of this report, a total of fully vested 250,000 shares had been issued to Mr. Frederick pursuant to that arrangement. The Company and Mr. Frederick are working on an agreement that sets forth the time and performance-based conditions upon which the future issuance and vesting of equity compensation is subject, which will be reported once completed.

As detailed in a Current Report on Form 8-K filed on August 3, 2016, on July 29, 2016 we were pleased to appoint Mr. Russ Cofano to serve as our Chief Strategy Officer and General Counsel. The summary of that agreement contained in the Form 8-K is qualified in its entirety by reference to the entire agreement with Mr. Cofano, which is attached hereto as Exhibit 10.3.

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

CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 20, 2016, subsequent to the end of the most recently completed quarter, our Board of Directors was expanded to six members and two new independent directors, Rick Miller and Randall Miles were appointed to the Board. We believe the following developments represent steps to address some of the material weaknesses in our internal control over financial reporting, which were identified in our Annual Report on Form 10-K for the year ended December 31, 2015:

•	The Company now has three independent directors, representing half of the current Board seats.
•	On July 26, 2016, the Board of Directors established an Audit Committee, comprised solely of independent directors of Messrs. Miller and Miles.
•	The Board determined that Messr. Randall qualifies as an “audit committee financial expert” within the meaning of the rules and regulations promulgated by the SEC.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2016 the Company did not issue any restricted common stock for cash proceeds.

During the six months ended June 30, 2016 the Company repurchased and retired 1,000 shares of common stock in First Cloud Mortgage, Inc. for $1,000 in cash.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit Index

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from Appendix A to our definitive information statement on Schedule 14C filed May 11, 2016)

3.4	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	Letter Agreement with Richard S. Miller dated July 20, 2016

10.2	Letter Agreement with Randall D. Miles dated July 20, 2016

10.3	Employment Offer Letter with Russ Cofano dated July 29, 2016

31.1	Certification of the Chief Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: August 15, 2016	/s/ Alan Goldman
Alan Goldman
Chief Financial Officer

