Form 10-Q
period 2016-09-30
EXP World Holdings, Inc.
filed 2016-11-14
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 11, 2016, the registrant’s outstanding common stock consisted of 51,370,962 shares.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

September 30, 2016

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$944,096	$571,814
Restricted cash	533,374	148,613
Accounts receivable, net of allowance $130,867 and $2,342, respectively	1,333,674	341,643
Prepaids and other assets	404,565	84,451

TOTAL CURRENT ASSETS	3,215,709	1,146,521

OTHER ASSETS
Fixed assets, net	352,288	110,195

TOTAL OTHER ASSETS	352,288	110,195

TOTAL ASSETS	$3,567,997	$1,256,716

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$395,422	$89,984
Customer deposits	533,374	148,613
Accrued expenses	615,268	425,613

TOTAL CURRENT LIABILITIES	1,544,064	664,210

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
eXp World Holdings, Inc. Stockholders' Equity:
Common Stock, $0.00001 par value 220,000,000 shares authorized; 51,370,962 shares and 50,168,195 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	512	502
Additional paid-in capital	29,322,379	6,611,781
Accumulated deficit	(27,263,960)	(5,991,088)
Accumulated other comprehensive income (loss)	6,491	(9,113)
Total eXp World Holdings, Inc. stockholders' equity	2,065,422	612,082
Non-controlling interests in subsidiary	(41,489)	(19,576)

TOTAL STOCKHOLDERS' EQUITY	2,023,933	592,506

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,567,997	$1,256,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015

Net revenues	$15,756,956	$7,419,103	$36,181,796	$16,453,307

Operating expenses
Cost of revenues	13,294,452	6,354,951	30,868,564	14,000,222
General and administrative	16,810,567	(661,707)	25,801,423	5,457,334
Professional fees	140,804	138,001	414,197	313,436
Sales and marketing	158,968	77,011	358,396	166,374

Total expenses	30,404,791	5,908,256	57,442,580	19,937,366

Net income (loss) from operations	(14,647,835)	1,510,847	(21,260,784)	(3,484,059)

Other income and (expenses)
Other income	(432)	319	14	6,902
Interest expense	–	(202)	–	(1,127)

Total other income and (expenses)	(432)	117	14	5,775

Income (loss) from before income tax expense	(14,648,267)	1,510,964	(21,260,770)	(3,478,284)

Income tax expense	(7,444)	(1,244)	(33,015)	(26,967)

Net income (loss)	(14,655,711)	1,509,720	(21,293,785)	(3,505,251)

Net loss attributable to non-controlling interest in subsidiary	8,613	7,388	20,913	7,388

Net income (loss) attributable to common shareholders	$(14,647,098)	$1,517,108	$(21,272,872)	$(3,497,863)

Net income (loss) per share attributable to common shareholders
Basic from continuing operations	$(0.29)	$0.03	$(0.42)	$(0.07)
Diluted from continuing operations	$(0.29)	$0.03	$(0.42)	$(0.07)

Weighted average shares outstanding
Basic	51,225,817	49,714,285	50,929,102	49,211,822
Diluted	51,225,817	51,163,219	50,929,102	49,211,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$(14,655,711)	$1,509,720	$(21,293,785)	$(3,505,251)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	10,515	(13,251)	15,604	(22,663)
Comprehensive income (loss)	(14,645,196)	1,496,469	(21,278,181)	(3,527,914)
Comprehensive loss attributable to non-controlling interest in subsidiary	8,613	7,388	20,913	7,388
Comprehensive income (loss) attributable to common shareholders	$(14,636,583)	$1,503,857	$(21,257,268)	$(3,520,526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(21,293,785)	$(3,505,251)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	38,110	19,010
Stock compensation expense	1,527,110	985,076
Stock option expense	21,183,498	2,751,138

Changes in operating assets and liabilities:
Accounts receivable	(992,031)	(318,223)
Accounts receivable, related party	–	4,744
Prepaids and other assets	(320,114)	(79,172)
Accounts payable	305,438	(9,606)
Accrued expenses	189,655	380,754
Accrued interest	–	(9,397)

CASH PROVIDED BY OPERATING ACTIVITIES	637,881	219,073

INVESTING ACTIVITIES
Acquisition of property and equipment	(281,203)	(37,821)

CASH USED IN INVESTING ACTIVITIES	(281,203)	(37,821)

FINANCING ACTIVITIES
Proceeds from issuance of subsidiary common stock	–	1,950
Repurchase and retirement of subsidiary common stock	(1,000)	–
Exercise of options	1,000	–
Repurchase and retirement of shares	–	(3,132)
Principal payments of notes payable	–	(61,877)

CASH USED IN FINANCING ACTIVITIES	–	(63,059)

Effect of changes in exchange rates on cash and cash equivalents	15,604	(22,663)

Net change in cash and cash equivalents	372,282	95,530

Cash and cash equivalents, beginning of period	571,814	353,374

CASH AND CASH EQUIVALENTS, END OF PERIOD	$944,096	$448,904
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$–	$10,524
Cash paid for income taxes	$33,015	$26,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. dollars)

1.  BACKGROUND AND BASIS OF PRESENTATION

eXp World Holdings, Inc. formerly known as eXp Realty International Corporation (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008.

The Company’s primary operating subsidiary, eXp Realty is a cloud-based real estate brokerage operating in 41 States, the District of Columbia, and in Alberta, Canada. The Company also operates a residential mortgage origination company which currently operates in California, Arizona, New Mexico, Virginia, and Texas. As a cloud-based company, eXp Realty has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Non-controlling interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity. Results of operations attributable to the non-controlling interests are included in the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss. The Company owns an 89.4% interest in First Cloud Mortgage, Inc.

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

Other Comprehensive Income / Loss

The Company incurred other comprehensive income of $10,515 and a loss of $15,604 for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015 the Company incurred losses of $13,251 and $22,663, respectively. Other comprehensive income and loss consisted of foreign exchange translations for all periods presented.

Recently Issued Accounting Pronouncements

In March 2016, FASB issued Accounting Standards Update ASU No. 2016-07 Investments – Equity Method and Joint Ventures (Topic 323). The amendment eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendment is effective for fiscal years and interim periods beginning after December 15, 2016 and should be adopted prospectively with early adoption permitted. The Company is currently evaluating the applicability of the amendment on its future consolidated results of operations and cash flows.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). The amendment provides guidance on the following eight specific cash flow issues:

1.	Debt prepayment or debt extinguishment costs
2.	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing
3.	Contingent consideration payments made after a business combination
4.	Proceeds from the settlement of insurance claims
5.	Proceeds from the settlement of corporate owned life insurance policies including bank-owned life insurance policies
6.	Distributions received from equity method investees
7.	Beneficial interests in securitization transactions
8.	Separately identifiable cash flows and application of the predominance principle

The amendment is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company will evaluate the applicability of the provisions of the amendment on specifically covered transactions as they arise. In the event the Company elects early adoption for one of the specific provisions, the amendment requires early adoption for all eight of the cash flow issues.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impacts of adoption of this ASU on its financial statements.

3. RELATED PARTY TRANSACTIONS

The Company had no known related party balances as of September 30, 2016 or December 31, 2015, respectively.

4. STOCKHOLDERS’ EQUITY

As of September 30, 2016, the Company had 51,370,962 shares of common stock issued and outstanding.

The following provides a summary description of the shares issued during the period ended September 30, 2016:

The Company re-purchased and retired 1,000 shares of common stock in our subsidiary First Cloud Mortgage, Inc. for $1,000 in cash.

The Company issued a total of 133,678 shares of restricted common stock for the exercise of stock options for $1,000 in cash.

During the nine months ended September 30, 2016, the Company issued a total of 1,069,089 shares of common stock and recognized a total of $1,527,110 in compensation cost.

5. STOCK BASED COMPENSATION

Equity Incentive Programs

The Company has various equity based incentive programs available to its officers, directors, employees, real estate agents, consultants, and other independent contractors. The Company measures and recognizes the compensation cost associated with these awards when the applicable performance milestones are achieved and systematically over the requisite service (vesting) period.

On July 29, 2016, the Company granted 128,000 restricted shares of common stock its newly appointed Chief Strategy Officer and General Counsel with a total grant date fair value of $261,120. The first 96,000 restricted shares of common stock vest quarterly over a four-year period from the date of the grant. The remaining 32,000 shares of restricted common stock vest in accordance with the achievement of performance milestones over a four-year period.

As of September 30, 2016, the Company had 1,722,846 unvested shares committed for issuance related to its equity incentive programs.

Intrinsic Value Options

At September 30, 2016, the Company had 6,785,808 stock options outstanding that were granted prior to Company becoming public in September 2013, which the Company accounts for based on the intrinsic value method and re-measures the intrinsic value at each reporting date through the date of exercise or other settlement. Compensation cost or benefit is recognized based on the change in intrinsic value at each reporting date. For the nine months ended September 30, 2016 the Company’s stock options had intrinsic values between $3.61 and $3.74 and the Company recognized stock option expense associated with the change in intrinsic value of $20.4 million. For the nine months ended September 30, 2015 the Company’s stock options had intrinsic values between $0.44 and $0.57 and the Company recognized stock option expense of $2.5 million associated with the change in intrinsic value.

Traditional Fair Value Options

All option awards granted to employees and non-employees subsequent to becoming a public company are recognized, as vested, at their grant date fair value.

During the nine months ended September 30, 2016 the Company granted 4,100,000 stock options. The total grant date fair value of $6,165,294 for the awards issued during the nine months ended September 30, 2016 was calculated with a Black-Scholes Option pricing model with the following assumptions: expected volatility, based on historical stock prices ranging from 165% to 185%; an average expected term of 9.8 years; risk free rates based on U.S. Treasury instruments for the expected term; and no dividend payment expectations.

For the three and nine months ended September 30, 2016 the Company recognized $544 thousand and $727 thousand, respectively, of compensation cost associated with its stock options, exclusive of changes in intrinsic value. The Company recognized $143 thousand and $272 thousand of stock option compensation cost, exclusive of changes in intrinsic value, for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, the Company had 4,437,750 options issued and 448,654 exercisable with a weighted average exercise price of $1.45 and a weighted average remaining term of 9.63 years. The options outstanding as of September 30, 2016 had unrecognized compensation cost of $5.85 million.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of Management, the ultimate liability with respect to current proceedings and claims will not have a material adverse effect upon the Company’s financial position or results of operations.

7. GEOGRAPHIC INFORMATION

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

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

For the nine months ended September 30, 2016	US	CANADA	TOTAL
Net revenues	$35,405,251	$776,545	$36,181,796
Total assets	3,349,537	218,460	3,567,997

For the nine months ended September 30, 2015
Net revenues	$15,393,120	$1,060,187	$16,453,307
Total assets	1,433,417	244,763	1,678,180

8. SUBSEQUENT EVENTS

Discontinued Operations

In October 2016, the Company's Board of Directors approved an action plan to wind down operations of its majority-owned subsidiary, First Cloud Mortgage, Inc. The Company made this determination in order to focus on its core real estate business. For the three and nine months ended September 30, 2016 the Company incurred a loss of $74,023 and $177,046, respectively, net of its non-controlling interest. First Cloud Mortgage has immaterial assets and liabilities primarily consisting of cash and computer equipment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition as of September 30, 2016, and results of operations for the three and nine month periods ended September 30, 2016, as well as our future results.

OVERVIEW

eXp World Holdings, Inc., formerly known as eXp Realty International Corporation (the “Company” or “eXp”), was incorporated in the State of Delaware in July 2008. The Company operates a cloud-based real estate company division (“eXp Realty”) currently in 41 States, the District of Columbia, and in Alberta, Canada. As of September 30, 2016, the Company also operated a residential mortgage loan origination company which operates in California, Arizona, New Mexico, Virginia and Texas. As a cloud-based company, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international real estate brokerage without the burden of physical bricks and mortar or redundant staffing costs.

Continued Accelerated Growth – During the three-month period ending September 30, the Company expanded U.S. geographic reach to 41 states, including the additions of Alaska, New Jersey, and Utah. The Company increased its net real estate brokerage agent and broker base as of September 30, 2016 by 151%, from 721 to 1,816 agents as compared to September 30, 2015; and increased its net sales by 120% from $16.45 million to $36.18 million for the nine months ended September 30, 2016 as compared to September 30, 2015.

RECENT BUSINESS DEVELOPMENTS

On April 6, 2016, the company announced that it had entered into an agreement with Virbela, LLC (“VirBELA”), one of the leading developers of 3-D, avatar-based, immersive online worlds, the same type of environments that the Company has utilized since its inception in building its real estate brokerage. On August 26, 2016, the Company launched its new VirBELA-powered Cloud Campus and migrated all of its real estate agents, brokers and staff into the new environment to facilitate and accommodate engagement by and among the Company’s fast growing base of real estate professionals. With this new Cloud Campus, the Company will be able to support a larger number of individuals on campus than the previous campus which the company licensed from Avaya.

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

On July 29, 2016, the Company announced that Russ Cofano had joined the Company as Chief Strategy Officer and General Counsel. Mr. Cofano brings more than twenty-five-years of real estate industry experience to the Company. Mr. Cofano most recently served as Senior Vice President of industry relations for MOVE, Inc. operator of REALTOR.com® developing strategy and building relationships with the real estate industry's leading organizations, MLSs and technology companies. Mr. Cofano has also served as Chief Executive Officer for the Missouri REALTORS®, the largest trade association in the state of Missouri, and as Vice President and General Counsel for John L. Scott Real Estate, consistently ranked as one of the largest real estate brokerage companies in the nation. He has also served as an advisor to a number of REALTOR® associations and MLSs and as CEO of a real estate CRM technology company. The Company believes that the addition of Mr. Cofano will help the Company manage the rapid rate of growth within its real estate division, and develop and pursue new strategic initiatives across each of its operating divisions while identifying and mitigating risk. On September 23, 2016, Mr. Cofano was promoted to President and General Counsel and is now responsible for all day to day operations of the Company and its subsidiaries.

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

On July 26, 2016, the Board of Directors established an Audit Committee, comprised of independent directors Miller and Miles.

The Board determined that Mr. Miles qualifies as an “audit committee financial expert” within the meaning of the rules and regulations promulgated by the SEC.

In October 2016, the Board of Directors established a Governance Committee; comprised of directors Miller, Sanford, and Miles.

Agent Ownership - In 2016 the Company extended equity incentive programs whereby agents and brokers could become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Agents who qualify, and who remain with the Company in good standing for the duration of a 3-year period following their eligibility notice, can be awarded shares, thereby allowing them to increase their ownership stake in the Company, in further fulfillment of the objective to be an agent-owned brokerage. Towards the end of 2015 the Company set forth and announced what it anticipates will constitute the performance-based incentive programs for the foreseeable future and beyond any particular calendar year. Going forward, the number of shares awarded for performance-based achievements will correspond with the number of agents who are in the organization and, as a result, with the growth and value of our agent-owned company and its underlying stock. The Company, in this way, is maintaining value of awards for those agents who join us in the future, while recognizing the accomplishments and contributions of those who are with us today, minimizing dilution. In 2016, the Company is also continuing a program whereby agents and brokers can elect to receive 5% of their commission payable in the form of restricted Company common stock.

Enterprise Application - To date, the Company has evolved through substantial dependence on independent third-party software and applications which, when taken together, constitute a patchwork that has sustained and supported the Company’s growth but which could become unwieldy prospectively, both for the Company and for its agents and brokers. As the Company continues to introduce and execute on a number of initiatives aimed at accelerating expansion, it has commenced development of an enterprise application in order to move away from the integrations of external systems. The Company continues to work on the development of the enterprise application which the Company hopes will enable it to scale the growth of its real estate brokerage operations without experiencing limitations on functionality.

Building Corporate Infrastructure - To address the rapid growth in agent count, the Company is exerting considerable effort to build scalable systems and processes to support this growth. Some of these include:

•	We hired a controller to manage the accounting department
•	Migrated to a new accounting system and supporting service providers
•	Retained an outside HR consultant to enhance the HR process and well-position the Company to handle new employee growth
•	Retained new outside law firms to handle real estate brokerage compliance, litigation and IP-related matters
•	Retained a new insurance brokerage firm to assess potential gaps in insurance coverage and make application for renewal policies

MARKET CONDITIONS AND TRENDS

The United States housing market was adversely impacted beginning in 2006 by the combination of a number of factors, including but not limited to more stringent lending guidelines, increased unemployment, and an overall macroeconomic decline. Overall U.S. sales volume declined as did the market value of homes which in turn created a swell in foreclosures and mortgage defaults. It was this combination of factors which, in part, served as the impetus for the Company’s business model as traditional real estate brokerages on a large scale experienced a diminishment of revenues without, in many cases, a corresponding reduction in fixed expenses, resulting in an erosion of profits. While markets throughout much of the United States have recovered, recent commentary by the Chief Economist for the National Association of REALTORS® suggests that the recovery may have reached its apex. The Company still estimates that a significant number of real estate brokerages today are not profitable or are marginally profitable due to the impact of high or fixed overhead and a costly struggle to drive higher productivity among their agents. In the event that market activity slows, many traditional real estate brokerage owners will again be pressured by an operating cost structure that isn’t responsive to cyclical turns in the market with overhead costs that hold steady or continue to climb.

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

Technology continues to disrupt traditional business models in many different ways. eXp Realty as a residential real estate brokerage generally speaking only maintains the physical footprint of a brokerage that is required by the states we operate in rather than trying to have an office on every corner. With the continual improvement of high speed internet availability, we tend to see the office be more and more mobile for all agents and brokers. We believe that in some cases the physical office actually detracts from collaboration rather than encourages it. We plan on continuing to pursue these efforts through the use of the Cloud Campus and other mobile collaboration platforms. We believe this is beneficial for agents, brokers, and consumers and is a far easier business model to facilitate and grow than one requiring management of the hundreds or thousands of physical offices that would be necessary in a traditional approach in order to cover the geographic footprint that eXp World Holdings currently covers. The eXp Cloud Office has enabled would be real estate brokers who join the Company to shed enormous overhead expenses and staffing costs while still retaining a percentage of commissions generated by the agents they attract while availing themselves of an opportunity to scale their business in a way that traditional models do not easily support.

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

As a small brokerage covering a large geographic area, it is relatively easy for eXp Realty to generate leads at a lower cost than the portals however as we grow this may become harder and harder to do. In the first quarter of 2015 we launched the Making It Rain program for our agents and brokers to take advantage of. Agents participating in this program have seen leads generated by participants in a range between $7.00 - $40.00 per lead. Leads may become more expensive over time and in some cases may exceed the cost of leads from other third party syndicators so we need to be aware of this and continually innovate on behalf of our agents and brokers again with the goal of being relevant in their business. If agents believe that their business is generated from third party syndicators then it may follow that agents may pursue the lowest expense brokerage in order to maximize their income.

One of the ways that we believe we have been able to grow into as many states and remain relevant is by adopting an agile mindset as a company. In this context eXp Realty continues to regularly deliver value to its agents and brokers, and by prioritizing work based on what our agents and brokers have told us they want, we have been able to develop a company framework that is relevant to our agents and brokers. We have started to implement the Net Promoter Score (“NPS”) into how we evaluate ourselves as a company, as well as introducing NPS into how we support our agents and manage transaction flow. By using both NPS and more agile management style, systems we have been able to launch and implement value added features and benefits in short order. We believe this offers us a unique advantage in terms of developing value for our agents and brokers. We believe that using tools like NPS and having an Agile management mindset provides us with a way to stay more relevant to our agents and brokers in an always changing business. We expect that more and more brokerages will eventually use tools similar to NPS and Agile in their management process which may again reduce the speed at which we are able to add value compared to other brokerages however at this point in time we feel this does give us a competitive advantage in growing eXp Realty.

COMPARATIVE FINANCIAL INFORMATION FROM OUR RESULTS OF OPERATIONS

Three months ended September 30, 2016, compared to the three months ended September 30, 2015

Revenues

During the current three-month period ended September 30, 2016 net revenues increased $8.34 million to $15.76 million as compared to the three-month period ended September 30, 2015 when we generated $7.42 million. The increase as compared to the prior period is a direct result of the increases in sales agent base by over 150% to over 1,800 in 41 states and Canada, resulting in higher sales volume realized.

Operating Expenses

	Three months Ended
	September 30,
	2016	2015	Change

Operating expenses:
Cost of revenues	$13,294,452	$6,354,951	$6,939,501
General and administrative	16,810,567	(661,707)	17,472,274
Professional fees	140,804	138,001	2,803
Sales and marketing	158,968	77,011	81,957
Total operating expenses	$30,404,791	$5,908,256	$24,496,535

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $6.94 million in the current three-month period ended September 30, 2016 as compared to the three-month period ended September 30, 2015 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase of $17.47 million in general and administrative costs in the three-month period ended September 30, 2016 as compared to the three-month period ending September 30, 2015 was driven primarily from an increase of $14.6 million in stock option expense of which approximately $14.1 million was attributable to changes in the intrinsic value and $581 thousand in payroll expense.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $3 thousand during the three-month period ending September 30, 2016 as compared to the three-month period ended September 30, 2015. Professional fees fluctuate on a periodic basis in correlation to non-recurring transactions.

Sales and marketing include costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The cost increase of approximately $82 thousand was due to increased cost in lead capture and other internet marketing for the three-month period ending September 30, 2016 as compared to the three-month period ending September 30, 2015.

Nine months ended September 30, 2016, compared to the nine months ended September 30, 2015

Revenues

During the current nine-month period ended September 30, 2016 net revenues increased $19.73 million to $36.18 million as compared to the nine-month period ended September 30, 2015 when we generated $16.45 million. The increase as compared to the prior period is a direct result of the increased sales agent base and higher sales volume realized.

Operating Expenses

	Nine months ended
	September 30,
	2016	2015	Change

Operating expenses:
Cost of revenues	$30,868,564	$14,000,222	$16,868,342
General and administrative	25,801,423	5,457,334	20,344,089
Professional fees	414,197	313,436	100,761
Sales and marketing	358,396	166,374	192,022
Total operating expenses	$57,442,580	$19,937,366	$37,505,214

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $16.87 million in the current nine-month period ended September 30, 2016 as compared to the nine-month period ended September 30, 2015 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase of $20.34 million in general and administrative costs in the nine-month period ended September 30, 2016 as compared to the nine-month period ending September 30, 2015 was driven primarily from an increase of $21.2 million in stock option expense of which $20.4 million was related to changes in the intrinsic value and $1.2 million in payroll expense.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased approximately $101 thousand during the nine-month period ending September 30, 2016 as compared to the nine-month period ended September 30, 2015 due to higher accounting fees associated with the preparation of its annual report in addition to legal fees associated with the changes to our Corporate governance during the period.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The cost increase of approximately $192 thousand was due to increased cost in lead capture, internet marketing, and printing materials for the nine-month period ending September 30, 2016 as compared to the nine-month period ending September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2016	2015	Change

Current assets	$3,215,709	$1,146,521	$2,069,188
Current liabilities	(1,544,064)	(664,210)	(879,854)
Net working capital	$1,671,645	$482,311	$1,189,334

The Company’s net working capital increased $1.2 million during the nine-month period ended September 30, 2016 as compared to December 31, 2015. This increase was primarily driven from an increase in accounts receivable as of September 30, 2016 as compared to December 31, 2015. The increased receivables were primarily driven by higher total sales volumes during the period ended September 30, 2016 resulting from our increased sales agent base.

The following table presents our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine months ended
	September 30,
	2016	2015	Change

Cash provided by operating activities	$637,881	$219,073	$418,808
Cash used in investment activities	(281,203)	(37,821)	(243,382)
Cash used in financing activities	–	(63,059)	63,059
Net change in cash	$356,678	$118,193	$238,485

Net cash provided by operating activities for the nine months ended September 30, 2016 was approximately $638 thousand as compared to $219 thousand for the nine months ended September 30, 2015. Our increase in cash provided by operations for the first nine months of 2016 was primarily caused by the increased participation in the Agent Equity Program which some agents have been paid a portion of their commission income in the form of common stock of the Company resulting in reduced cash outflows for the nine months ended September 30, 2016.

Net cash used in investing activities for the acquisition of fixed assets was $281 thousand and $38 thousand for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase in spending on investing activities is associated with the Company’s efforts devoted to creating its enterprise application.

The Company did not engage in any material financing transactions as of September 30, 2016. Net cash used in financing activities for the nine months ended September 30, 2015 primarily consisted of $62 thousand used to pay down principal on its notes payable.

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

CRITICAL ACCOUNTING ESTIMATES

There has been no change in our critical accounting estimates as previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2015.

Non-GAAP Measurements

Prior to becoming a public company in 2013, we issued approximately 7.7 million stock options convertible into restricted shares of our common stock at a weighted average exercise price of $0.14 per share. As a private Company, we recognized the related compensation cost associated with these grants under the intrinsic value method in accordance with US GAAP. As required by US GAAP for private companies, and in accordance with the intrinsic value method, we are required to re-measure the intrinsic value at each reporting date through the date of exercise or other settlement, while recognizing the applicable changes in the intrinsic value as a component of operations in the accompanying consolidated statements of operations. Subsequent to becoming a public, and until such time as the options previously issued under the intrinsic value are exercised, canceled, forfeited or modified, we are required to continue to apply the intrinsic value.

Upon becoming a public company, we value stock options at their grant date fair value, and recognize the associated compensation cost systematically over the requisite service or performance period, with no consideration given to market changes in the underlying equity instruments or other assumptions used for valuation purposes on the grant date. If we had the ability to reasonably estimate the fair value of options issued at our inception as a private company, all associated expenses would have been recognized in periods prior to those presented in this report.

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), such as EBITDA, omission of non-recurring or infrequent items, and other omissions of non-cash items whether recurring or non-recurring. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We believe that the omission of non-cash income or expense based on fluctuations in the Company’s stock price, significantly outside of its control, is more reflective of the key factors that affect our operating performance. Since the equity-linked instruments were issued early in our existence, and there being no further performance requirements associated with earning the awards, we believe that omitting these fluctuations provide a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Our management does not evaluate the Company’s performance, either financial or operational, inclusive of fluctuations in the intrinsic value of the awards issued prior becoming a public company.

Eliminating non-cash fluctuations for awards fully earned in prior periods, has limitations as an analytical tool, and you should not consider these omissions either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash requirements for, our working capital needs;
•	this measure does not reflect the further issuance of equity and equity-linked instruments based on grant date fair values with continuing performance and service requirements;
•	this measure does not reflect historical cash expenditures or future requirements for expenditures or contractual commitments.

The following table represents the impacts of the intrinsic value variances on our results of operations for the periods presented:

	Three Months Ended Sept 30, 2016	Three Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015
Net income (loss) attributable to common shareholders	(14,647,098)	1,517,108	(21,272,872)	(3,497,863)
Increase (decrease) in intrinsic value	14,088,341	(1,527,334)	20,456,078	2,478,942
Adjusted net income (loss) attributable to common shareholders	(558,757)	(10,226)	(816,794)	(1,018,921)

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

CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the nine months ended September 30, 2016, our Board of Directors was expanded to six members and two new independent directors, Rick Miller and Randall Miles joined the Board. We believe the following developments represent steps to address some of the material weaknesses in our internal control over financial reporting, which were identified in our Annual Report on Form 10-K for the year ended December 31, 2015:

•	The Company now has three independent directors, representing half of the current Board seats.
•	On July 26, 2016, the Board of Directors established the following an Audit Committees, comprised solely of independent directors of Messrs. Miller and Miles.
•	The Board determined that Messr. Miles qualifies as an “audit committee financial expert” within the meaning of the rules and regulations promulgated by the SEC.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016 the Company did not issue any restricted common stock for cash proceeds.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from our Form 10-Q, filed on May 13, 2016)

3.4	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)

10.2	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015)

31.1	Certification of the Chief Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: November 14, 2016	/s/ Alan Goldman
Alan Goldman
Chief Financial Officer

