Form 10-K
period 2016-12-31
EXP World Holdings, Inc.
filed 2017-03-31
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-55300

EXP WORLD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes [   ]    No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp World Holdings, Inc. was $21,321,475 based on 12,183,700 shares of common stock held by non-affiliates as of June 30, 2016, being $1.75 per share.

The number of shares of the registrant's $0.00001 par value common stock outstanding as of March 31, 2017 was 52,372,181.

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

PART I

Item 1. Business

Corporate Overview

eXp World Holdings, Inc.(“Company”; ”we”) is a cloud-based residential real estate brokerage. Our operations are focused on the use of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs. Our technology focus includes the development of a proprietary cloud based real estate transactional platform.

Description of Business

Operations

We launched our operation in October 2009 with a small number of agents in Washington and Arizona, and have grown to a team of over 3,000 real estate professionals, and operate in most U.S. states and one Canadian province.

We operate over the internet through our website, http://exprealty.com and rely on a cloud-based platform to provide our residential real estate brokerage services. Through our website, buyers can search real-time property listings, and sellers list their properties and gain exposure across the various markets we operate within. We also provide buyers and sellers access to a network of professional, consumer-centric agents and brokers. Additionally, – we deliver marketing, training and other support services to our brokers and agents through a combination of proprietary technology enabled services and technology and support services contracted to third parties. Our brokers and agents leverage our technology, services, data, lead generation and marketing tools to represent residential real estate buyers and sellers to list, find and consummate the purchase or sale of a home.

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

We have adopted a number of cloud-based technologies. Among the technologies we use to operate our business, is our 3D, fully-immersive, cloud office complex which has conference rooms, training centers, individual offices, and in which our management, staff, agents and brokers all work on a daily basis learning from, sharing with, transacting business with, and socializing with their colleagues from different geographic regions by utilizing avatars and USB headsets. In these virtual spaces agents and brokers meet for state-based sales meetings, attend live interactive training and classes, go over commission disbursement authorization forms, build websites and online branding materials, and work on purchase and sales agreements. Moreover, in these virtual spaces new managing brokers are evaluated and approved, our management meets to discuss strategy and vision, and personnel interviews occur. In addition, we have face-to-face meetings, conferences, presentations, retreats and other physical interaction from time to time where circumstance warrant. We also provide physical space to brokers and agents when they need it through a relationship with Regus, which provides access to offices, work space and meeting rooms at Regus locations worldwide.. Furthermore, our cloud office has a fully-staffed transaction and administration office, and a fully-staffed web development, search engine optimization and technical support office. Thus, our cloud office provides agents, teams of agents and brokers with training, education, coaching, mentoring, transaction support, broker support, and technical support. Consequently, our cloud office is our company office for brokers, agents, management and staff, and the cloud office has also eliminated redundant staffing costs. The utilization of this cloud office platform permits us to serve our entire geographic reach.

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

Fee Structure

Our fee structure resulting directly from the cloud office and its impact on profitability has enabled us to offer our agents and brokers a higher split of the gross commission generated from transactions than most traditional real-estate brokerages. This higher fee split along with our unique delivery of support services and the flexibility it provides for brokers and agents has facilitated our growth over the past several years.

We also differentiate ourselves by not charging our agents and brokers royalties or franchise fees. Because we do not house agents in physical brick and mortar offices our agents and brokers also do not pay desk or office fees that are commonplace among competitors. Our agents pay a small monthly technology fee, a modest tuition fee for eXp University (curriculum of professional development classes and real estate vision and training), a transaction processing fee and a liability insurance fee.

Revenue Sharing Plan

Our cloud office has enabled us to introduce and maintain a gross revenue sharing plan whereby each of our agents and brokers can participate in and from which they can realize significant monthly and annual residual overrides on the gross commission income resulting from transactions consummated by agents and brokers who they have attracted to our company, effectively contributing to our growth.

Our gross revenue sharing plan unties one of the industry’s longstanding compensation challenges by providing a vehicle through which agents and brokers can potentially retire with a vested monthly revenue share plan distribution.

Consistent with our commitment to enabling and empowering agents and brokers in pursuit of building a scalable business and organization, our revenue sharing plan allows brokers and agents a financial mechanism to build teams across borders without incurring any expense, oversight responsibility, or liability.

Our Markets

Our primary market is the United States where we currently operate in most U.S. states and one Canadian Province.

Competition

We compete with local, regional, national and international residential real estate brokerages to attract agents, teams of agents, brokers and consumers. We compete primarily on the basis of our culture, collaboration, utilization of cloud based systems and technologies that reduce costs, provide relevant and substantial professional development opportunities, and provide our agents and brokers with an opportunity to generate more business and participate in the growth of our company. We believe that we are the only national real estate brokerage in the United States presently using a 3D immersive office environment  in place of physical brick and mortar locations and as such, we believe that we are well-positioned in our competitive landscape.

Intellectual Property

“eXp Realty” is one of our registered trademarks in the United States. We have also placed the marks “3D MLS”, “3D Listing Service” and “RE Tech Campus” on the United States Patent and Trademark Office’s Supplemental Register. We also own the rights to the domain name http://exprealty.com.

We license software and other proprietary technology upon which we depend to provide our 3D immersive cloud office environment from a third party vendor and the Company holds exclusivity to this technology within the real estate industry. While we currently depend on our relationship with this vendor to provide our cloud office environment in the short term, we believe other alternatives are available in the longer term, should they be needed, to license or develop technology for our cloud office environment.

While we haven’t yet had to, we intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights could result in a substantial cost to, and diversion of effort by, management believes that the protection and defense against infringement of our intellectual property rights are essential to our business.

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

Real estate listings precede sales and a period of poor list activity will negatively impact revenue. Past performance be it weather, seasons, prior month or prior quarter is no assurance of the following month’s or quarter’s revenue and macroeconomic shifts in the markets served could conceal the impact of poor weather and/or seasonality.

Home sales in successive quarters can fluctuate widely due to holidays, national or international emergencies, the school year calendar’s impact on relocation and/or interest rate changes or speculation of pending interest rate changes. Our revenue and operating margins each quarter will remain subject to seasonal fluctuations, poor weather and natural disasters, that combined with macroeconomic market changes may make it difficult to compare or analyze our financial performance effectively across successive quarters.

Furthermore, the residential real estate market and the real estate industry in general has a cyclical nature often defined by a protracted periods of depressed revenues, values, demand, inflated rates of foreclosure, and then economic relief. Consequently, our business is affected by such cycles.

Internal Use Software Development

Beginning in late 2015, we increased our investment in the development of our own cloud-based transaction processing platforms. In this regard, we hired several employees and engaged third party vendors focused on providing our agents and brokers with mobile applications designed to facilitate transactions in an efficient and consumer friendly way.

Government Regulation

We serve the residential real estate industry which is regulated by federal, state and local authorities as well as private associations or state sponsored associations or organizations. We are required to comply with each state, province, county or country’s laws and as well as private governing bodies’ regulations, which combined results in a highly-regulated industry.

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

The Department of Housing and Urban Development promulgated by Regulation X, which implements RESPA.

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

Engaging in the real estate brokerage business requires obtaining a real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that a member or manager of the limited liability company be licensed individually as a real estate broker in that jurisdiction. If applicable, this member or manager is responsible for supervising the licensees and the entity’s real estate brokerage activities within the state.

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

Each third-party organization generally has prescribed policies, bylaws, codes of ethics or conduct, and fees and rules governing the actions of members in dealings with other members, clients and the public, as well as how the third-party organization’s brand and services may or may not be deployed or displayed.

We assign appropriate personnel to manage and comply with third party organization policies and bylaws.

Employees

We presently have approximately 50 full-time employees and approximately 44 real estate brokers which are classified as part-time employees.

All of our agents and non-state managing brokers are classified as independent contractors. Currently, we have over 3,000 agents and brokers.

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

We have a history of operating at losses since our inception in October 2009, although a significant portion of our net losses for fiscal years 2016 and 2015 resulted from increases in intrinsic value of historical stock options, as further described throughout this annual report. Our ability to realize consistent, meaningful revenues and profit over a sustained period has not been established and cannot be assured.

While we believe that we have made significant progress in revenue growth, and managing our overhead by implementing our cloud-based technology strategy, our services must achieve broad market acceptance by consumers and we must continue to grow our geographical reach, attract more agents and brokers, and increase the volume of our residential real-estate transactions. If we are unsuccessful in continuing to gain market acceptance, we will not be able to generate sufficient revenue to continue our business operations and could sustain on-going operating and net losses.

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

We may be unable to effectively manage rapid growth in our business.

We may not be able to scale our business quickly enough to meet the growing needs of our affiliated real estate professionals and if we are not able to grow efficiently, our operating results could be harmed. As the Company adds new real estate professionals, we will need to devote additional financial and human resources to improving our internal systems, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including support of our affiliated real estate professionals as our demographics expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced real estate professional satisfaction. These issues could reduce the attractiveness of our Company to existing real estate professionals who might leave the Company as well as resulting in decreased attraction of new real estate professionals. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

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

We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of federal, state, foreign, county governmental authorities, or private associations and governing boards

We operate in a heavily regulated industry with regulated labor classifications which present significant risk in general for each potential instance where we fail to maintain compliance.

Our brokers and can be classified as an employee or independent contractor and we could potentially misclassify or fail to consistently achieve compliance. Classifications and compliance are subject to the Internal Revenue Service regulations and applicable state law guidelines and penalties.

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

If we do not remain an innovative leader in the real estate industry, we may not be able to grow our business and leverage our costs to achieve profitability.

Innovation has been critical to our ability to compete against other brokerages for clients and agents. For example, we have pioneered the utilization of a 3D immersive online office environment in the residential real estate market which reduces our need for office space and facilitates the transaction of business away from an office. If competitors follow our practices or develop innovative practices, our ability to achieve profitability may diminish or erode. For example, certain other brokerages could develop or license cloud-based office platforms that are equal to or superior to ours. If we do not remain on the forefront of innovation, we may not be able to achieve or sustain profitability.

The market for Internet products and services including, without limitation, 3D immersive experiences, virtual reality and augmented reality is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. The Company’s future success will depend in significant part on its ability to continually improve the performance, features and reliability of its Internet-based virtual environment, its tools and other properties in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in doing so. In addition, the widespread adoption of new virtual reality and augmented reality applications through new technology developments could require fundamental changes in the Company’s services.

Our value proposition for agents and brokers includes allowing them to participate in the gross revenues of our company and is not typical in the real estate industry. If agents and brokers do not understand our value proposition or value its attributes, we may not be able to attract, retain and incentivize agents.

Participation in our gross revenue sharing plan represents a key component of our agent and broker value proposition. Agents and brokers may not understand or appreciate its value. In addition, agents may not appreciate other components of our value proposition including the cloud office platform, the mobility it affords, the systems and tools that we provide to agents and brokers, and the professional development opportunities we create and deliver. If agents and brokers do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we may not be able to attract, retain and incentivize new and existing agents and brokers to grow our revenues.

We may be unable to attract and retain additional qualified personnel.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other real estate brokerages for qualified brokers who manage our operations in each state. We must also compete with technology companies for developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled service and operations professionals, and we may not be successful in attracting and retaining the professionals we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or continues to experience significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

Tens of thousands of consumers, independent contractors, and employees have shared personal information with us during the normal course of our business processing residential real estate transactions. This includes, but is not limited to, social security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers, and email addresses.

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

We depend on the industry experience and talent of our current executives, including our Chairman and Chief Executive Officer, Glenn Sanford; and President and General Counsel, Russell Cofano, Chief Financial Officer Alan Goldman and Chief Executive Officer of eXp Realty, Jason Gesing. We believe that our future results will depend in part upon our ability to retain and attract highly skilled and qualified management. The loss of our executive officers could have a material adverse effect on our operations because other officers may not have the experience and expertise to readily replace these individuals. This is especially relevant because we have not entered into an employment agreement with either our chairman and chief executive officer or our president. To the extent that one or more of our top executives or other key management personnel depart from the Company, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to our business. The Company does not have any key person insurance.

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

We may evaluate potential vendors, suppliers and other business partners for acquisition in order to accelerate growth, but may not succeed in identifying suitable candidates or may acquire businesses that negatively impact us.

As part of our growth strategy, we may evaluate the potential acquisition of businesses offering products or services that complement our services offerings. If we identify a business that we deem to be suitable for acquisition and complete an acquisition, our evaluation may prove faulty and the acquisition may prove unsuccessful. In addition, an acquisition may prove unsuccessful to us because of our inability to effectively execute post-acquisition strategy. We may be unable to successfully integrate the systems and personnel of the acquired businesses. An acquisition could negatively impact our culture or undermine its core values. Acquisitions could disrupt our existing operations or cause management to neglect to focus adequately on our core business. An acquisition could cause potentially dilutive issuances of equity securities, incurrence of debt, contingent liabilities or could cause us to assume or incur unknown or unforeseen liabilities. We intend to evaluate other brokerages for acquisition in order to accelerate growth and may not succeed in identifying suitable candidates or may acquire brokerages that negatively impact us.

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

Except for our employed state brokers, all real estate professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any of our affiliated real estate professionals. Further, if legal standards for classification of real estate professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation and benefits structure for our affiliated real estate professionals in some or all of our markets, including by paying additional compensation or reimbursing expenses.

In the future we could incur substantial costs, penalties and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees, in defending future challenges by our affiliated real estate professionals to our employment classification or compensation practices.

Risk Related to Our Stock

Glenn Sanford, our Principal Executive Officer and Chairman, owns a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and he can take actions that may be adverse to the interests of our stockholders.

Glenn Sanford beneficially owns approximately 41% of our outstanding common stock as of March 15, 2017. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with a controlling stockholder. Mr. Sanford may have the ability to significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board and Director, Mr. Sanford controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 220,000,000 shares of common stock, of which approximately 52.4 million shares were issued and outstanding as of March 31, 2017. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders and we have several equity based compensation plans in place for employees and non-employees. Consequently, all stockholders may experience more dilution in their ownership of our stock in the future.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit an investor’s ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our results of operations are subject to fluctuation that is outside of our control based on the required method of valuing certain historical stock options in a manner tied to the Company’s stock price.

Prior to becoming a public company in 2013, we issued approximately 7.1 million options convertible into restricted and unregistered shares of common stock. Subsequent to becoming a public company, and in accordance with US GAAP, we are required to remeasure the intrinsic value of these awards at each reporting date through the date of exercise or other settlement. The changes are recorded as a component of earnings and included in general and administrative expenses. Based on our current analysis, a 10% change in the intrinsic value of the options, in consideration of quoted market prices as of December 31, 2016, would potentially result in the recognition of approximately $2,617,000 of compensation expense (benefit). Additionally, the recognition of any significant fluctuation in the intrinsic value of these outstanding awards could swing operating results from a loss to income, and vice versa, in future periods.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal corporate office has approximately 900 square feet and is located at 1321 King St. Suite 1, Bellingham, WA 98229 in a leased facility. The lease expires on December 31, 2017. Our principal administrative and finance operations are located in Reno, Nevada with its lease expiring on April 30, 2017. This facility accommodates our principal administrative and finance operations. We also lease small office spaces in a number of the US states that we operate in order to comply with state regulatory and licensing requirements and, in certain instances, to provide office space to our managing state brokers and drop-in space for our agents. In some of these instances, the state managing brokers are financially responsible for a significant portion of the rental expense associated with a leased office space. We generally do not provide office space for the agent workforce other than for drop-in service. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will be available for lease to meet future needs.

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

	Low Bid	High Bid
2016
First Quarter	$0.61	$1.15
Second Quarter	$1.12	$1.89
Third Quarter	$1.60	$5.80
Fourth Quarter	$3.50	$5.84

2015
First Quarter	$0.19	$0.40
Second Quarter	$0.40	$2.07
Third Quarter	$0.07	$1.00
Fourth Quarter	$0.59	$0.84

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

Transfer Agent

Our transfer agent is Island Stock Transfer with an office at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders of Our Common Stock

As of March 31, 2017, there are 52,372,181 issued and outstanding shares of our common stock held by a total of approximately 900 stockholders of record.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common stock, our intention is to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,822,558	$0.67	4,831,349
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	10,822,558	$0.67	4,831,349

2013 Stock Option Plan

On September 27, 2013, we adopted a stock option plan. The purpose of the stock option plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the stock option plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non–qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the stock option plan) who are subject to tax in the United States may receive “incentive stock options”, and non–United States residents may receive awards of “non-qualified stock options”. The number of shares of our common stock issuable under the plan is 10,000,000. As of March 31, 2017, there were stock options to purchase an aggregate of 6,542,558 shares of our common stock outstanding with 3,297,764 available for future issuances.

2015 Equity Incentive Plan

On March 12, 2015, we adopted an equity incentive plan. The purpose of the equity incentive plan is to retain the services of valued key employees, directors, officers and consultants and to encourage commitment and motivate excellent performance. Our employees, consultants and directors are eligible to participate in the 2015 Equity Incentive Plan as determined by the Board. The following equity awards may be granted under the equity incentive plan: “incentive stock options”, “non-qualified stock options,” shares of restricted stock, restricted stock units and other stock-based awards; provided, that “incentive stock options” may be granted only to employees. The number of shares of our common stock issuable under the plan is 8,000,000. As of March 31, 2017, there were stock options to purchase an aggregate of 4,280,000 shares of our common stock outstanding with 1,533,585 available for future issuances.

Recent Sales of Unregistered Securities

The following provides a discussion of our recent sales of unregistered securities that have not been previously disclosed:

In January 2017, we issued 49,231 shares of restricted and unregistered shares of common stock to accredited investors in private placement transactions for gross cash proceeds totaling $160,000.

In December 2016, we issued 184,615 shares of restricted and unregistered shares of common stock to accredited investors in private placement transactions for gross cash proceeds totaling $600,000. In conjunction with the issuance, we incurred expenses of $67,794 (of which $49,980 were paid as of December 31, 2016).

The restricted shares sold to third party investors were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. Each such third-party investor represented to the Company that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, (ii) is knowledgeable, sophisticated and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company.

During the year ended December 31, 2016, we issued 159,678 shares of restricted and unregistered common stock for cash proceeds totaling $4,900 related to the exercise of stock options.

During the year ended December 31, 2016, we issued a total of 1,804,191 shares of restricted and unregistered common stock for employee and non-employee compensation totaling $5,559,881.

During the year ended December 31, 2015, we issued a total of 1,613,816 shares of restricted and unregistered common stock for employee and non-employee compensation totaling $1,293,077.

All of the securities issued to employees and consultants were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. With the exception of executive officers and directors, no employee or consultant received more than 5% of compensation owed to such service provider. In addition, all service providers receiving equity as compensation pursuant to the 2015 Agent Equity Program have made representations to the Company, including, without limitation, that it is knowledgeable, sophisticated and experienced in making investment decisions of this kind, or has consulted with its legal and financial advisers regarding the suitability of receiving equity as compensation; understands the restricted nature of the securities issued; and (iii) has had adequate access to information about the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial condition and results of operations as of December 31, 2016, and 2015, as well as our future results.

OVERVIEW

We are a cloud-based real estate brokerage organization operating in most U.S. states and one Canadian Province. As a cloud-based real estate brokerage for the residential real estate market, we have embraced and adopted a number of cloud-based technologies in order to grow into an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

Accelerating Growth

If 2015 was a year of foundational growth, 2016 was the year that eXp Realty became a true national presence as it increased its net real estate brokerage agent and broker base from just over 850 at the beginning of the year to over 2,400 at the end of 2016, serving markets in most U.S. states and one Canadian Province.

Agent Ownership

In 2015, the Company extended equity incentive programs whereby agents and brokers of eXp Realty could become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under this program, agents and brokers who qualify, and who remain with eXp Realty in good standing for 3 years following their eligibility notice, can be awarded shares in the Company, in furtherance of the Company’s objective to operate an agent-owned brokerage. In 2016, approximately 1,400 of our agents and brokers were granted equity awards due to reaching milestones set around production and agent attraction efforts, all of which have a 3-year vesting requirement.

In 2015, the Company also introduced a program whereby agents and brokers could elect to receive 5% of their commission payable in the form of restricted Company common stock. In 2016, approximately 825 eXp Realty agents and brokers took advantage of this program resulting in 785,504 restricted and unregistered shares of common stock being issued. This agent equity program continues to be another element in creating a culture of agent-ownership.

EXPI and Platform Thinking

In recent years, propelled by technology, numerous brokerage firms and others that serve the real estate ecosystem have used education, training and coaching as an attractor in order to develop a following and/or customers.  ActiveRain was one of the first companies to push into education with ActiveRain University. They were later acquired by Market Leader which was eventually purchased by Trulia and most recently acquired by Zillow.  Zillow had their own educational outreach initiatives called Zillow Academy.

Numerous real estate coaches provide training and classes in facilitation of selling coaching services, whether to brokerages on a vendor basis or to individual agents outside of their brokerage relationships. Some of the largest brokerage companies have developed coaching programs internally and have plugged individual coaches into the program or system with the named program or system as the marketed brand and source of value rather than the individual coach or trainer. The consequence to the individual coach can be limiting in terms of marketing their own talents and expertise, building a business around those talents, or customizing instruction for each individual agent/client. Additionally, plugging agents and coaches into a program or system and tying their success to that program or system limits, if not prevents, an agent from identifying and selecting a coach whose skill set and approach best matches their needs and/or learning style.

eXp Realty has held firm in its belief that each individual agent delivers value to individual home buyers and sellers in different ways depending upon the knowledge, skills or niche of the agent and the needs and wants of the consumer. Consumers work with agents because of their skills and service individually and generally place greater weight on those individual skill sets, service levels and style than they do on the brokerage brand with which the agent is affiliated. eXp Realty is working to develop a model and infrastructure for an internal coaching program which approaches the relationship between coach and agent with a similar philosophy. The needs of individual agents vary as do the methods of instruction that are most effective for their learning. This approach aims to offer coaching that draws upon, highlights, promotes and supports some of the best coaches in the industry based upon their individual talents and the corresponding fit to the particular needs to our individual, entrepreneurial professionals.

MARKET CONDITIONS AND TRENDS

According to the National Association of REALTORS (“NAR”), home sale transaction volume increased 8% in 2016 as a result of both an increase in the number of home sale transactions, combined with average home sale price growth. Also according to NAR, the housing affordability index has continued to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 165 for 2016 and 166 for 2015. The housing affordability index remains significantly higher than the average of 127 for the period from 1970 through 2016.

A part of this involves favorable mortgage rate conditions. Mortgage rates increased approximately 75 basis points from September 30, 2016 to December 31, 2016, but continue to be at historically low levels. While any increase to mortgage rates can adversely impact housing affordability, we believe that rising wages, improving consumer confidence and continued low inventory levels will result in favorable demand conditions and existing home sale volume growth.

According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgages averaged 4.2% at December, 2016, and 3.7% and 3.9%, respectively, through 2016 and 2015. To the extent that mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter term mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.

While mortgages rates are positively impacting home sale volume, low housing inventory levels have the opposite effect. According to NAR, the inventory of existing homes for sale in the U.S. was 1.7 million and 1.8 million at the end of December 2016 and December 2015, respectively. The December 2016 inventory represents a national average supply of 3.6 months at the current home sales pace which is below the 6.1 month 25-year average.

Additional factors offsetting the positive impact of low mortgage rates include the ongoing rise in home prices, less than favorable mortgage underwriting standards and some would-be home sellers having limited or negative equity in homes. Mortgage credit conditions tightened significantly during the recent housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing, mortgages remain less available to some borrowers and it frequently takes longer to close a residential transaction due to current mortgage and underwriting requirements.

Beginning on October 3, 2015, the Consumer Financial Protection Bureau’s (“CFPB”) new three-day advance closing disclosure rule, known as TILA-RESPA Integrated Disclosure (“TRID”), became effective for new loan applications. These significant new regulations caused closing delays throughout the industry, including at eXp Realty. NAR’s Economists’ Outlook report published on October 12, 2016 reported that the average additional time from contract-to-close for U.S. residential home sales reached the peak at 5.7 days in December 2015 and has eased to 3.4 days in September 2016.

Existing Home Sales

According to NAR, for the year ended December 31, 2016, existing home sale transactions increased to 5.5 million homes or up 4% compared to 2015. For the year ended December 31, 2016, eXp Realty home sale transactions increased 137% compared to 2015. Our home sale transactions were impacted by the growth of our agent base which grew from approximately 850 at the end of 2015 to over 2,400 by the end of 2016.

As of their most recent releases, NAR is forecasting existing home sales to increase 2% in 2017 and another 4% in 2018.

Existing Home Sale Price

NAR reported that the existing home sale average price increased 4% compared to 2015, similar to the increases we experienced. The price increase was primarily due to a broader mix of eXp agents in more markets across the country.

We believe primary drivers to the long-term demand for housing and the growth of our company to support that demand are housing affordability, the general economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, job growth, the inherent benefits of owning a home versus renting and the influence of local housing dynamics of supply versus demand. As of the end of 2016, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty. Regardless of whether the housing market continues to grow or slows, eXp Realty expects to adhere to its low-cost, high-engagement model, affording a growing number of agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a wide range of economic conditions.

The use of lead generation technology and customer relationship management (“CRM”) applications is seen by many real estate agents as an essential component to support a thriving business. In October, 2016, eXp Realty announced that it had entered into a strategic relationship with Commissions, Inc. (“CINC”), one of the industry’s most respected lead generation and CRM providers, to build an enterprise application for eXp Realty called “Powered by CINC”. While eXp Realty presently offers lead generation technology to its agents through a relationship with Kunversion, another industry leader, this new relationship with CINC is designed to allow eXp Realty to deliver even more value to its agents through cutting edge IDX websites and what many call the industry’s best CRM. All eXp Realty agents will receive access to the CINC platform as part of a small $50 per month technology fee. The Powered by CINC platform went live in the first quarter of 2017. Agents will also receive Kunversion for some period after the go-live date.

One of the ways that we believe we have been able to grow into as many states and in our opinion remain relevant is by adopting an agile mindset as a company. In this context eXp Realty continues to regularly deliver value to our agents and brokers, and by prioritizing work based on what our agents and brokers have told us they want, we have been able to develop a company framework that is relevant to our agents and brokers. We have started to implement the Net Promoter Score (“NPS”) into how we evaluate ourselves as a company, as well as introducing NPS into how we support our agents and manage transaction flow. By using both NPS and more agile management style, systems we have been able to launch and implement value added features and benefits in short order. We believe this offers us a unique advantage in terms of developing value for our agents and brokers. We believe that using tools like NPS and having an agile management mindset provides us with the means to stay more relevant to our agents and brokers in an always changing business. We expect that more and more brokerages will eventually use tools similar to NPS and Agile in their management process which may again reduce the speed at which we are able to add value compared to other brokerages however at this point in time we feel this does give us a competitive advantage in growing eXp Realty.

Results of Operations for the years ended December 31, 2016 and 2015

Revenues

During the year ended December 31, 2016, net revenues increased approximately 137% to $54,179,511 from the prior annual period ended December 31, 2015. Our gross revenue increased partially by our on-going success in attracting additional agents and brokers resulting in a higher overall volume of completed transactions. Additionally, our success in attracting more seasoned and successful agents and brokers resulted in higher gross revenue transactions than we experienced in the prior periods. As we continue to focus our growth on organic expansion, by attracting additional agents and brokers in untapped geographical North American markets, we expect that our gross revenue will increase significantly for at least the next twelve months.

Operating Expenses

	Twelve Months Ended
	December 31,
	2016	2015	Change
Operating expenses:
Cost of revenues	$46,726,533	$19,456,409	$27,270,124
General and administrative	32,237,501	7,257,961	24,979,540
Professional fees	645,024	439,763	205,261
Sales and marketing	570,844	211,456	359,388

Our cost of revenue fluctuates in direct correlation with our gross revenue based on its incurrence being driven by agent commissions and revenue sharing. In addition to fees generated from residential real estate transactions, we generate revenue from fees charged to our agents for monthly access to our technology tools and training platform. The slight decrease in our gross margins, from 14.9% in 2015 to 13.8% in 2016 is related to slight increases in additional fees incurred to attract new agents and brokers to support our aggressive growth strategy.

General and administrative costs consist of wages, including non-cash based fluctuations in stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase in general and administrative costs for the year ended December 31, 2016 was primarily attributable to the re-measurement in the intrinsic value of equity-awards outstanding prior to 2013 totaling $20,495,234. Excluding this re-measurement cost, our general and administrative costs increased by $7,855,669 compared to the same period ended December 31, 2015. This increase is primarily related to increases related to the 85% increase in full-time employees inclusive of officer level individuals with higher salaries and stock based awards; and additional facilities costs to support our approximate 180% increase in brokers and agents.

Professional fees include costs related to legal, accounting, and other consultants. The approximate 47% increase in our professional fees primarily related to non-recurring fees associated with the engagement of professional service providers to support the execution of our agent and broker growth initiatives. During 2016, we engaged additional third parties to expand our market awareness programs.

Sales and marketing include costs related to lead capture, digital and print media, trade shows, in addition to other promotional materials. The approximate 170% increase during 2016 was the result of our growth in the number of agents and brokers, and expanding our brand awareness in existing and prospective geographical regions.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	December 31,
	2016	2015	Change

Current assets	$5,565,642	$1,146,521	$4,419,121
Current liabilities	(3,577,021)	(664,210)	(2,912,811)
Net working capital	$1,988,621	$482,311	$1,506,310

Our net working capital increase is primarily the result of the completion of a private placement of our restricted and unregistered shares sold in December 2016 for net cash proceeds of $532,206. At December 31, 2016, we had a significant number of transactions pending, resulting in receivables of $3,015,767, a 783% increase from December 31, 2015. Further, related to the large number of pending transactions as of December 31, 2016, our current liabilities increased by approximately 437% from December 31, 2015 primarily related to outstanding commissions payable of $2,417,621.

The following table presents our cash flows for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015	Change
Cash provided by operating activities	$1,024,277	$346,186	$678,091
Cash (used in) investing activities	(416,672)	(57,116)	(359,556)
Cash provided by (used in) financing activities	493,698	(63,059)	556,757

Net cash provided by operating activities for the year ended December 31, 2016 increased by approximately 195% from 2015 primarily as a result of the continued success we are experiencing in our Agent Equity Program providing for the settlement of commissions earned in the form of restricted and unregistered shares of common stock. Additionally, our sales volumes significantly increased year over year.

Our investing activities for December 31, 2016 and 2015 solely consisted of the acquisition of fixed assets. In addition to leasing and furnishing new office space in Reno, we continued aggressive improvement to our core cloud office platform and transactional management systems. Throughout the next year, we expect to continue to allocate additional resources for the further development and improvement of our technology.

In 2016, we generated gross cash proceeds from the sale of shares of our restricted and unregistered common stock totaling approximately $600,000. In addition, we financed certain insurance policies totaling approximately $53,000. Off-setting the cash received from the above financing activities, we purchased the non-controlling interest in First Cloud Mortgage for a total of $97,000. We did not enter into any significant financing transaction during 2015. As we continue to pursue or aggressive growth plans, we may pursue additional private placements of our common stock or other financing options.

Our future capital requirements will depend on many factors, including our level of investment in technology and our rate of growth into new markets. Our capital requirements may be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes in which we currently operate. We anticipate that between our current cash position and cash flow from ongoing operations we have the necessary resources to continue operating our business over the next 12 months. In order to support and achieve our future growth plans, we may have a need or find it advantageous to obtain additional funding through equity or debt financing.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all.

CRITICAL ACCOUNTING ESTIMATES

Stock-Based Compensation (Intrinsic Value Method)

Prior to becoming a public company in 2013, we issued approximately 7.1 million options convertible into restricted and unregistered shares of common stock through April 13, 2023. While operating as a private company, our management experienced difficulty in developing reasonable estimates of the value of these options without the incurrence of unreasonable cost and effort. In this regard, our management considered fluctuations based on, among other factors, the lack of liquidity of the underlying stock; volatility in the residential real-estate market and its corporate participants; the relative lack of our brand awareness in a highly competitive industry with several participants having substantial financial means; the unprovability of the probability of our success based on our innovative agent and broker compensation models; the majority controlled ownership, and our history of operating losses. The consideration of these factors resulted in our management determining the most reasonable approach to estimating the fair value of the awards was based on the intrinsic value method.

Subsequent to becoming a public company, and in accordance with US GAAP, we are required to remeasure the intrinsic value of these awards at each reporting date through the date of exercise or other settlement. The changes are recorded as a component of earnings and included in general and administrative expenses.

Based on our current analysis, a 10% change in the intrinsic value of the options, in consideration of quoted market prices as of December 31, 2016, would potentially result in the recognition of approximately $2,617,000 of compensation expense (benefit). Additionally, the recognition of any significant fluctuation in the intrinsic value of these outstanding awards could changes operating result results from a loss to income, and vice versa, in future periods.

Non-GAAP Measurements

As further discussed above, we had approximately 7.1 million outstanding stock options exercisable into restricted shares of our common stock at a weighted average exercise price of $0.14 per share, measured using the intrinsic value method. In accordance with US GAAP and Rules and Regulations as promulgated by the Securities and Exchange Commission (“SEC”), we were unable to retroactively apply the fair value method to awards previously outstanding under the intrinsic value method. In accordance with the intrinsic value method, we are required to re-measure the intrinsic value at each reporting date through the date of exercise or other settlement, while recognizing the applicable changes in the intrinsic value as a component of operations in the accompanying consolidated statements of operations.

Upon becoming a public company, we value stock options at their grant date fair value, and recognize the associated compensation cost systematically over the requisite service or performance period, with no consideration given to market changes in the underlying equity instruments or other assumptions used for valuation purposes on the grant date. If we had the ability to reasonably estimate the fair value of options issued at our inception as a private company, all associated expenses would have been recognized in prior periods as the awards vested without giving effect to re-measurement through the date of exercise or expiration.

The SEC has adopted rules to regulate the use in filings with the SEC, and in public disclosures of financial measures, that are not in accordance with US GAAP, such as EBITDA, omission of non-recurring or infrequent items, and other omissions of non-cash items whether recurring or non-recurring. These measures are derived from methodologies other than in accordance with US GAAP.

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

Eliminating non-cash fluctuations for awards fully earned in prior periods, has limitations as an analytical tool, and you should not consider these omissions either in isolation or as a substitute for analyzing our results as reported under US GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash requirements for, our working capital needs;
•	this measure does not reflect the further issuance of equity and equity-linked instruments based on grant date fair values with continuing performance and service requirements;
•	this measure does not reflect historical cash expenditures or future requirements for expenditures or contractual commitments.
•	the recognition of significant intrinsic value fluctuations may result in the recognition of net income or losses that are not correlated to our business operations.

The following table represents the impacts of the intrinsic value variances on our results of operations for the periods presented:

	Years Ended
	December 31,
	2016	2015
Net loss attributable to common stockholders	$(26,013,473)	$(4,581,449)
Increase in intrinsic value	20,495,234	3,371,363
Adjusted net loss	$(5,518,239)	$(1,210,086

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of eXp World Holdings, Inc.

Bellingham, Washington

We have audited the accompanying consolidated balance sheet of eXp World Holdings, Inc. (“Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eXp World Holdings, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Salt Lake City, Utah

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of eXp World Holdings, Inc.

Bellingham, Washington

We have audited the accompanying consolidated balance sheet of eXp Realty World Holdings, Inc. as of December 31, 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eXp World Holdings, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WSRP, LLC

WSRP, LLC

Salt Lake City, Utah

March 15, 2016

EXP WORLD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,684,608	$571,814
Restricted cash	481,704	148,613
Accounts receivable, net of allowance $133,845 and $2,342, respectively	3,015,767	341,643
Prepaids and other assets	383,563	84,451

TOTAL CURRENT ASSETS	5,565,642	1,146,521

OTHER ASSETS
Fixed assets, net	538,405	110,195

TOTAL OTHER ASSETS	538,405	110,195

TOTAL ASSETS	$6,104,047	$1,256,716

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$317,420	$89,984
Customer deposits	481,704	148,613
Accrued expenses	2,742,119	425,613
Notes payable	35,778	–

TOTAL CURRENT LIABILITIES	3,577,021	664,210

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
eXp World Holdings, Inc. Stockholders' Equity: Common Stock, $0.00001 par value 220,000,000 shares authorized; 52,316,679 shares and 50,168,195 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	523	502
Additional paid-in capital	34,526,859	6,611,781
Accumulated deficit	(32,004,561)	(5,991,088)
Accumulated other comprehensive income (loss)	4,205	(9,113)
Total eXp World Holdings, Inc. stockholders' equity	2,527,026	612,082
Non-controlling interests in subsidiary	–	(19,576)

TOTAL STOCKHOLDERS' EQUITY	2,527,026	592,506

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,104,047	$1,256,716

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
Net revenues	$54,179,511	$22,866,787

Operating expenses
Cost of revenues	46,726,533	19,456,409
General and administrative	32,237,501	7,257,961
Professional fees	645,024	439,763
Sales and marketing	570,844	211,456

Total expenses	80,179,902	27,365,589

Net income (loss) from operations	(26,000,391)	(4,498,802)

Other income and (expenses)
Other income	15	23
Interest expense	(370)	(1,127)

Total other income and (expenses)	(355)	(1,104)

Income (loss) from before income tax expense	(26,000,746)	(4,499,906)

Income tax expense	(42,528)	(103,069)

Net income (loss)	(26,043,274)	(4,602,975)

Net loss attributable to non-controlling interest in subsidiary	29,801	21,526

Net income (loss) attributable to common shareholders	$(26,013,473)	$(4,581,449)

Net income (loss) per share attributable to common shareholders
Basic from continuing operations	$(0.51)	$(0.09)
Diluted from continuing operations	$(0.51)	$(0.09)

Weighted average shares outstanding
Basic	51,081,949	49,409,266
Diluted	51,081,949	49,409,266

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015
Net income (loss)	$(26,043,274)	$(4,602,975)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	13,318	(7,571)
Comprehensive income (loss)	(26,029,956)	(4,610,546)
Comprehensive loss attributable to non-controlling interest in subsidiary	29,801	21,526
Comprehensive income (loss) attributable to common shareholders	$(26,000,155)	$(4,589,020)

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2014	48,566,909	$486	$1,824,361	$(1,409,639)	$(1,542)	$–	$413,666

Stock compensation expense	1,613,816	16	1,293,061	–	–	–	1,293,077
Stock option expense	–	–	3,497,491	–	–	–	3,497,491
Issuance of subsidiary common stock	–	–	–	–	–	1,950	1,950
Repurchase and retirement of shares	(12,530)	–	(3,132)	–	–	–	(3,132)
Foreign currency translation (loss)	–	–	–	–	(7,571)	–	(7,571)
Net loss	–	–	–	(4,581,449)	–	(21,526)	(4,602,975)
Balance, December 31, 2015	50,168,195	$502	$6,611,781	$(5,991,088)	$(9,113)	$(19,576)	$592,506
			–	–	–	–	–
Stock issued for cash at $3.25 per share, net of issuance costs	184,615	2	532,204	–	–	–	532,206
Exercise of options	159,678	2	4,898	–	–	–	4,900
Stock compensation expense	1,804,191	17	5,559,881	–	–	–	5,559,898
Stock option expense	–	–	21,964,472	–	–	–	21,964,472
Acquisition of non-controlling interest	–	–	(146,377)	–	–	49,377	(97,000)
Foreign currency translation (loss)	–	–	–	–	13,318	–	13,318
Net loss	–	–	–	(26,013,473)	–	(29,801)	(26,043,274)
Balance, December 31, 2016	52,316,679	$523	$34,526,859	$(32,004,561)	$4,205	$–	$2,527,026

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(26,043,274)	$(4,602,975)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	58,374	26,304
Stock compensation expense	5,559,898	1,293,077
Stock option expense	21,964,472	3,497,491
Deferred tax asset	–	75,196

Changes in operating assets and liabilities:
Accounts receivable	(2,692,198)	(158,617)
Accounts receivable, related party	–	6,000
Prepaids and other assets	(359,112)	(9,778)
Restricted cash	(333,091)	(7,105)
Customer deposits	333,091	7,105
Accounts payable	227,436	10,595
Accrued expenses	2,308,681	218,290
Accrued interest	–	(9,397)

CASH PROVIDED BY OPERATING ACTIVITIES	1,024,277	346,186

INVESTING ACTIVITIES
Acquisition of property and equipment	(416,672)	(57,116)

CASH USED IN INVESTING ACTIVITIES	(416,672)	(57,116)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	600,000	–
Common stock issuance transaction costs	(49,980)	–
Proceeds from issuance of subsidiary common stock	–	1,950
Repurchase and retirement of subsidiary common stock	(97,000)	–
Proceeds from exercise of options	4,900	–
Repurchase and retirement of shares	–	(3,132)
Proceeds from issuance of notes payable	53,498	–
Principal payments of notes payable	(17,720)	(61,877)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	493,698	(63,059)

Effect of changes in exchange rates on cash and cash equivalents	11,491	(7,571)

Net change in cash and cash equivalents	1,112,794	218,440

Cash and cash equivalents, beginning of period	571,814	353,374

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,684,608	$571,814
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$369	$10,524
Cash paid for income taxes	$42,013	$24,313

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$69,912	$–
Common stock issuance costs in accounts payable	$17,814	$–

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

1.	BACKGROUND

eXp World Holdings, Inc. (“Company” or “eXp”; formerly known as eXp Realty International Corporation) was incorporated in the State of Delaware in 2008. The Company is a cloud-based real estate brokerage operating in most U.S. states and one Canadian Province. As a cloud-based real estate brokerage for the residential real estate market, eXp has embraced and adopted a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of presentation and fiscal year

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and are expressed in US dollars. The Company’s fiscal year end is December 31. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of eXp World Holdings, Inc., and its subsidiaries; eXp Realty Holdings, Inc.; First Cloud Mortgage, Inc. (dormant as of December 31, 2016); eXp Realty Associates, LLC; eXp Realty, LLC; eXp Realty of California, Inc.; eXp Realty of Canada, Inc.; and eXp Realty of Connecticut, LLC. All inter-company accounts and transactions have been eliminated upon consolidation.

Non-controlling interests

Non-controlling interests in the Company’s subsidiaries are reported as a component of equity, separate from the parent company’s equity. Results of operations attributable to the non-controlling interests are included in the Company’s consolidated statements of operations and consolidated statements of comprehensive income (loss). As of December 31, 2016, the Company acquired the previously outstanding non-controlling interest in First Cloud Mortgage, Inc. Upon obtaining 100% interest, the Company inactivated First Cloud. For the years ended December 31, 2016 and 2015, the activities of First Cloud did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. From time to time, the Company’s cash deposits exceed federally insured limits. The Company has not experienced any losses resulting from these excess deposits.

Restricted cash

The Company’s restricted cash balance of $481,704 and $148,613 at December 31, 2016 and 2015, respectively, consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released from escrow.

Fair value measurements

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

The fair value of cash and cash equivalents, accounts and other receivables, accounts payable, accrued expenses, and notes payable approximates their carrying value due to their short-term maturities.

Allowance for doubtful accounts

A portion of the Company’s accounts receivable are derived from non-commission based technology fees. These accounts receivable are typically unsecured. Allowances for doubtful accounts are estimated based on historical collection experience and periodically reviewed by management. The Company typically does not experience material uncollectible accounts.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar and the functional currency of the Company’s foreign subsidiaries is the local currency of their country of domicile. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company does not employ any derivative or hedging strategy to offset the impact of foreign currency fluctuations.

Fixed assets

Fixed assets are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives.

Computer hardware and software:       3 to 5 years

Furniture, fixtures and equipment:       5 to 7 years

Maintenance and repairs are expensed as incurred. Expenditures that substantially increase an asset’s useful life or improve an asset’s functionality are capitalized.

The Company capitalizes the costs associated with developing its internal-use cloud-based residential real-estate transaction system. Capitalized costs are primarily related to costs incurred in relation to internally created software during the application development stage including costs for upgrades and enhancements that result in additional functionality.

Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. When assets are considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Stock based compensation

The Company issues unregistered and restricted equity and equity linked instruments to employees and non-employees in lieu of cash for the receipt of goods and services. Share-based payment transactions with non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable and expensed in the periods the goods and services are received.

The Company expenses the grant date fair value of its employee stock based compensation over the requisite service period and / or upon the achievement of certain performance milestones.

Revenue recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered, and collectability of the resulting receivable is reasonably assured.

Commission Revenue

The Company derives the majority of its revenue from assisting home buyers and sellers in listing, marketing, selling, and finding residential real estate. Commissions earned as agents in residential real estate transactions are recorded on a gross basis upon closing of a transaction (purchase or sale), commonly referred to gross commission income (presented net of fees and expenses in accompanying consolidated statement of operations). Real estate agent commissions paid, concurrently recognized with the closing of each transaction, are presented as costs of revenues in the accompanying consolidated statements of operations.

Non-Commission Revenue

Non-commission revenues are derived primarily from agent and broker training fees, known as “eXp University tuition” and technology fees. Technology fee revenues are recognized monthly as the contracted services are delivered.

Advertising costs

Advertising costs are generally expensed in the period incurred. Advertising expenses are included in the sales and marketing expense line item on the accompanying consolidated statements of operations. For the years ended December 31, 2016 and 2015, the Company incurred advertising expenses of $503,121 and $163,905 respectively.

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities. For U.S. income tax returns, the open taxation years subject to examination range from 2013 to 2016.

The Company establishes reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised.

The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired.

Comprehensive income (loss)

The Company’s only component of comprehensive income (loss) is foreign currency translation adjustments.

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

Recently issued accounting pronouncements

In October 2016, the FASB issued ASU No. 2016-16 - Income Taxes (Topic 740), which requires that the Company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments contained in ASU No. 2016-16 are effective for periods beginning after December 15, 2017. The Company is still evaluating the potential impacts that the implementation of ASU 2016-16 may have a material effect on its financial position, operational results, or cash flows.

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718) which simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The simplification guidance is effective January 1, 2017. The Company is currently evaluating the impact of implementing the stock compensation simplification on its financial position, operational results, and cash flows.

In May 2014, the FASB began issuing several accounting standards updates associated with accounting for revenue from contracts with customers. The objective of the updates, and subsequent clarifying and industry specific updates, are to 1) remove inconsistencies and weaknesses in revenue requirements, 2) provide a robust framework for addressing revenue recognition issues, 3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets 4) provide more useful information to users of financial statements through improved disclosure requirements, and 5) simplify the preparation of financial statements. The updates are effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company is still evaluating the potential impacts that the implementation of these new revenue standards may have on its financial position, operational results, or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 - Leases (Topic 842). Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms more than 12 months, whether that lease be classified as a capital or operating lease. This update is effective in annual reporting periods beginning after December 15, 2018 and the interim periods within that year. The Company is still evaluating the potential impacts that implementing ASU No. 2016-02 may have on its financial position, operational results, or cash flows.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 – Statement of Cash Flows (Topic 240). Under the new guidance the statement of cash flows amounts generally described as restricted cash and restricted cash equivalents shall be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company is currently evaluating the impact of implementing this new guidance on its statement of cash flows and other required disclosures until its eventual adoption and incorporation.

3.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	Year Ended December 31,
	2016	2015

Prepaid expenses	$199,066	$63,611
Prepaid insurance	145,825	2,905
Rent deposits	28,047	15,478
Other assets	10,625	2,457
	$383,563	$84,451

4.	FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	Year Ended December 31,
	2016	2015

Computer hardware and software	$219,590	$143,127
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	225,500	149,037
Less: accumulated depreciation and amortization	(97,216)	(49,757)
Depreciable property, net	128,284	99,280
Assets under development	410,121	10,915
Fixed assets, net	$538,405	$110,195

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $58,374 and $26,304, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ended December 31,
	2016	2015

Commissions payable	$2,417,621	$282,525
Payroll payable	54,402	51,669
Vacation payable	78,294	37,360
Taxes payable	58,714	33,891
Other accrued expenses	133,088	20,168
	$2,742,119	$425,613

6.	NOTES PAYABLE

In 2016, the Company entered into a financing arrangement to fund portions of its insurance premiums. As of December 31, 2016, the Company had a remaining outstanding obligation associated with this funding totaling $35,778, exclusive of accrued interest totaling $1,034, included in current portion of notes payable in the accompanying consolidated balance sheet. The Company did not have any such financing arrangements as of December 31, 2015, and incurred immaterial interest expense for the year then ended.

7.	STOCKHOLDERS’ EQUITY

As of December 31, 2016, the Company had 52,316,679 shares of common stock issued and outstanding. The following provides a detailed description of the stock based transactions completed during the periods presented in this report:

During December 2016, the Company issued 184,615 shares of restricted and unregistered shares of common stock to accredited investors in private placement transactions for gross cash proceeds totaling $600,000. In conjunction with the issuance, we incurred expenses of $67,794 (of which $49,980 were paid as of December 31, 2016).

During the year ended December 31, 2016, the Company issued 159,678 shares of restricted and unregistered common stock for cash proceeds totaling $4,900 related to the exercise of stock options.

During the year ended December 31, 2016, the Company issued a total of 1,804,191 shares of restricted and unregistered common stock for employee and non-employee compensation totaling $5,559,898.

During the year ended December 31, 2016, the Company paid $97,000 to acquire the 10.6% non-controlling interest in First Cloud Mortgage. As a result of the acquisition, the Company owned 100% of First Cloud Mortgage as of December 31, 2016.

During the year ended December 31, 2015, the Company issued a total of 1,613,816 shares of restricted and unregistered common stock for employee and non-employee compensation totaling $1,293,077.

In February of 2015 the Company re-purchased and retired 12,530 shares of common stock for $3,132 in cash.

2015 Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of restricted and unregistered common stock. If agents and brokers elect to receive portions of their commissions in restricted and unregistered common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable, at a 20% discount to the trailing 30-day volume weighted average closing market price for unrestricted shares.

During the years ended December 31, 2016 and 2015, the Company issued 785,504 and 436,184 shares, respectively, of restricted and unregistered shares of common stock to agents and brokers for total consideration of $1,442,232 and $284,105, respectively for the settlement of commissions payable.

Real Estate Agent Growth and Other Incentive Programs

The Company administers an equity incentive program whereby agents and brokers become eligible for awards of the Company’s common stock through agent attraction and performance benchmarks. Agents who qualify, and who remain with the Company in good standing for the term of the applicable agreement, are awarded shares of restricted and unregistered shares of common stock based on production milestones.

Under this program, the Company awards restricted and unregistered shares of common stock to non-employees that become issuable upon the achievement of certain milestones for the both individual and the recruited agents. Subsequent to achieving and maintaining the milestones, the awards vest ratably over service periods of three years.

Prior to becoming a member of the Company’s Board of Directors, Mr. Gene Frederick, was engaged by the Company under an Independent Contractor Agreement (“ICA”) for the purpose of introducing and attracting real estate agents and brokers, and to be a regional leader in the State of Texas. In accordance with the terms of the ICA, Mr. Frederick was provided with incentives in which 3,000,000 shares of restricted common stock would be issuable upon the achievement of certain agent attraction and revenue production milestones. Upon reaching and maintaining these performance milestones, the awards vest yearly over a three-year period.

As of December 31, 2016, the Company has granted Mr. Frederick 1,000,000 shares of restricted common stock, with cost recognition totaling $2,056,875 during the year ended December 31, 2016. Of the 1,000,000 share of restricted common stock under this award, 500,000 of the shares have vested and issued as of December 31, 2016.

The Company re-measures and recognizes the lowest aggregate fair value of certain awards granted to non-employees at each reporting date using expected performance achievement and corresponding vesting assumptions until the services are complete.

The following table illustrates the Company’s restricted stock activity for the following periods:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	354,700	$0.30
Granted	1,011,956	0.50
Forfeited	(73,600)	0.48
Balance, December 31, 2015	1,293,056	0.45
Granted	2,452,965	3.75
Forfeited	(688,142)	0.62
Balance, December 31, 2016	3,057,879	3.06
Unvested at December 31, 2016	1,813,672	3.09
Vested at December 31, 2016	1,244,207	$3.04

As of December 31, 2016, the Company had 1,813,672 unvested restricted and unregistered stock awards with unrecognized compensation costs totaling $5,512,247.

Pre 2013 Stock Options

As of December 31, 2016, as a result of being a private company prior to September 2013, 6,384,808 outstanding options were accounted for in accordance with the intrinsic value method. In accordance with the intrinsic value method, the Company re-measures the intrinsic value of the vested portion of the outstanding options at each reporting date through the date of settlement. The change related to the intrinsic value of the applicable awards is included in general and administrative costs in the accompanying consolidated statements of operations. As of December 31, 2016 and 2015, the outstanding options subject to re-measurement had intrinsic values of $3.92 and $0.68 per option, respectively. The re-measurement of the intrinsic value of the awards resulted in the recognition of additional stock option expense of $20,495,234 and $3,371,363 for the years ended December 31, 2016 and 2015, respectively, included in general and administrative expenses in accompanying consolidated statements of operations. As of December 31, 2016, the fully vested outstanding options subject to re-measurement in accordance with the intrinsic value method had a weighted average remaining contractual term of 5.92 years.

Post 2013 Stock Option Awards

Stock option awards issued subsequent to September 2013 are recognized based on their grant date value as estimated through the utilization of a Black-Scholes option pricing model. Compensation expense associated with stock option awards granted after September 2013 is ratably recognized over the vesting period, commensurate with the goods and services received.

During the year ended December 31, 2016, the Company granted 4,130,000 stock options with an estimated grant date fair value of $6,737,951. The assumptions used to estimate the grant date fair value of the awards issued for the year ended December 31, 2016 include: expected volatility, based on historical stock prices ranging from 165% to 178%; an average expected term of 6.25 years; risk free rates based on U.S. Treasury instruments for the expected term between 1.5% and 2%; and no dividend payments.

The following table illustrates the Company’s stock option activity (inclusive of awards accounted for under the intrinsic value and fair value) for the following periods:

	Options	Weighted Average Price	Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2014	7,211,479	$0.15	$0.17	8.0
Granted	337,750	0.56	–	10
Exercised	–	–	–	–
Forfeited	(267,979)	–	–	7.1
Balance, December 31, 2015	7,281,250	0.17	0.17	7.0
Granted	4,130,000	1.53	–	10.0
Exercised	(159,678)	0.13	1.42	6.8
Forfeited	(504,014)	1.19	3.36	7.2
Balance, December 31, 2016	10,747,558	0.67	3.56	8.0
Exercisable at December 31, 2016	7,064,808	0.24	3.99	8.0
Vested at December 31, 2016	7,153,466	$0.26	$4.02	8.0

For the years ended December 31, 2016 and 2015, the Company recognized compensation cost associated with all equity and equity-linked awards of $27,524,370 and $4,790,568, respectively, inclusive of intrinsic value re-measurement.

As of December 31, 2016, the Company had 10,747,558 outstanding options with unrecognized compensation cost totaling $5,860,912.

8.	INCOME TAXES

The components of the provision for income tax expense are as follows:

	Year Ended December 31,
	2016	2015
Current:
Federal	$–	$–
State	37,070	14,875
Foreign	5,458	6,691
	42,528	21,566
Deferred:
Federal	–	77,428
State	–	4,075
	–	81,503
Total provision (benefit) for income taxes	$42,528	$103,069

The Company is subject to United States federal and state income taxes at an approximate rate of 38.25%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2016	2015
Statutory tax rate	38.25%	38.25%
Permanent differences	(.03)%	(3.00)%
Stock options	(44.30)%	0.00%
Foreign tax rate differential	0.00%	0.10%
Prior year true up	(0.01)%	(0.15)%
Valuation allowance	5.93%	(37.49)%
Total	(.16)%	(2.29)%

Deferred tax assets consist of the following at:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$679,797	$339,052
Temporary differences	63,172	5,679
Stock-based compensation	–	1,715,623
Total gross deferred tax assets	742,969	2,060,354
Less: valuation allowance	(742,969)	(2,060,354)
Net deferred tax assets	$–	$–

At December 31, 2016, the Company had federal net operating losses of approximately $1.113 million which will begin to expire in 2029 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2016 and 2015 of $742,969 and $2,060,354 respectively for its net deferred tax assets as it cannot conclude it is more likely than not all of the estimated net deferred tax assets will be realized. The valuation allowance decreased by $1,317,385 and increased $1,676,214 in 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.

9.	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases its office spaces with the latest expiration date under non-cancelable arrangements of December 31, 2018. The following table illustrates the Company’s future obligations related to its non-cancellable operating leases:

Year	Amount
2017	$94,835
2018	34,504
Total	$129,339

Legal proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the ultimate liability with respect to current proceedings and claims will not have a material adverse effect upon the Company’s financial position, operational results, or cash flows.

10.	SEGMENT INFORMATION

The Company primarily operates within residential real estate markets in the United States and Canada. The Company’s management generally does not rely on historical geographical results in making operational decisions. The Company’s management analyzes geographical locations on a forward looking basis to identify growth opportunities.

The Company enters into residential real estate transactions within the United States and Canada. For the year ended December 31, 2016, approximately 2% of the Company’s total net revenue of $54,179,511 was generated in Canada. For the period ended December 31, 2015, the Company generated approximately 6.7% of its total revenue from Canada. The Company did not possess material assets located outside of the United States as of December 31, 2016 and 2015.

11.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, and as part of their agreements to join the Company’s Board of Directors, Mr. Richard Miller and Mr. Randall Miles were granted an option to purchase a total of 700,000 (350,000 each) shares of common stock from a significant shareholder at an exercise price of $1.76 per share. The Company estimated the grant date fair value of these options using a Black-Scholes model with the assumptions described in Footnote 6. The aggregate grant date fair value of these awards was $1,248,534 and the options vest monthly over a three-year period. During the year ended December 31, 2016, the Company recognized compensation cost totaling $186,995. As of December 31, 2016, the Company had unrecognized compensation cost associated with these awards totaling $1,061,539.

Upon the exercise of the options, the Company will not receive any cash proceeds nor, will it be obligated to issue additional shares.

12.	SUBSEQUENT EVENTS

In January 2017, we issued the remaining 49,231 shares of restricted and unregistered shares of common stock to accredited investors subsequent to the receipt of $160,000 of gross proceeds from the Company’s December 2016 private placement. The Company received total gross cash proceeds from the private placement of $760,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 18, 2015, we were notified that our audit team, inclusive of our engagement partner, transitioned from Haynie and Company (“Haynie”) to the registered independent accounting firm WSRP, LLC (“WSRP”). As a result, and effective the same date, our Board of Directors (“Board”) approved the dismissal of Haynie and engaged WSRP as the Company’s independent registered auditor.

Haynie’s reports on our financial statements for the fiscal years ended December 31, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Further, during the fiscal years ended December 31, 2014 and 2013, and for the interim periods through the date of their dismissal, there were no disagreements with Haynie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Haynie, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring during the Company’s two most recent fiscal years and the period through September 18, 2015.

During the fiscal years ended December 31, 2014 and 2013 and during any subsequent interim period preceding the date of WSRP’s engagement on September 18, 2015, neither the Company, nor anyone acting on its behalf, consulted with WSRP regarding:

•	the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s financial statements, and no written report was provided to the Company nor was oral advice rendered that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or
•	any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K.)

On February 3, 2017, our Board approved the dismissal of WSRP as our independent registered public accounting firm, effective immediately. WSRP’s report on the financial statements for the fiscal year ended December 31, 2015, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Additionally, through the date of WSRP’s dismissal on February 3, 2017, (i) there were no disagreements with WSRP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WSRP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for such years, and (ii) there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Effective February 3, 2017, we appointed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016. The Company’s decision to replace WSRP with BDO was approved by our Board.

In May 2016, the Company consulted with WSRP and BDO concerning the general application of accounting principles to a proposed transaction. WSRP and BDO orally confirmed the accounting treatment that the Company had believed was applicable to the transaction and further discussed the related tax consequences. Ultimately, we did not consummate the contemplated transaction. With the exception of the failed proposed transaction discussion, we did not consult with BDO during the fiscal years ended December 31, 2015 and 2014, or during any subsequent interim period preceding the date of engagement regarding:

•	the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s financial statements, and no written report was provided to the Company nor was oral advice rendered that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

•	any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K.)

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of identified material weaknesses.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2016.

Our management determined that our internal controls over financial reporting was not effective based on the identification of certain material weaknesses. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The determination that our internal control over financial reporting was not effective was based on the identification of the following material weakness:

•	Failure to properly recognize and measure the fair value of equity and equity-linked awards issued to employees and non-employees. Our policies and procedures failed to identify the need to consider certain areas of US GAAP applicable to awards issued to employees and non-employees and correlated fair value considerations and remeasurement where applicable. Our management believes that the accompanying information in this report, as of, and for the year ended December 31, 2016, fairly reflects the Company’s financial position, results of operations, and cash flows.
•

Insufficient corporate governance policies. Not all of our corporate processes are formally documented. Decisions made by the board and carried out by management may not be consistently applied or completed timely thereby increasing the likelihood of potential misunderstandings or incorrect implementation regarding key decisions affecting our operations and management.

•	Despite the addition of two new independent directors and an independent Audit Committee during 2016, at December 31, 2016, our level of independent director oversight still posed risk of management override and potential fraud.

The following provides a description of the material weaknesses identified in prior periods along with a description of our remediation actions:

•	In their evaluation for the period ended December 31, 2015, our CEO and CFO determined that we had insufficient documentation of our corporate governance policies. As a result, there was a risk that decisions made by the Board, and carried out by management may not be consistently applied or completed timely thereby increasing the likelihood of potential misunderstandings or incorrect implementation regarding key decisions affecting our operations and management.

Remediation actions: As of December 31, 2016, we have formalized the documentation and implementation of our key corporate governance policies resulting in our CEO and CFO’s determination that the likelihood of preventing or detecting a material misstatement in our financial reporting is probable. In this regard, we have formally documented many of our key corporate governance policies and, with the assistance of the independent committees discussed below, are working on developing further governance policies.

•	In prior reporting periods, we had a lack of segregation of accounting duties. We did not have a sufficient number of employees to segregate our accounting and recording functions.

Remediation actions: During the year ended December 31, 2016, we engaged 9 new employees to perform our day to day accounting functions, including the addition of a controller. In addition, we substantially enhanced our oversight of those charged with financial reporting duties. We believe that this former material weakness has been remediated.

•	Prior to December 31, 2016, we lacked a sufficient number of independent directors providing oversight to sufficiently reduce the risk of management override and potential fraud.

Remediation actions: During 2016, we appointed two additional independent directors, resulting in three out of six directors determined to be independent at December 31, 2016. Further, in January 2017 we appointed an additional independent director, resulting in a majority of independent directors for the first time. As of December 31, 2016, the following Board committees were in place: Audit Committee and Governance Committee. Further in March of 2017 a Compensation Committee was also formed. Each of these standing committees has been specifically charged with certain oversight functions. All of these standing committees are comprised of independent directors, except that our CEO Mr. Sanford sits on the Governance Committee.

•	In prior periods, we did not have an independent audit committee, with a “financial expert,” as that term is defined in applicable regulations, to provide the appropriate level of monitoring of our financial reporting process.

Remediation actions: During 2016, the Board formed an Audit Committee, which is currently comprised of two independent directors. Additionally, one of the audit committee members satisfies the SEC’s definition of a “financial expert.” Our sophisticated, independent audit committee provides the appropriate level of monitoring of our financial reporting processes. Accordingly, we believe this former material weakness was fully remediated as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

As discussed above, we made material changes in our internal control over financial reporting during the fiscal year and quarter ended December 31, 2016 that have materially affected, or are expected to further materially affect, our internal control over financial reporting.

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

Name	Position	Age	Date First Elected or Appointed
Glenn Sanford	Chairman, Chief Executive Officer, Treasurer, Secretary, and Director	50	March 12, 2014
Jason Gesing	Real Estate Brokerage Division Chief Executive Officer and Director	43	September 27, 2014
Alan Goldman	Chief Financial Officer	38	March 16, 2016
Russ Cofano	President and General Counsel	56	September 21, 2016
Gene Frederick	Director	61	April 7, 2016
Peter Nobel (1)	Chief Operating Officer	52	March 16, 2016
Richard Miller	Director	58	July 20, 2016
Randall Miles	Director	60	July 20, 2016
Laurie Hawkes	Director	61	January 2, 2017
Darren Jacklin	Director	44	May 22, 2014

(1)	Mr. Nobel resigned as the Company’s Chief Operating Officer effective January 1, 2017.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Glenn Sanford

Since early 2002, Glenn Sanford has been actively involved in the online real estate space. In early 2007, Mr. Sanford launched eXp Realty, LLC which, using a combination of web and traditional bricks and mortar, grew to three offices and into two states. After the drop off of the market in late 2008, Mr. Sanford and his executive team went back and rewrote the entire business model in recognition of the “perfect storm” of lower revenues, fixed or rising overhead costs, and a consumer with more information and access than ever before. eXp Realty International, Inc. was launched in October 2009 as the first truly cloud-based national real estate brokerage which meant giving up the traditional bricks and mortar environment and moving to a fully-immersive 3D virtual office environment where agents, brokers and staff collaborate across borders while learning and transacting business from anywhere in the world. Since that time eXp World Holdings Inc. has quickly grown throughout the United States.

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

Mr. Gesing joined the Company in March 2010 and was appointed Chief Business Development Officer in September 2012, a position he held until June 2014. From June 2014 through September 2016, Mr. Gesing served as the Corporation’s President. With over a decade of experience in real estate in various capacities, Mr. Gesing holds broker's licenses in Massachusetts, New Hampshire, and Maine.

Mr. Gesing has been practicing law at Gesing Law Offices, LLP from 2009, and was an attorney with Murphy, Hesse, Toomey & Lehane, LLP in Boston, MA from 2002 to 2010. In his capacity as a lawyer, he obtained a broad base of experience in corporate, municipal, real estate, compliance, health care, construction, litigation, and administrative law, and advising clients on day to day issues and managing crises. He has acted in a variety of roles and undertaken a variety of matters including: corporate counsel; municipal counsel; hospital counsel; leasing, licensing and contract negotiation; governance and compliance; appearances before administrative hearing officers and state judges; defense of management in unfair labor practice charges; collective bargaining; internal investigations; and, owner representative in construction matters.

Mr. Gesing obtained a Bachelor of Arts (Magna Cum Laude) in 1996 from Syracuse University, and a Juris Doctor in 2002 from Boston College Law School.

We believe Mr. Gesing is qualified to serve on our board of directors because of his business and legal experience.

Alan Goldman

Mr. Goldman joined the Company as its Chief Financial Officer on March 16, 2016. Prior to his employment with the Company, Mr. Goldman served as a partner at Ingenium Accounting Associates, a PCAOB registered firm, from February 2013 to March 2016. While at Ingenium, he was responsible for both attest and non-attest engagements primarily with public issuers, many of whom are in the real estate industry. Prior to Ingenium, Mr. Goldman worked as an auditor for Excelsis Accounting (formerly known as Mark Bailey and Company) from May 2011 to February 2013. Prior to joining Excelsis, Mr. Goldman served as the Controller for Pacific West Companies, a vertically integrated multi-family developer.  During his tenure of four years with Pacific West, the group was recognized as a top condominium developer. Mr. Goldman earned a Bachelor of Business Administration, with an emphasis in Finance, from the University of Georgia. He is also licensed as a Certified Public Accountant in the state of Nevada.

Russ Cofano

Mr. Cofano currently serves as the Company’s President and General Counsel, having initially served as Chief Strategy Officer and General Counsel upon joining the Company in July 2016. Prior to joining the Company, Mr. Cofano was Senior Vice President of Industry Relations for Move, Inc., operator of realtor.com from June 2014 through September 2015. At Move, Mr. Cofano was instrumental in reinvigorating realtor.com’s relationship with MLSs and other real estate associations. Prior to Mr. Cofano’s experience at Move, he served as Chief Executive Officer for the Missouri REALTORS from June 2011 through June 2014.

Mr. Cofano served as Vice President and General Counsel for the Seattle Washington based real estate brokerage, John L. Scott Real Estate.

Mr. Cofano was a practicing attorney in private practice prior to becoming general counsel for John L. Scott Real Estate where he advised a diverse client base on matters involving real estate brokerage, REALTOR associations, MLSs, technology and intellectual Property, mergers and acquisitions, business transactions and franchising.

Mr. Cofano is a graduate of the University of Washington, obtaining his B.A (Business Administration) in 1983 and his Juris Doctor in 1987.

Gene Frederick

Mr. Frederick has served as a director of the Company since April 2016, and joined the Company as an agent in April 2015. For over a decade prior to joining the Company, Mr. Frederick served in various management capacities at Keller Williams Realty. Mr. Frederick spent much of this time recruiting other top-producing real estate agents in the states of Virginia and Texas. Prior to joining the Keller Williams management team in the mid-nineties, Mr. Frederick was one of the top-producing real estate agents in the State of Texas beginning in the late eighties.

Earlier in his career, in the mid-eighties, Mr. Frederick served as Controller for Texas Instruments before leaving the corporate world for real estate.

The Board believes that Mr. Frederick is qualified to serve on our board of directors because of his extensive experience in residential real estate and his leadership ability, particularly in managing growth.

Richard S. Miller

Mr. Miller has served as an independent director of the Company since July 2016. For over 25 years, Mr. Miller has held senior leadership positions in companies ranging from a Fortune 10 to a startup. His extensive experience as a turnaround specialist and an expert in sustainable growth has been applied as an executive inside organizations and as a confidant advising from outside companies. Mr. Miller began his career as a sales trainee at Sperry/Unisys and left 15 years later as Divisional VP/GM of North America. Mr. Miller was recruited by AT&T where he served as President of the $13B Global Services unit. He later served as President, COO, and as a Board member at internet startup OPUS360 where he led the company’s successful IPO. Mr. Miller was later recruited by Lucent Technologies to lead their $21B world-wide sales efforts. Later, he was named President, Lucent Government Solutions. Mr. Miller also served as CEO at the Balance & Stretch Center, a non-profit focused on supporting children with diabetes.

Mr. Miller is currently CEO at Being Chief LLC, where he serves as an advisor to a broad range of executives, across a diverse number of industries. He is also an author and public speaker. Mr. Miller’s success and unconventional approach has been highlighted in Harvard Business Review, Selling Power, USA Today, Yahoo, and MSN Business. Most recently, Mr. Miller was named to serve on the Executive Committee for the Strategic Innovation Lab at Case University’s Weatherhead School of Management, focusing on sustainable growth.

Mr. Miller has earned a Bachelor of Arts degree in Management from Bentley University and a Master’s degree in Business Administration from Columbia University. The Board believes that Mr. Miller is well qualified to serve on the Company’s board of directors because of his extensive management experience, particularly in managing sustainable growth.

Randall D. Miles

Mr. Miles has served as an independent director of the Company since July 2016. For over 25 years Mr. Miles has held senior leadership positions in global financial services, financial technology and investment banking companies.  His extensive investment banking background at bulge bracket, regional and boutique firms advising financial services companies on strategic and financial needs has crossed many disciplines.  Mr. Miles transactional and advisory experience is complemented by leadership of public and private equity backed financial technology, specialty finance and software companies that have included Chairman and CEO at LIONMTS where he was nominated for the Ernst & Young Entrepreneur of the Year award, CEO at Syngence Corporation, COO of AtlasBanc Holdings Corp. and CEO of Advantage Funding / NAFCO Holdings which grew to in excess of $1 billion.

Mr. Miles was Managing Partner at SCM Capital Group, a global strategic and financial advisory firm, where he served beginning in 2000 through January 2013. Subsequently, he served as a Managing Director at Riparian Partners, a division of Oppenheimer & Co., Inc. Since June 2014, Mr. Miles has served as Senior Managing Director, Head of FIG and COO, Investment Banking at Cantor Fitzgerald & Co. Mr. Miles has held senior leadership roles at Oppenheimer& Co., D.A. Davidson and & Co., The First Boston Corporation (Credit Suisse) Meridian Capital and Greenwich Capital Markets.  Mr. Miles has broad public, private and nonprofit board experience and has been active for many years in leadership roles with the Make-A-Wish Foundation. He presently serves on the boards of Kuity, Corp. and Posiba, Inc. as Vice Chairman and Chairman respectively.

Mr. Miles holds a BBA from the University of Washington and holds FINRA licenses Series 7, 24, 63 and 79. The Board believes that Mr. Miles is well qualified to serve on the Company’s board of directors because of his extensive background in investment banking and financial services.

Laurie A. Hawkes

Ms. Hawkes was appointed as an independent Board member effective January 2, 2017. Ms. Hawkes has held leadership positions as an investment banker, private real estate equity investor and successful entrepreneur. Beginning in 2008, she co-founded American Residential Properties, LLC, ARP Phoenix Fund I, and American Residential Management, Inc., to invest in and manage single-family rental housing. Subsequently, in 2012, Ms. Hawkes co-founded American Residential Properties, Inc., a REIT, and led the financing and operations from a start-up entity to a $2 billion enterprise.  Ms. Hawkes currently serves as President, Chief Operating Officer and a member of the Board of Directors of American Residential Properties, Inc. Ms. Hawkes co-led the initial public offering of American Residential Properties, Inc., which listed on the New York Stock Exchange in May 2013 and subsequently was merged with American Homes 4 Rent (NYSE: “AMH”) in March 2016.

From 1995 to 2007, Ms. Hawkes worked at U.S. Realty Advisors, a $3 billion real estate private equity firm, becoming a Partner in 1997 and serving as President of the firm and Head of Acquisitions from 2003 to 2007. In the fifteen years prior to joining U.S. Realty Advisors, Ms. Hawkes was a Wall Street investment banker specializing in real estate and mortgage finance. From 1993 to 1995, Ms. Hawkes was a Managing Director in the Real Estate Investment Banking Division at CS First Boston Corp., and, from 1979 to 1993, was a Director in the Real Estate Investment and Mortgage Banking Departments at Salomon Brothers Inc. Throughout her career, Ms. Hawkes has structured and negotiated more than $20 billion in corporate finance and real estate transactions including common stock offerings, convertible exchange notes, corporate secured and unsecured credit facilities, and real estate acquisitions. She has securitized debt transactions for all property types by utilizing numerous sources of financing, including private equity, capital markets, financial institutions and direct institutional investors.

Ms. Hawkes has had public, private and nonprofit board experience, including American Residential Properties, Inc., and the Board of Trustees for Bowdoin College where she served on the governing boards for 22 years. She presently serves on the boards of Broadstone Net Lease and Broadtree Residential, both privately owned REITs. In addition, she has been active for many years in leadership roles with Opportunity International, an international non-profit organization which focuses in large part on micro-finance for women. Ms. Hawkes is a former principal of the NASD, former member of the Urban Land Institute, and most recently, was the recipient of Housingwire’s Women of Influence for Top Women Business Leaders in 2014 and 2015 honoring her work in the housing sector.  Ms. Hawkes is an accomplished public speaker for real estate and housing related conferences.  She received a Bachelor of Arts from Bowdoin College and a Masters in Business Administration from Cornell University.

Ms. Hawkes is amply qualified to serve as a director due to her extensive experience as an investment banker focusing on the real estate and mortgage industries, and her experience as an executive at a private equity firm focusing on real estate investment acquisition and financing. Ms. Hawkes does not have any current or prior relationship with the Company that would require disclosure under Item 404(a) of Regulation S-K.

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

Code of Ethics

As of March 31, 2017 the Company has not yet adopted a code of ethics. Our governance committee in conjunction with our management team is currently working on and fully expects to adopt and implement a code of ethics in the 2017 fiscal year.

Security Holder Nominating Procedures

We do not have any formal procedures by which our stockholders may recommend nominees to our board of directors.

Committees of the Board of Directors

We do not have a nominating committee, and until early 2017, we did not have a compensation committee. Throughout 2016, we expanded our Board of Directors to a total of seven members, of which 5 are independent. In 2016, in addition to forming our audit committee as discussed below, we formed a governance committee. Our governance committee is made up of Richard Miller (Chair), Randall Miles, and Glen Sanford. Our compensation committee consists of Laurie Hawkes (Chair) and Richard Miller.

As of the date of this report, our directors served on the committees of the Board indicated in the following table:

Director	Audit	Compensation	Governance
Laurie Hawkes		Chair
Randall Miles	Chair		X
Richard Miller	X	X	Chair
Glenn Sanford			X

Audit Committee

In 2016, we formed our audit committee, consisting of two independent members: Randall Miles, Chairman and financial expert; and Richard Miller.  Our audit committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the audit committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who owned more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other securities of the Company on Forms 3, 4 and 5 with the SEC. Reporting Persons were required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely on review of reports received by the Company or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2016, all of the Reporting Persons complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The particulars of the compensation paid to:

•	our principal executive and principal financial officer;

•	and our president,

•	certain other officers, all of whom we will collectively refer to as the “named executive officers” of our company, are set out in the following summary compensation table

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Glenn Sanford Chief Executive Officer and Chairman of the Board	2016 2015	54,000 54,000	-0- -0-	16,532 50,700	-0- -0-	-0- -0-	-0- -0-	418,606(3) 264,716(3)	489,138 369,416

Jason Gesing, Director and Former President	2016 2015	90,376 93,492	-0- -0-	51,414 51,938	-0- -0-	-0- -0-	-0- -0-	82,105 (3) 45,616 (3)	223,894 191,046

Alan Goldman, Chief Financial Officer	2016 2015	118,750 -0-	-0- -0-	37,050 -0-	91,818 -0-	-0- -0-	-0- -0-	-0- -0-	247,618 -0-

Peter Nobel, Chief Operating Officer (4)	2016 2015	138,542 -0-	-0- -0-	-0- -0-	91,818 -0-	-0- -0-	-0- -0-	-0- -0-	230,360 -0-

Russ Cofano, President and General Counsel	2016 2015	73,590 -0-	-0- -0-	6,981 -0-	139,517 -0-	-0- -0-	-0- -0-	-0- -0-	220,088 -0-

(1)	Stock awards represent restricted stock and options issued to the individuals noted, with the fair value determined at the date of grant and recognized in accordance with US GAAP over the requisite service period. Director compensation as part of stock awards for Glenn Sanford amounted to $16,532 and $24,000 in 2016 and 2015 respectively. Director compensation as part of stock awards for Jason Gesing amounted to $16,378 and $24,000 in 2016 and 2015, respectively.

(2)	The value of privileges and other personal benefits, perquisites and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(3)	Consists of revenue sharing and commissions earned.

(4)	Mr. Nobel resigned as the Company’s Chief Operating Officer effective January 1, 2017.

Compensation of Executive Officers

As of December 31, 2016, we had formal compensation plans in place for Alan Goldman, Peter Nobel and Russ Cofano with regards to expected remuneration including either salary or potential bonus programs. Mr. Cofano’s plan was previously filed as an Exhibit to our June 30, 2016 Form 10-Q filed on August 15, 2016; and Messrs. Goldman and Nobel were filed as Exhibit’s to our Current Report on Form 8-K filed on March 21, 2016.

We have not entered into any written employment agreement or consulting agreement with Glenn Sanford or Jason Gesing.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options and stock grants at the discretion of our board of directors in the future. We do not have any bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options or stock grants may be granted at the discretion of our board of directors. Mr. Sanford and Mr. Gesing are participants in the Company’s revenue share plan and would continue to receive those benefits similar to all other agents and brokers in eXp Realty on a long term basis. Any revenue share bonuses that are paid to Officers and Directors would discontinue at the point that they are no longer in an Executive position with the Company, however revenue share benefits based on their position in the revenue share system would continue as would be consistent with the revenue share plan.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Glenn Sanford Chief Executive Officer and Chairman of the Board	1,617,000	-	-	$0.13	10/1/2022	-	-	-	-
Russ Cofano, President and General Counsel	40,625	609,375	-	$1.79	7/20/2026	122,000	$494,100	-	-
Alan Goldman, Chief Financial Officer	62,500	437,500	-	$0.80	3/16/2026	50,000	$202,500	-	-
Peter Nobel, Chief Operating Officer	62,500	437,500	-	$0.80	3/16/2026	-	-	-	-

Compensation of Directors

Mr. Sanford is also our Chief Executive Officer (see Executive Compensation table for services acting as Officers). Additionally, Messrs. Sanford, Gesing, Jacklin, and Frederick are compensated $2,000 per month for directorship activities which is paid in common stock. Effective in the second half of 2016, our newly appointed directors receive $75,000 a year as compensation. Directors are reimbursed for reasonable out-of-pocket expenses incurred.

Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director during fiscal year 2016 who served on our Board during the fiscal year 2016:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)[1]	All Other Compensation ($)	Total ($)
Darren Jacklin	–	–	$23,960	$23,960
Randall Miles	$33,468	$2,407,888	–	$2,441,356
Richard Miller	$33,468	$2,407,888	–	$2,441,356

1 The dollar amounts shown represent the aggregate grant date fair value of stock option awards granted, determined in accordance with US GAAP, but not necessarily what has fully vested as of December 31, 2016.

We have agreed to compensate each of Mr. Miles, Mr. Miller and Ms. Hawkes as follows:

•	Cash of $75,000 per year;

•	The award of stock options to purchase One Million Three Hundred Fifty Thousand (1,350,000) shares of the Corporation’s restricted common stock at an exercise price equal to fair market value on the grant date, with such shares vesting over a three year period in equal monthly installments; and

•	Reimbursement of expenses reasonably incurred in the performance of duties as a Board member.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock, as of March 15, 2016 by:

•	each person known to us to own more than 5% of our outstanding common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
	More than 5% stockholders:
Common Stock	Penny Sanford 4421 Marionberry Ct. Bellingham, WA 98229	15,836,475	27.86%
	Directors and named executive officers:
Common Stock	Glenn Sanford 910 Harris Avenue, Suite 305 Bellingham, WA 98225	22,698,520(3)	39.94%
Common Stock	Jason Gesing 291 Main St. West Newbury, MA 01985	1,937,422(4)	3.41%
Common Stock	Darren Jacklin 2985 Dollarton Hwy North Vancouver BC V7H 1Ba	115,504	0.20%
Common Stock	Gene Frederick 1321King Street, Suite 1 Bellingham, WA 98229	538,038	0.95%
Common Stock	Randall Miles 1321King Street, Suite 1 Bellingham, WA 98229	286,758(5)	0.50%
Common Stock	Richard Miller 1321King Street, Suite 1 Bellingham, WA 98229	286,758(5)	0.50%
Common Stock	Laurie Hawkes 1321King Street, Suite 1 Bellingham, WA 98229	136,037(5)	0.24%
Common Stock	Alan Goldman 9533 Gateway Drive Reno, NV 89521	225,685(6)	0.40%
Common Stock	Russ Cofano 1321King Street, Suite 1 Bellingham, WA 98229	141,788(7)	0.25%
Common Stock	All executive officers and directors as a group (9 persons)	26,366,510	46.39%

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

(2) Percentage of ownership is based on 52,372,181 shares of our common stock issued and outstanding as of March 31, 2017 in addition to 4,516,567 of estimated exercisable shares through May 14, 2017.

(3) Includes 21,081,520 shares of our common stock and stock options to acquire 1,617,000 shares of our common stock.

(4) Includes of 263,291 shares of our common stock and stock options to acquire 1,674,130 shares of our common stock.

(5) Consists of exercisable stock options to acquire shares of common stock only.

(6) Includes of 75,000 shares of our common stock and stock options to acquire 150,685 shares of our common stock.

(7) Includes 6,000 shares of our common stock and stock options to acquire 135,788 shares of our common stock.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the year ended December 31, 2016, and as part of their agreements to join the Company’s Board of Directors, Mr. Richard Miller and Mr. Randall Miles were granted an option to purchase a total of 700,000 (350,000 each) shares of common stock from a significant shareholder at an exercise price of $1.76 per share. The Company estimated the grant date fair value of these options using a Black-Scholes model with the assumptions described in Footnote 6. The aggregate grant date fair value of these awards was $1,248,534 and the options vest monthly over a three-year period. During the year ended December 31, 2016, the Company recognized compensation cost totaling $186,995. As of December 31, 2016, the Company had unrecognized compensation cost associated with these awards totaling $1,061,539.

Upon the exercise of the options, the Company will not receive any cash proceeds nor, will it be obligated to issue additional shares.

Director Independence

Our bylaws provide that we have at least one director, and as of the date this report, our Board consisted of a total seven directors, consisting of Glenn Sanford, Jason Gesing, Darren Jacklin, Randall Miles, Laurie Hawkes, Gene Frederick, and Richard Miller. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the Company, or otherwise has any material relationship with the Company or its affiliates that would impair independence. Using this definition of director independence, each of the following directors are considered independent; Laurie Hawkes, Darren Jacklin, Randall Miles, and Richard Miller are considered independent.

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees

The following table sets forth fees billed or accrued by our independent registered public accountants during the fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015

Audit Fees	$47,866	$35,232
Audit Related Fees	–	–
Tax Fees	25,000	25,190
All Other Fees	–	–
Total Fees	$72,866	$60,422

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements. The principal accountant for the calendar periods 2016 and 2015 was WSRP, LLC. Our current principal accountant, BDO, engaged to audit our financial statements for the year ended December 31, 2016 was not engaged until February 2017, correspondingly, we did not incur any 2016 fees due to BDO.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.” There were no audit related fees provided in the fiscal year end December 31, 2016 and 2015.

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

The principal accountant for the current year and for the most recently completed fiscal year is not expected to present at the stockholder’s meeting, will not be able to make a statement if desired, and will not be available to respond to questions.

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in the fiscal year end December 31, 2016 and 2015.

Pre-Approval Policies and Procedures

Until the formation of audit committee in late 2016, our Board of Directors pre-approved all services provided by our independent registered accountants. All of the above services were reviewed and approved by our Board of Directors and subsequent to its 2016 formation our Audit Committee, before such services were rendered.

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

eXp World Holdings, Inc.
(Registrant)

Date: March 31, 2017	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2017	/s/ Alan Goldman
Alan Goldman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glenn sanford	Chief Executive Officer and Chairman of the Board	March 31, 2017
Glenn Sanford	(Principal Executive Officer)

/s/ Alan Goldman	Chief Financial Officer	March 31, 2017
Alan Goldman	(Principal Financial Officer)

/s/ Gene Frederick	Director	March 31, 2017
Gene Frederick

/s/ Jason Gesing	Director	March 31, 2017
Jason Gesing

/s/ Randall Miles	Director	March 31, 2017
Randall Miles

/s/ Richard Miller	Director	March 31, 2017
Richard Miller

/s/ Laurie Hawkes	Director	March 31, 2017
Laurie Hawkes

/s/ Darren jacklin	Director	March 31, 2017
Darren Jacklin

