Form 10-Q
period 2017-03-31
EXP World Holdings, Inc.
filed 2017-05-19
CIK 1495932

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2017 the registrant’s outstanding common stock consisted of 52,611,239 shares.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical and current trends, current conditions, possible future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees, representations or warranties and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of those risks and uncertainties include the risk factors set forth in this report and our Annual Report on Form 10-K for our prior fiscal year ended December 31, 2016, and the following: current global economic and capital market uncertainties; potential dilution to our stockholders from our recapitalization and balance sheet restructuring activities; potential inability to continue to comply with government regulations; adoption of, or changes in legislation or regulations adversely affecting our businesses; permitting constraints or delays, business opportunities that may be presented to, or pursued by, us; changes in the United States or other monetary or fiscal policies or regulations; changes in generally accepted accounting principles; geopolitical events; potential inability to implement our business strategies; potential inability to grow revenues organically; potential inability to attract and retain key personnel; assertion of claims, lawsuits and proceedings against us; potential inability to maintain an effective system of internal controls over financial reporting; potential inability or failure to timely file periodic reports with the SEC; and potential inability to list our securities on any securities exchange or market. Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statement.

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

March 31, 2017

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,790,640	$1,684,608
Restricted cash	786,246	481,704
Accounts receivable, net of allowance $187,000 and $133,845, respectively	3,335,924	3,015,767
Prepaids and other assets	550,871	383,563

TOTAL CURRENT ASSETS	6,463,681	5,565,642

OTHER ASSETS
Fixed assets, net	804,494	538,405

TOTAL OTHER ASSETS	804,494	538,405

TOTAL ASSETS	$7,268,175	$6,104,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$467,595	$317,420
Customer deposits	786,246	481,704
Accrued expenses	3,269,709	2,742,119
Notes payable	21,974	35,778

TOTAL CURRENT LIABILITIES	4,545,524	3,577,021

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
eXp World Holdings, Inc. Stockholders' Equity:
Common Stock, $0.00001 par value 220,000,000 shares authorized; 52,611,239 shares and 52,316,679 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	525	523
Additional paid-in capital	34,791,174	34,526,859
Accumulated deficit	(32,074,290)	(32,004,561)
Accumulated other comprehensive income (loss)	5,242	4,205

TOTAL STOCKHOLDERS' EQUITY	2,722,651	2,527,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,268,175	$6,104,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Net revenues	$22,011,237	$7,142,812

Operating expenses
Cost of revenues	19,279,626	6,110,987
General and administrative	2,109,352	1,425,158
Professional fees	364,460	143,375
Sales and marketing	301,222	77,143

Total expenses	22,054,660	7,756,663

Net income (loss) from operations	(43,423)	(613,851)

Other income and (expenses)
Other income	–	7
Interest expense	(1,715)	–

Total other income and (expenses)	(1,715)	7

Income (loss) from before income tax expense	(45,138)	(613,844)

Income tax expense	(24,591)	(11,603)

Net income (loss)	(69,729)	(625,447)

Net loss attributable to non-controlling interest in subsidiary	–	5,580

Net income (loss) attributable to common shareholders	$(69,729)	$(619,867)

Net income (loss) per share attributable to common shareholders
Basic from continuing operations	$(0.00)	$(0.01)
Diluted from continuing operations	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	52,416,392	50,617,769
Diluted	52,416,392	50,617,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(69,729)	$(625,447)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	1,037	7,008
Comprehensive income (loss)	(68,692)	(618,439)
Comprehensive loss attributable to non-controlling interest in subsidiary	–	5,580
Comprehensive income (loss) attributable to common shareholders	$(68,692)	$(612,859)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(69,729)	$(625,447)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	13,265	12,626
Stock compensation expense	1,303,522	248,725
Stock option expense (benefit)	(1,201,364)	433,530

Changes in operating assets and liabilities:
Accounts receivable	(320,157)	(185,095)
Prepaids and other assets	(180,482)	(118,490)
Restricted cash	(304,542)	(95,847)
Customer deposits	304,542	95,847
Accounts payable	150,175	23,320
Accrued expenses	462,056	121,538

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	157,286	(89,293)

INVESTING ACTIVITIES
Acquisition of property and equipment	(213,625)	(64,028)

CASH USED IN INVESTING ACTIVITIES	(213,625)	(64,028)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	160,000	–
Common stock issuance transaction costs	(17,842)	–
Repurchase and retirement of subsidiary common stock	–	(1,000)
Proceeds from exercise of options	20,000	–
Principal payments of notes payable	(13,804)	–

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	148,354	(1,000)

Effect of changes in exchange rates on cash and cash equivalents	14,017	7,008

Net change in cash and cash equivalents	106,032	(147,313)

Cash and cash equivalents, beginning of period	1,684,608	571,814

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,790,640	$424,501
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$558	$–
Cash paid for income taxes	$30,675	$17,711

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$65,728	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Expressed in U.S. dollars)

1.	BACKGROUND AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company is a cloud-based real estate brokerage operating in most U.S. States. The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of eXp World Holdings, Inc., and its subsidiaries; eXp Realty Holdings, Inc.; First Cloud Mortgage, Inc. (dormant as of December 31, 2016 and through March 31, 2017); eXp Realty Associates, LLC; eXp Realty, LLC; eXp Realty of California, Inc.; eXp Realty of Canada, Inc.; and eXp Realty of Connecticut, LLC. All inter-company accounts and transactions have been eliminated upon consolidation.

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

Recently Issued Accounting Pronouncements

In January 2017, the Company implemented accounting treatment as promulgated by FASB as issued in ASU No. 2016-09 Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The Company made an election to account for forfeitures of non-vested equity awards in the periods in which they occur. The treatments implemented did not have a material impact on the accompanying condensed consolidated financial statements as presented.

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

3.	FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of March 31, 2017	As of December 31, 2016

Computer hardware and software	$219,590	$219,590
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	225,500	225,500
Less: accumulated depreciation and amortization	(110,481)	(97,216)
Depreciable property, net	115,019	128,284
Assets under development	689,475	410,121
Fixed assets, net	$804,494	$538,405

Depreciation expense for the three months ended March 31, 2017 and 2016 was $13,265 and $12,626, respectively.

4.	STOCKHOLDERS’ EQUITY

As of March 31, 2017, the Company had 52,611,239 shares of common stock issued and outstanding. The following provides a detailed description of the stock based transactions completed since January 1, 2017:

In January 2017, the Company issued the remaining 49,231 shares of restricted and unregistered shares of common stock to accredited investors subsequent to the receipt of $160,000 of gross proceeds from the Company’s December 2016 private placement. The Company received total gross cash proceeds from the private placement of $760,000.

During the three months ended March 31, 2017, the Company issued 25,000 shares of restricted and unregistered shares of common stock for the exercise of stock options including cash consideration totaling $20,000.

During the three months ended March 31, 2017, the Company issued 269,560 shares of restricted and unregistered shares of common stock for services totaling $1,303,522.

2015 Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of restricted and unregistered common stock. If agents and brokers elect to receive portions of their commissions in restricted and unregistered common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable.

During the three months ended March 31, 2017 and 2016, the Company issued 221,829 and 213,429 shares, respectively, of restricted and unregistered shares of common stock to agents and brokers for total consideration of $654,719 and $137,309, respectively for the settlement of commissions payable.

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

The following table illustrates the Company’s restricted stock activity for the following periods:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	1,293,056	$0.45
Granted	2,452,965	3.65
Forfeited	(688,142)	0.62
Balance, December 31, 2016	3,057,879	3.06
Granted	269,560	3.64
Forfeited	(59,250)	2.44
Balance, March 31, 2017	3,268,189	$3.03

As of March 31, 2017, unvested restricted stock awards of approximately 2,240,000 shares had total unrecognized compensation costs totaling approximately $5,400,000.

Pre 2013 Stock Options

As of March 31, 2017, the Company had 6,384,808 outstanding options accounted for in accordance with the intrinsic value method. The required re-measurement of the intrinsic value of the awards resulted in the recognition of a stock option benefit of $2,553,923 for the three months ended March 31, 2017; and an expense of $316,670 for the three months ended March 31, 2016; included in general and administrative expenses in accompanying consolidated statements of operations. As of March 31, 2017, the fully vested outstanding options subject to re-measurement in accordance with the intrinsic value method had a weighted average remaining contractual term of 5.67 years.

Post 2013 Stock Option Awards

During the three months ended March 31, 2017, the Company granted 1,660,000 stock options with an estimated grant date fair value of $6,227,915. The assumptions used to estimate the grant date fair value of the awards issued for the three months ended March 31, 2017 include: expected volatility, based on historical stock prices ranging from 152% to 157%; an average expected term of 6.25 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.5%; and no dividend payments.

In January, the Company modified certain terms of 500,000 previously outstanding stock option awards, including accelerating portions of the award to vest prior to the original terms and the forfeiture of 275,000 unvested options. As a result of this modification, the Company recognized approximately $368 thousand of additional stock option expense during the three months ended March 31, 2017.

The following table illustrates the Company’s stock option activity (inclusive of awards accounted for under the intrinsic value and fair value) for the following periods:

	Options	Weighted Average Price	Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2015	7,281,250	$0.17	$0.17	6.75
Granted	4,130,000	1.53	–	9.75
Exercised	(159,678)	0.13	1.42	–
Forfeited	(504,014)	1.19	3.36	–
Balance, December 31, 2016	10,747,558	0.67	3.56	7.75
Granted	1,660,000	4.15	–	9.80
Exercised	(25,000)	0.80	–	–
Forfeited	–	–	–	–
Balance, March 31, 2017	12,382,558	1.14	2.51	8.02
Exercisable at March 31, 2017	7,049,808	0.24	3.51	7.80
Vested at March 31, 2017	7,712,990	$0.40	$3.25	7.80

For the three months ended March 31, 2017 and March 31, 2016, the Company recognized total stock based compensation of $102,158 and $682,255, respectively, associated with all equity and equity-linked awards, inclusive of intrinsic value re-measurement.

As of March 31, 2017, the total unrecognized compensation cost associated with options was approximately $11,914,000.

5.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, and as part of her agreement to join the Company’s Board of Directors, Ms. Laurie Hawkes was granted an option to purchase a total of 350,000 shares of common stock from a significant shareholder at an exercise price of $4.22 per share. The Company estimated the grant date fair value of these options using a Black-Scholes model with the assumptions described in Footnote 4. The aggregate grant date fair value of this award was $1,333,501 and the options vest monthly over a three-year period. During the three months ended March 31, 2017, the Company recognized compensation cost totaling $105,949 associated with this award. As of March 31, 2017, the Company had unrecognized compensation cost associated with this award totaling $1,227,551.

Upon the exercise of the options, the Company will not receive any cash proceeds nor, will it be obligated to issue additional shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial position as of March 31, 2017, and the results of operations for the three months ended March 31, 2017, which may not be indicative of our future results through the year ended December 31, 2017 or beyond.

OVERVIEW

eXp World Holdings, Inc., (the “Company”,“eXp”, “we”, “us”, “our”), is a cloud-based residential real estate brokerage. Our operations are focused on the use of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs. Our technology focus includes the development of a proprietary cloud based real estate transactional platform.

Continued Accelerated Growth – During the three-month period ending March 31, 2017, we increased our net real estate brokerage agent and broker base by 29%, from approximately 2,400 as of December 31, 2016 to over 3,100. These increases were incurred in both new and existing geographical markets and contributed to net revenue increases of 22% and 208% as compared to the quarter ended December 31, 2016 and the quarter ended March 31, 2016, respectively.

RECENT BUSINESS DEVELOPMENTS

Building for the Present and the Future – During the period, the Company was focused on building its operating infrastructure with the hiring of new staff across all departments of the organization to support both the current growth velocity but also expected future growth. In addition to people, the Company is also investing in scalable technology as a necessary element of its growth initiative. To date, the Company has evolved through substantial dependence on independent third-party software and applications which, when taken together, constitute a patchwork that has sustained and supported the Company’s growth. As the Company continues to introduce and execute on a number of initiatives aimed at accelerating expansion, it finished building the first instance of an enterprise application in order to move away from the integrations of external systems which the Company hopes to launch in the second quarter.

Agent Experience – The Company has a very attractive economic model and is working to marry that with a world-class agent experience. From onboarding to technology and other support to transaction management, delivering high a level of service to its agents and brokers will be a critical element of the Company’s future success. To this end, the Company created a new department called Agent Experience and hired Kee Wah Chung as Vice President of Agent Experience. Prior to joining eXp, Mr. Chung was Director of the Real Estate Customer Success Program for DocuSign where he created and built the first real estate focused team to drive an end-to-end world class customer experience. Prior to DocuSign, Mr. Chung served as Sr. Director and other leadership positions for Comcast, Premera, Polycom and Microsoft.

Brokerage Operations – The Company relies on employed brokers in each of the states and provinces that it operates to supervise its affiliated real estate agents, review transactions and ensure compliance with applicable real estate license law. In order to better manage these brokers and create a greater consistency of operations, the Company formed a Brokerage Operations business unit and name Kathy Gordon as Vice President of Brokerage Operations. Ms. Gordon, who has nearly two decades of experience in the industry, will deliver value to eXp agents through the support of eXp’s state administrative brokers, the administration of eXp’s brokerage policies and procedures, and license law and regulatory compliance. She also will serve as liaison with eXp’s legal resources and risk management programs. Prior to joining eXp, Ms. Gordon was previously was Broker of Record at one of Keller Williams’ largest firms, with nearly 3000 agents.

The Company expects to continue adding staff as well as making strategic additions to its executive team in future quarters.

MARKET CONDITIONS AND TRENDS

According to the National Association of REALTORS (“NAR”), home sale transaction volume increased 11% in the first quarter of 2017 as a result of both an increase in the number of home sale transactions, combined with average home sale price growth. Also according to NAR, the housing affordability index has continued to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 161 for February 2017 and 165 for 2016. The housing affordability index remains significantly higher than the average of 127 for the period from 1970 through 2016.

A part of this involves favorable mortgage rate conditions. Mortgage rates increased approximately 75 basis points from September 30, 2016 to March 31, 2017, but continue to be at historically low levels. While any increase to mortgage rates can adversely impact housing affordability, we believe that rising wages, improving consumer confidence and continued low inventory levels will result in favorable demand conditions and existing home sale volume growth.

Partially offsetting the positive impact of low mortgage rates are low housing inventory levels. According to NAR, the inventory of existing homes for sale in the U.S. was 1.8 million and 2.0 million at the end of March 2017 and March 2016, respectively. The March 2017 inventory represents a national average supply of 3.8 months at the current home sales pace which is below the 6.1 month 25-year average.

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

Existing Home Sales

According to NAR, for the year ended December 31, 2016, existing home sale transactions increased to 5.5 million homes or up 4% compared to 2015. In the first quarter of 2017, NAR existing home sale transactions increased to 1.1 million homes, or up 5%, compared to the same period of 2016. During the same period, eXp Realty home sale transactions increased 233% compared to the same period in 2016. Our home sale transactions were impacted by the growth of our agent base which grew from approximately 2,400 at the end of 2016 to over 3,100 by the end of the first quarter of 2017.

As of their most recent releases, NAR is forecasting existing home sales to increase 2% in 2017 and another 4% in 2018.

Existing Home Sale Price

We believe primary drivers to the long-term demand for housing and the growth of our company to support that demand are housing affordability, the general economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, job growth, the inherent benefits of owning a home versus renting and the influence of local housing dynamics of supply versus demand. As of March 31, 2017, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty. Regardless of whether the housing market continues to grow or slows, eXp Realty expects to adhere to its low-cost, high-engagement model, affording a growing number of agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a wide range of economic conditions.

Results of Operations

Revenues

During the three-months period ended March 31, 2017 net revenues increased $14.87 million to $22.01 million as compared to the three-month period ended March 31, 2016 when we generated $7.14 million. The increase as compared to the prior period is a direct result of the increases in sales agent base by over 183% to over 3,100.

Operating Expenses

	Three months Ended
	March 31,
	2017	2016	Change
Operating expenses:
Cost of revenues	$19,279,626	$6,110,987	$13,168,639
General and administrative	2,109,352	1,425,158	684,194
Professional fees	364,460	143,375	221,085
Sales and marketing	301,222	77,143	224,079
Total operating expenses	$22,054,660	$7,756,663	$14,297,997

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $13.17 million in the current three-months ended March 31, 2017 as compared to the three-months ended March 31, 2016 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase of $0.684 million in general and administrative costs in the three-months ended March 31, 2017 as compared to the three-months ended March 31, 2016 was driven primarily from an increase in our non-broker and agent headcount required to support the approximate 208% growth in the number of agents and brokers.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $0.22 million during the three-months ended March 31, 2017 as compared to the three-months ended March 31, 2016. Professional fees fluctuate on a periodic basis in correlation to non-recurring transactions, specifically as it relates to performing diligence and contract review and preparation to support the growth of new agent and broker bases as well as entry to new geographical markets.

Sales and marketing include costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The cost increase of approximately $0.22 million was due to increased cost in lead capture and other internet marketing related to our growth in agent and broker headcount for the three-months ended March 31, 2017 as compared to the three-months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2017	2016

Current assets	$6,463,681	$5,565,642
Current liabilities	(4,545,524)	(3,577,021)
Net working capital	$1,918,157	$1,988,621

Our working capital remained relatively flat as of March 31, 2017 as compared to December 31, 2016. Our increased sales volumes, resulting in increased receivables and restricted cash were off-set by corresponding increases in accrued expenses related commissions payable.

The following table presents our cash flows:

	Three months ended
	March 31,
	2017	2016	Change
Cash provided by (used in) operating activities	$157,286	$(89,293)	$246,579
Cash (used in) investment activities	(213,625)	(64,028)	(149,597)
Cash provided by (used in) financing activities	148,354	(1,000)	149,354

Net cash provided by operating activities for the three months ended March 31, 2017 primarily resulted from the increased volume in our sales transactions. As a result of the increased sales volume, we incurred higher accrued expenses, specifically commission payable, as partially off-set by a net stock option benefit as a result of declines in the intrinsic value of some of our outstanding stock options totaling approximately $2.5 million offset by $1.4 million of stock option expense. If we are successful in our growth plans, resulting in further increases in sales volumes, we expect to generate positive operating cash flows for the next twelve months.

During the three months ended March 31, 2017, our investing activities consisted of additional expenditures related to the on-going development of our internal use software. As we continue develop and refine our cloud-based platforms, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

We generated approximately $0.15 million in cash flows from financing activities primarily related to the completion of our December 31, 2016 private placement and the exercise of 25,000 stock options.

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

CRITICAL ACCOUNTING ESTIMATES

There has been no change in our critical accounting estimates as previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2016.

Non-GAAP Measurements

We currently have approximately 6.4 million outstanding stock options exercisable into restricted shares of our common stock at a weighted average exercise price of $0.14 per share, measured using the intrinsic value method. In accordance with US GAAP and Rules and Regulations as promulgated by the Securities and Exchange Commission (“SEC”), we were unable to retroactively apply the fair value method to awards previously outstanding under the intrinsic value method. In accordance with the intrinsic value method, we are required to re-measure the intrinsic value at each reporting date through the date of exercise or other settlement, while recognizing the applicable changes in the intrinsic value as a component of operations in the accompanying consolidated statements of operations.

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

Eliminating non-cash fluctuations for awards fully earned in prior periods, has limitations as an analytical tool, and you should not consider these omissions either in isolation or as a substitute for analyzing our results as reported under US GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash requirements for, our working capital needs;

•	this measure does not reflect the further issuance of equity and equity-linked instruments based on grant date fair values with continuing performance and service requirements;
•	this measure does not reflect historical cash expenditures or future requirements for expenditures or contractual commitments.
•	the recognition of significant intrinsic value fluctuations may result in the recognition of net income or losses that are not correlated to our business operations.

The following table represents the impacts of the intrinsic value variances on our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Net (loss)	$(69,729)	$(625,447)
Decrease (increase) in intrinsic value	(2,533,923)	316,670
Adjusted net income (loss)	$(2,603,652)	$(308,777)

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

The determination that our disclosure controls and procedures were not effective was based on the following material weaknesses in our internal control over financial reporting, which were identified and described in detail in our Annual Report on Form 10-K for the year ended December 31, 2016, and summarized below:

•	Failure to properly recognize and measure the fair value of equity and equity-linked awards issued to employees and non-employees.
•	Insufficient corporate governance policies.
•	Despite the addition of two new independent directors and an independent Audit Committee during 2016, at December 31, 2016, our level of independent director oversight still posed risk of management override and potential fraud.

During the first quarter of 2017, we continued our remediation activities related to the material weaknesses summarized above, including the following:

In January 2017, we appointed Laurie Hawkes to the Board as an additional independent director, resulting in a majority of independent directors for the first time on the Board.

In March 2017, a Compensation Committee comprised of three independent directors was formed. Each of our standing committees, including the Audit Committee, Governance Committee and Compensation Committee, has been specifically charged with certain oversight functions. During 2017 to date, our independent Board committees have been active.

CHANGES IN INTERNAL CONTROL

Outside of the remediation activities described above under Controls and Procedures – Evaluation of Disclosure Controls and Procedures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides a discussion of our recent sales of unregistered securities that have not been previously disclosed:

During the three months ended March 31, 2017, the Company issued 25,000 shares of restricted and unregistered shares of common stock for the exercise of stock options including cash consideration totaling $20,000.

During the three months ended March 31, 2017, the Company issued 269,560 shares of restricted and unregistered shares of common stock for services totaling $1,303,522.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from our Form 10-Q, filed on May 13, 2016)

3.4	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)

10.2	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015)

31.1	Certification of the Chief Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: May 19, 2017	/s/ Alan Goldman
Alan Goldman
Chief Financial Officer (Principal Financial Officer)

