Form 10-Q
period 2017-06-30
EXP World Holdings, Inc.
filed 2017-08-14
CIK 1495932

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 000-53300

EXP WORLD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-533000	98-0681092
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [   ]   Smaller reporting company [X]

Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2017 the registrant’s outstanding common stock consisted of 53,169,694 shares.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

June 30, 2017

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,564,220	$1,684,608
Restricted cash	1,116,117	481,704
Accounts receivable, net of allowance $170,811 and $133,845, respectively	8,442,372	3,015,767
Prepaids and other assets	434,342	383,563

TOTAL CURRENT ASSETS	11,557,051	5,565,642

OTHER ASSETS
Fixed assets, net	1,088,748	538,405

TOTAL OTHER ASSETS	1,088,748	538,405

TOTAL ASSETS	$12,645,799	$6,104,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$472,162	$317,420
Customer deposits	1,116,117	481,704
Accrued expenses	7,165,071	2,742,119
Notes payable	9,116	35,778

TOTAL CURRENT LIABILITIES	8,762,466	3,577,021

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 53,139,694 shares and 52,316,679 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	527	523
Additional paid-in capital	32,716,439	34,526,859
Accumulated deficit	(28,840,651)	(32,004,561)
Accumulated other comprehensive income (loss)	7,018	4,205

TOTAL STOCKHOLDERS' EQUITY	3,883,333	2,527,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,645,799	$6,104,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net revenues	$39,574,311	$13,282,028	$61,585,548	$20,424,840

Operating expenses
Cost of revenues	35,048,967	11,463,125	54,328,593	17,574,112
General and administrative	600,420	7,565,698	2,709,772	8,990,856
Professional fees	318,383	130,018	682,843	273,393
Sales and marketing	348,823	122,285	650,045	199,428

Total expenses	36,316,593	19,281,126	58,371,253	27,037,789

Net income (loss) from operations	3,257,718	(5,999,098)	3,214,295	(6,612,949)

Other income and (expenses)
Other income	–	439	–	446
Interest expense	(3,762)	–	(2,047)	–

Total other income and (expenses)	(3,762)	439	(2,047)	446

Income (loss) from before income tax expense	3,253,956	(5,998,659)	3,212,248	(6,612,503)

Income tax expense	(23,747)	(13,968)	(48,338)	(25,571)

Net income (loss)	3,230,209	(6,012,627)	3,163,910	(6,638,074)

Net loss attributable to non-controlling interest in subsidiary	–	6,720	–	12,300

Net income (loss) attributable to common shareholders	$3,230,209	$(6,005,907)	$3,163,910	$(6,625,774)

Net income (loss) per share attributable to common shareholders
Basic from continuing operations	$0.06	$(0.12)	$0.06	$(0.13)
Diluted from continuing operations	$0.05	$(0.12)	$0.05	$(0.13)

Weighted average shares outstanding
Basic	52,749,086	50,940,460	52,583,658	50,779,114
Diluted	59,640,200	50,940,460	59,750,835	50,779,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$3,230,209	$(6,012,627)	$3,163,910	$(6,638,074)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(7,224)	(1,919)	2,813	5,089
Comprehensive income (loss)	3,222,985	(6,014,546)	3,166,723	(6,632,985)
Comprehensive loss attributable to non-controlling interest in subsidiary	–	6,720	–	12,300
Comprehensive income (loss) attributable to common shareholders	$3,222,985	$(6,007,826)	$3,166,723	$(6,620,685)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES
Net income (loss)	$3,163,910	$(6,638,074)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	94,702	25,555
Stock compensation expense	3,533,289	731,709
Stock option expense (benefit)	(5,502,256)	6,551,040

Changes in operating assets and liabilities:
Accounts receivable	(5,426,605)	(679,418)
Prepaids and other assets	(136,425)	(106,364)
Restricted cash	(634,413)	(200,504)
Customer deposits	634,413	200,504
Accounts payable	154,742	(28,322)
Accrued expenses	4,421,123	603,492

CASH PROVIDED BY OPERATING ACTIVITIES	302,480	459,618

INVESTING ACTIVITIES
Acquisition of property and equipment	(548,758)	(150,328)

CASH USED IN INVESTING ACTIVITIES	(548,758)	(150,328)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	160,000	–
Common stock issuance transaction costs	(17,842)	–
Repurchase and retirement of common stock	(3,607)	–
Repurchase and retirement of subsidiary common stock	–	(1,000)
Proceeds from exercise of options	20,000	1,000
Principal payments of notes payable	(27,912)	–

CASH PROVIDED BY FINANCING ACTIVITIES	130,639	–

Effect of changes in exchange rates on cash and cash equivalents	(4,749)	5,089

Net change in cash and cash equivalents	(120,388)	314,379

Cash and cash equivalents, beginning of period	1,684,608	571,814

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,564,220	$886,193
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$862	$–
Cash paid for income taxes	$54,336	$32,235

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$96,287	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of eXp World Holdings, Inc., and its subsidiaries; eXp Realty Holdings, Inc.; First Cloud Mortgage, Inc. (dormant as of December 31, 2016 and through June 30, 2017); eXp Realty Associates, LLC; eXp Realty, LLC; eXp Realty of California, Inc.; eXp Realty of Canada, Inc.; and eXp Realty of Connecticut, LLC. All inter-company accounts and transactions have been eliminated upon consolidation.

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

3.       FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of June 30, 2017	As of December 31, 2016

Computer hardware and software	$1,230,892	$219,590
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	1,236,802	225,500
Less: accumulated depreciation and amortization	(191,918)	(97,216)
Depreciable property, net	1,044,883	128,284
Assets under development	43,865	410,121
Fixed assets, net	$1,088,748	$538,405

Depreciation expense for the six months ended June 30, 2017 and 2016 was $94,702 and $25,252, respectively. Depreciation expense for the three months ended June 30, 2017 and 2016 was $81,437 and $12,626, respectively.

4.       STOCKHOLDERS’ EQUITY

As of June 30, 2017, the Company had 53,139,694 shares of common stock issued and outstanding. The following provides a detailed description of the stock based transactions completed since January 1, 2017:

In January 2017, the Company issued the remaining 49,231 shares of restricted and unregistered shares of common stock to accredited investors subsequent to the receipt of $160,000 of gross proceeds from the Company’s December 2016 private placement. The Company received total gross cash proceeds from the private placement of $760,000.

During the six months ended June 30, 2017, the Company issued 25,000 shares of restricted and unregistered shares of common stock upon the exercise of stock options , in connection with which it received cash consideration totaling $20,000.

During the six months ended June 30, 2017, the Company repurchased and retired 1,307 shares of common stock for cash consideration totaling $3,607.

During the six months ended June 30, 2017, the Company issued 799,322 shares of restricted and unregistered shares of common stock for services totaling $3,533,289.

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

During the six months ended June 30, 2017 and 2016, the Company issued 667,159 and 459,190 shares, respectively, of restricted and unregistered shares of common stock to agents and brokers for $1,759,905 and $459,568, respectively for the settlement of commissions payable.

Real Estate Agent Growth and Other Incentive Programs

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. Agents who qualify, and who remain with the Company in good standing for the term of the applicable agreement, are awarded restricted and unregistered shares of common stock based on production milestones.

Under this program, the Company awards restricted and unregistered shares of common stock to non-employees that become issuable upon the achievement of certain milestones for both the individual and the recruited agents. Subsequent to achieving and maintaining the milestones, the awards vest ratably over service periods of three years.

The following table illustrates the Company’s restricted stock activity for the following periods:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	1,293,056	$0.45
Granted	2,452,965	3.65
Issued	(503,922)	4.30
Forfeited	(688,142)	0.62
Balance, December 31, 2016	2,553,957	2.82
Granted	437,078	3.59
Issued	(125,517)	1.27
Forfeited	(107,325)	2.50
Balance, June 30, 2017	2,758,193	$2.52

As of June 30, 2017, unvested restricted stock awards of approximately 2,048,000 shares had total unrecognized compensation costs totaling approximately $4,300,000.

Pre-2013 Stock Options

As of June 30, 2017, the Company had outstanding options to purchase 6,384,808 shares of common stock, accounted for in accordance with the intrinsic value method. The required re-measurement of the intrinsic value of the awards resulted in the recognition of a stock option benefit of $7,981,010 for the six months ended June 30, 2017; and a benefit of $5,427,087 for the three months ended June 30, 2016; included in general and administrative expenses in accompanying consolidated statements of operations. As of June 30, 2017, the fully vested outstanding options subject to re-measurement in accordance with the intrinsic value method had a weighted average remaining contractual term of 5.31 years.

Post-2013 Stock Option Awards

During the six months ended June 30, 2017, the Company granted stock options to purchase 1,770,000 shares of common stock, with an estimated grant date fair value of $6,433,748. The assumptions used to estimate the grant date fair value of the awards issued for the six months ended June 30, 2017 include: expected volatility, based on historical stock prices ranging from 148% to 157%; an average expected term of 6.25 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.4%; and no dividend payments.

In January, the Company modified certain terms of previously outstanding option awards to purchase 500,000 shares of common stock, including accelerating portions of the award to vest prior to the original terms and the forfeiture of unvested options to purchase 275,000 shares of common stock. As a result of this modification, the Company recognized approximately $368,000 of additional stock option expense during the six months ended June 30, 2017.

The following table illustrates the Company’s stock option activity (inclusive of awards accounted for under the intrinsic value and fair value) for the following periods:

	Options	Weighted Average Price	Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2015	7,281,250	$0.17	$0.17	6.75
Granted	4,130,000	1.53	–	9.75
Exercised	(159,678)	0.13	1.42	–
Forfeited	(504,014)	1.19	3.36	–
Balance, December 31, 2016	10,747,558	0.67	3.56	7.75
Granted	1,770,000	3.98	–	9.62
Exercised	(25,000)	0.80	2.62	–
Forfeited	(275,000)	0.80	3.20	–
Balance, June 30, 2017	12,217,558	1.15	1.65	7.10
Exercisable at June 30, 2017	7,902,033	0.46	2.40	6.10
Vested at June 30, 2017	7,959,461	$0.47	$2.41	6.13

For the six months ended June 30, 2017 and June 30, 2016, the Company recognized total stock-based compensation of ($5,502,256) and $6,551,040, respectively, associated with all equity and equity-linked awards, inclusive of intrinsic value re-measurement.

For the three months ended June 30, 2017 and June 30, 2016, the Company recognized total stock-based compensation of ($4,300,892) and $6,117,510, respectively, associated with all equity and equity-linked awards, inclusive of intrinsic value re-measurement.

As of June 30, 2017, the total unrecognized compensation cost associated with options was approximately $12,295,000.

5.       RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, and as part of her agreement to join the Company’s Board of Directors, Ms. Laurie Hawkes was granted an option to purchase a total of 350,000 shares of common stock from a significant stockholder at an exercise price of $4.22 per share. The Company estimated the grant date fair value of these options using a Black-Scholes model with the assumptions described in Footnote 4. The aggregate grant date fair value of this award was $1,333,501 and the options vest monthly over a three-year period. During the six months ended June 30, 2017, the Company recognized compensation cost totaling $216,770 associated with this award. As of June 30, 2017, the Company had unrecognized compensation cost associated with this award totaling $1,116,731.

Because the options were granted by a significant stockholder and not the Company, upon the exercise of the options, the Company will not receive any cash proceeds and will not be obligated to issue additional shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial position as of June 30, 2017, and the results of operations for the three and six months ended June 30, 2017, which may not be indicative of our future results through the year ended December 31, 2017 or beyond.

OVERVIEW

eXp World Holdings, Inc., (the “Company”, “eXp”, “we”, “us”, “our”), is a cloud-based residential real estate brokerage. Our operations are focused on the use of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs. Our technology focus includes the development of a proprietary cloud based real estate transactional platform.

Continued Accelerated Growth – During the six-month period ended June 30, 2017, we increased our net real estate brokerage agent and broker base by 58%, from approximately 2,400 as of December 31, 2016 to over 3,800. These increases were incurred in both new and existing geographical markets and contributed to net revenue increases of 202% and 198% as compared to the six months and three months ended June 30, 2016, respectively.

RECENT BUSINESS DEVELOPMENTS

Advancements during the three months ended June 30th, 2017 centered on the addition of scaling the corporate operations of the company to match current and ongoing growth of the business. In April 2017, industry veterans from companies including Zillow and DocuSign joined eXp to head up areas including technology, agent services and marketing/communications. These new members of the leadership team focused on quick improvements in a variety of operational areas for a growing agent base and planning for ongoing growth of new agents and teams.

The Company launched eXp Enterprise (“Enterprise”)during the three months ended June 30th, 2017. Enterprise is a new proprietary platform that manages all of the Company’s critical processes and information, including agent details, transactions, commissions and revenue share. It allows for a flow of real time information to eXp agents, while also providing a singular platform for eXp staff to perform a variety of back office functions in a scalable and efficient manner. The platform has already led to improvements in the areas of agent onboarding, transaction processing, and financial oversight. This platform will lend- itself to constantly enhance and build out capabilities that meet the needs of company stakeholders into the future.

The Company also committed to initiate agent commission payments on 90 percent of core transactions within one business day of closing. The Company created a new, internal project team focused on driving velocity of payments by improving the settlement and disbursement authorization processes. Through an internal audit and improvement of processes along with additional resources, the project was successful.

To provide additional support to eXp agents in 43 states, the Company redefined the role of the State Administrative Broker and created a new role: Regional Development Leader (“RDL”). The RDL role is designed to deal with the multitude of request from agents considering moving to eXp, allowing the State Administrative Broker to work more closely with a growing base of current agents.

During the three months ended June 30th, 2017, the Company also created a variety of new marketing and communications assets, allowing stakeholders to have more transparency into the organization while providing more ways to provide feedback. Assets provided to agents included tools to assist with social media, public relations, and a variety of internal communication pieces to help agents be more productive and in-the-know.

The Company expects to continue to add staff and make strategic additions to its executive team in future periods.

MARKET CONDITIONS AND TRENDS

According to the National Association of REALTORS (“NAR”), home sale transaction volume increased 8% in the second quarter of 2017 as compared to the same period in 2016 as a result of both an increase in the number of home sale transactions, combined with average home sale price growth. Also according to NAR, the housing affordability index has continued to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 153 for May (preliminary) 2017 and 161 for 2016. The housing affordability index remains significantly higher than the average of 127 for the period from 1970 through 2016.

The favorable housing affordability index is due in part to favorable mortgage rate conditions. Mortgage rates increased approximately 45 basis points from September 30, 2016 to June 30, 2017, but continue to be at historically low levels. While any increase to mortgage rates can adversely impact housing affordability, we believe that rising wages, improving consumer confidence and continued low inventory levels will result in favorable demand conditions and existing home sale volume growth.

According to Freddie Mac, mortgage rates on commitments for 30-year, conventional, fixed-rate first mortgages averaged 3.7% for 2016 and the rate at June 30, 2017 was 3.9%. To the extent that mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter term mortgages which can be utilized to obtain a mortgage rate that is lower than a comparable 30-year fixed-rate mortgage.

Partially offsetting the positive impact of low mortgage rates are low housing inventory levels. According to NAR, the inventory of existing homes for sale in the U.S. was 1.96 million and 2.11 million at the end of June (preliminary) 2017 and June 2016, respectively. The June (preliminary) 2017 inventory represents a national average supply of 4.3 months at the current home sales pace which is below the 6.1 month 25-year average.

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

Existing Home Sales

According to NAR, for the year ended December 31, 2016, existing home sale transactions increased to 5.5 million homes or up 4% compared to 2015. In the first six months of 2017, NAR existing home sale transactions increased to 2.69 million homes, or up 3.3%, compared to the same period of 2016. During the same period, eXp Realty home sale transactions increased 186% compared to the same period in 2016. Our home sale transactions were impacted by the growth of our agent base which grew from approximately 2,400 at the end of 2016 to over 3,800 by the end of the second quarter of 2017.

As of their most recent releases, NAR is forecasting existing home sales to increase 3% in 2017 and another 2% in 2018.

Existing Home Sale Price

We believe primary drivers to the long-term demand for housing and the growth of our company to support that demand are housing affordability, the general economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, job growth, the inherent benefits of owning a home versus renting and the influence of local housing dynamics of supply versus demand. As of June 30, 2017, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty. Regardless of whether the housing market continues to grow or slows, eXp Realty expects to adhere to its low-cost, high-engagement model, affording a growing number of agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a wide range of economic conditions.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months ended June 30th, 2016

Revenues

During the three-month period ended June 30, 2017 net revenues increased $26.29 million to $39.57 million as compared to the three-month period ended June 30, 2016 when we generated $13.28 million. The increase as compared to the prior period is a direct result of the increases in sales agent base by over 171% to over 3,800.

Operating Expenses

	Three Months Ended June 30,
	2017	2016	Change

Operating expenses:
Cost of revenues	$35,048,967	$11,463,125	$23,585,842
General and administrative	600,420	7,565,698	(6,965,278)
Professional fees	318,383	130,018	188,365
Sales and marketing	348,823	122,285	226,538
Total operating expenses	$36,316,593	$19,281,126	$17,035,467

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $23.59 million in the current three-month period ended June 30, 2017 as compared to the three-month period ended June 30, 2016 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The decrease of $6.97 million in general and administrative costs in the three-month period ended June 30, 2017 as compared to the three-month period ended June 30, 2016 was driven primarily by the revaluation of our intrinsic value options whereby a benefit was taken to the statement of operations in the amount of $5.43 million.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $0.19 million during the three-month period ended June 30, 2017 as compared to the three-month period ended June 30, 2016. Professional fees were higher due to higher audit costs as compared to the same period last year in addition to other non-recurring transactions, specifically as it relates to performing diligence and contract review and preparation to support the growth of new agent and broker bases as well as entry into new geographical markets.

Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The cost increase of approximately $0.23 million was due to increased cost in lead capture and other internet marketing related to our growth in agent and broker headcount for the three-month period ended June 30, 2017 as compared to the three-month period ended June 30, 2016.

Results of Operations

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 201

Revenues

During the six-month period ended June 30, 2017 net revenues increased $41.16 million to $61.59 million as compared to the six-month period ended June 30, 2016 when we generated $20.42 million. The increase as compared to the prior period is a direct result of the increases in sales agent base by over 171% to over 3,800.

Operating Expenses

	Six Months Ended June 30,
	2017	2016	Change

Operating expenses:
Cost of revenues	$54,328,593	$17,574,112	$36,754,481
General and administrative	2,709,772	8,990,856	(6,281,084)
Professional fees	682,843	273,393	409,450
Sales and marketing	650,045	199,428	450,617
Total operating expenses	$58,371,253	$27,037,789	$31,333,464

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $36.75 million in the current six-month period ended June 30, 2017 as compared to the six-month period ended June 30, 2016 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The decrease of $6.28 million in general and administrative costs in the six-month period ended June 30, 2017 as compared to the six-month period ended June 30, 2016 was driven primarily by the revaluation of our intrinsic value options whereby a benefit was taken to the statement of operations in the amount of $7.98 million.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $0.41 million during the six-month period ended June 30, 2017 as compared to the six-month period ended June 30, 2016. Professional fees were higher due to higher audit costs as compared to the same period last year in addition to other non-recurring transactions, specifically as it relates to performing diligence and contract review and preparation to support the growth of new agent and broker bases as well as entry to new geographical markets.

Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The cost increase of approximately $0.45 million was due to increased cost in lead capture and other internet marketing related to our growth in agent and broker headcount for the six-month period ended June 30, 2017 as compared to the six-month period ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2017	2016

Current assets	$11,557,051	$5,565,642
Current liabilities	(8,762,466)	(3,577,021)
Net working capital	$2,794,585	$1,988,621

Our working capital as of June 30, 2017 increased as compared to December 31, 2016. Our increased sales volumes, resulting in increased receivables and restricted cash were off-set by corresponding increases in accrued expenses related commissions payable.

The following table presents our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months ended June 30,
	2017	2016	Change

Cash provided by operating activities	$302,480	$459,618	$(157,138)
Cash (used in) investment activities	(548,758)	(150,328)	(398,430)
Cash provided by (used in) financing activities	130,639	–	130,639

Net cash provided by operating activities for the six months ended June 30, 2017 primarily resulted from the increased volume in our sales transactions and higher commission receivable. As a result of the increased sales volume, we also incurred higher accrued expenses, specifically commission payable. If we are successful in our growth plans, which would result in further increases in sales volumes, we expect to generate positive operating cash flows for the next twelve months.

During the six months ended June 30, 2017, our investing activities consisted of additional expenditures related to the on-going development of our internal use software. As we continue to develop and refine our cloud-based platforms, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

We generated approximately $0.13 million in cash flows from financing activities primarily related to the completion of our December 31, 2016 private placement and the exercise of 25,000 options to purchase 25,000 shares of common stock.

Our future capital requirements will depend on many factors, including our level of investment in technology and our rate of growth into new markets. Our capital requirements may be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. We anticipate that between our current cash position and cash flow from ongoing operations we have the necessary resources to continue operating our business over the next 12 months. In order to support and achieve our future growth plans, however, we may need or seek advantageously to obtain additional funding through equity or debt financing.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required in the future, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CRITICAL ACCOUNTING ESTIMATES

There has been no change in our critical accounting estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Non-GAAP Measurements

As of June 30, 2017 we have outstanding options to purchase approximately 6.4 million shares of common stock at a weighted average exercise price of $0.14 per share, measured using the intrinsic value method. In accordance with US GAAP and Rules and Regulations as promulgated by the Securities and Exchange Commission (“SEC”), we were unable to retroactively apply the fair value method to awards previously outstanding under the intrinsic value method. In accordance with the intrinsic value method, we are required to re-measure the intrinsic value at each reporting date through the date of exercise or other settlement, while recognizing the applicable changes in the intrinsic value as a component of operations in the accompanying consolidated statements of operations.

As a public company, we value stock options at their grant date fair value, and recognize the associated compensation cost systematically over the requisite service or performance period, with no consideration given to market changes in the underlying equity instruments or other assumptions used for valuation purposes on the grant date. If we had the ability to reasonably estimate the fair value of options issued at our inception as a private company, all associated expenses would have been recognized in prior periods as the awards vested without giving effect to re-measurement through the date of exercise or expiration.

The SEC has adopted rules to regulate the use in filings with the SEC, and in other public disclosures of financial measures, that are not calculated in accordance with US GAAP, such as EBITDA, omission of non-recurring or infrequent items, and other omissions of non-cash items whether recurring or non-recurring. These measures are derived from methodologies other than in accordance with US GAAP.

We believe that the omission of non-cash income or expense based on fluctuations in the Company’s stock price, which is significantly outside of its control, is more reflective of the key factors that affect our operating performance. Since the equity-linked instruments were issued early in our existence, and there are no further performance requirements associated with earning the awards, we believe that omitting these fluctuations provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations. Our management does not evaluate the Company’s performance, either financial or operational, inclusive of fluctuations in the intrinsic value of the awards issued prior becoming a public company.

Eliminating non-cash fluctuations for awards fully earned in prior periods, has limitations as an analytical tool, and you should not consider these omissions either in isolation or as a substitute for analyzing our results as reported under US GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash requirements for, our working capital needs;
•	this measure does not reflect the further issuance of equity and equity-linked instruments based on grant date fair values with continuing performance and service requirements;
•	this measure does not reflect historical cash expenditures or future requirements for expenditures or contractual commitments.
•	the recognition of significant intrinsic value fluctuations may result in the recognition of net income or losses that are not correlated to our business operations.

The following table represents the impacts of the intrinsic value variances on our results of operations for the periods presented:

	Six Months Ended June 30,
	2017	2016
Net income (loss)	$3,163,910	$(6,625,447)
Decrease (increase) in intrinsic value	7,981,010	6,144,244
Adjusted net income (loss)	$(4,817,100)	$(481,203)

	Three Months Ended June 30,
	2017	2016
Net income (loss)	$3,230,209	$(6,005,907)
Decrease (increase) in intrinsic value	5,427,087	4,360,431
Adjusted net income (loss)	$(2,196,878)	$(1,645,476)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As detailed in a Current Report on Form 8-K filed on August 2, 2017, on July 27, 2017 we entered into a separation agreement and release with Mr. Russell Cofano our former President and General Counsel who resigned on July 28th, 2017. A summary of that agreement is contained in the aforementioned Form 8-K, and the agreement is filed as Exhibit 10.1 to the Form 8-K.

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

Item 4.                   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2017, the end of the period covered by this report we carried out an evaluation of the effectiveness of our disclosure controls and procedures with the participation of our Chief Executive Officer and Chief Financial Officer. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

During the first half of 2017, we continued our remediation activities related to the material weaknesses summarized above, including the following:

In January 2017, we appointed Laurie Hawkes to the Board as an additional independent director, resulting in a majority of independent directors for the first time on the Board. However, Ms. Hawkes resigned as a director, effective August 9, 2017.

In March 2017, we constituted a Compensation Committee comprised of three independent directors. Each of our standing committees, including the Audit Committee, Governance Committee and Compensation Committee, has been specifically charged with certain oversight functions. During 2017 to date, our independent Board committees have been active.

CHANGES IN INTERNAL CONTROL

Outside of the remediation activities described above under Controls and Procedures – Evaluation of Disclosure Controls and Procedures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides a discussion of our recent sales of unregistered securities that have not been previously disclosed:

During the six months ended June 30, 2017, the Company issued 25,000 shares of restricted and unregistered shares of common stock upon the exercise of stock options , a connection with which it received cash consideration totaling $20,000.

During the six months ended June 30, 2017, the Company issued 799,322 shares of restricted and unregistered shares of common stock for services totaling $3,533,289.

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

eXp World Holdings, Inc.
(Registrant)

Date: August 14, 2017	/s/ Alan Goldman
Alan Goldman
Chief Financial Officer (Principal Financial Officer)

