Form 10-Q
period 2017-09-30
EXP World Holdings, Inc.
filed 2017-11-14
CIK 1495932

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]      Accelerated filer [_]      Non-accelerated filer [_]   Smaller reporting company [X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2017 the registrant’s outstanding common stock consisted of 53,995,962 shares.

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements may include statements about matters such as: future revenues; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

September 30, 2017

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,347,910	$1,684,608
Restricted cash	1,134,109	481,704
Accounts receivable, net of allowance $177,563 and $133,845, respectively	7,549,469	3,015,767
Prepaids and other assets	587,904	383,563

TOTAL CURRENT ASSETS	12,619,392	5,565,642

OTHER ASSETS
Fixed assets, net	1,298,215	538,405

TOTAL OTHER ASSETS	1,298,215	538,405

TOTAL ASSETS	$13,917,607	$6,104,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$412,439	$317,420
Customer deposits	1,134,109	481,704
Accrued expenses	7,745,153	2,742,119
Notes payable	–	35,778

TOTAL CURRENT LIABILITIES	9,291,701	3,577,021

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 53,995,962 shares and 52,316,679 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	540	523
Additional paid-in capital	41,238,713	34,526,859
Accumulated deficit	(36,621,221)	(32,004,561)
Accumulated other comprehensive income (loss)	7,874	4,205

TOTAL STOCKHOLDERS' EQUITY	4,625,906	2,527,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,917,607	$6,104,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenues	$48,105,769	$15,756,956	$109,691,317	$36,181,796

Operating expenses
Cost of revenues	43,291,473	13,294,452	97,620,066	30,868,564
General and administrative	11,987,268	16,810,567	14,697,040	25,801,423
Professional fees	223,811	140,804	906,654	414,197
Sales and marketing	380,452	158,968	1,030,497	358,396

Total expenses	55,883,004	30,404,791	114,254,257	57,442,580

Net loss from operations	(7,777,235)	(14,647,835)	(4,562,940)	(21,260,784)

Other income and (expenses)
Other income	–	(432)	–	14
Interest expense	(58)	–	(2,105)	–

Total other income and (expenses)	(58)	(432)	(2,105)	14

Loss from before income tax expense	(7,777,293)	(14,648,267)	(4,565,045)	(21,260,770)

Income tax expense	(3,277)	(7,444)	(51,615)	(33,015)

Net loss	(7,780,570)	(14,655,711)	(4,616,660)	(21,293,785)

Net loss attributable to non-controlling interest in subsidiary	–	8,613	–	20,913

Net loss attributable to common shareholders	$(7,750,570)	$(14,647,098)	$(4,616,660)	$(21,272,872)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.15)	$(0.29)	$(0.09)	$(0.42)
Diluted from continuing operations	$(0.15)	$(0.29)	$(0.09)	$(0.42)

Weighted average shares outstanding
Basic	53,335,822	51,225,817	52,837,134	50,929,102
Diluted	53,335,822	51,225,817	52,837,134	50,929,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(7,780,570)	$(14,655,711)	$(4,616,660)	$(21,293,785)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	856	10,515	3,669	15,604
Comprehensive loss	(7,779,714)	(14,645,196)	(4,612,991)	(21,278,181)
Comprehensive loss attributable to non-controlling interest in subsidiary	–	8,613	–	20,913
Comprehensive loss attributable to common shareholders	$(7,779,714)	$(14,636,583)	$(4,612,991)	$(21,257,268)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(4,616,660)	$(21,293,785)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	207,189	38,110
Stock compensation expense	7,076,363	1,527,110
Stock option expense (benefit)	(523,043)	21,183,498

Changes in operating assets and liabilities:
Accounts receivable	(4,533,702)	(992,031)
Prepaids and other assets	(321,576)	(320,114)
Restricted cash	(652,405)	(384,761)
Customer deposits	652,405	384,761
Accounts payable	95,019	305,438
Accrued expenses	5,013,111	189,655

CASH PROVIDED BY OPERATING ACTIVITIES	2,396,701	637,881

INVESTING ACTIVITIES
Acquisition of property and equipment	(849,764)	(281,203)

CASH USED IN INVESTING ACTIVITIES	(849,764)	(281,203)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	142,158	–
Common stock issuance transaction costs	–	–
Repurchase and retirement of common stock	(3,607)	–
Repurchase and retirement of subsidiary common stock	–	(1,000)
Proceeds from exercise of options	20,000	1,000
Principal payments of notes payable	(35,778)	–

CASH PROVIDED BY FINANCING ACTIVITIES	122,773	–

Effect of changes in exchange rates on cash and cash equivalents	(6,408)	15,604

Net change in cash and cash equivalents	1,663,302	372,282

Cash and cash equivalents, beginning of period	1,684,608	571,814

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,347,910	$944,096
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$920	$–
Cash paid for income taxes	$57,484	$33,015

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$117,235	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2017

(Expressed in U.S. dollars)

1.        BACKGROUND AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company is a cloud-based real estate brokerage operating in most U.S. States, the District of Columbia and the provinces of Alberta and Ontario, Canada. The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of eXp World Holdings, Inc., and its subsidiaries; eXp Realty Holdings, Inc.; First Cloud Mortgage, Inc. (dormant as of December 31, 2016 and through September 30, 2017); eXp Realty Associates, LLC; eXp Realty, LLC; eXp Realty of California, Inc.; eXp Realty of Canada, Inc.; and eXp Realty of Connecticut, LLC. All inter-company accounts and transactions have been eliminated upon consolidation.

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

Recently Issued Accounting Pronouncements

In January 2017, the Company implemented accounting treatment as promulgated by FASB as issued in ASU No. 2016-09 Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The Company made an election to account for forfeitures of non-vested equity awards in the periods in which they occur. The treatments implemented did not have a material impact on the accompanying unaudited condensed consolidated financial statements as presented.

In May 2016, the FASB issued ASU 2016-02 Leases (Topic 842). Under the new guidance a lessee is required to recognize lease liabilities and corresponding right-of-use assets, initially measured at the present value of lease payments, on the balance sheet for operating leases with terms greater than one year. Lessor accounting remains largely unchanged from existing lease accounting. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. If the lessee makes the election, the lessee would recognize lease expense on a straight-line basis over the lease term. The Company is still evaluating our lease contracts however, we do not expect material changes to the timing and recognition of lease expense as a result of adoption of the ASU. This ASU update is effective in annual reporting periods beginning after December 15, 2018 and the interim periods within that year.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to remove inconsistencies in requirements, provide a robust framework, improve comparability across entities and industries, provide more useful information to users and simplify the preparation of financial statements. The Company is still evaluating the potential impacts the new revenue standard may have as a result of adoption of the ASU however, we do not expect the new standard to have a material impact on financial results as the Company recognizes revenue at the completion of a residential real estate sale transaction, on a gross basis, which will not result in a change in the timing and recognition of revenue. This ASU is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year.

3.        FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of September 30, 2017	As of December 31, 2016

Computer hardware and software	$1,518,785	$219,590
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	1,524,695	225,500
Less: accumulated depreciation and amortization	(304,405)	(97,216)
Depreciable property, net	1,220,290	128,284
Assets under development	77,925	410,121
Fixed assets, net	$1,298,215	$538,405

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $207,189 and $38,110, respectively. Depreciation expense for the three months ended September 30, 2017 and 2016 was $112,487 and $12,555, respectively.

4.        STOCKHOLDERS’ EQUITY

As of September 30, 2017, the Company had 53,995,962 shares of common stock issued and outstanding. The following provides a detailed description of the stock based transactions completed since January 1, 2017:

In January 2017, the Company issued the remaining 49,231 shares of restricted common stock to accredited investors following receipt of $160,000 of gross proceeds from the Company’s December 2016 private placement. The Company received total gross cash proceeds from the private placement of $760,000.

During the nine months ended September 30, 2017, the Company issued 25,000 shares of restricted common stock upon the exercise of stock options, and received cash consideration totaling $20,000 upon payment of the exercise price for the options.

During the nine months ended September 30, 2017, the Company repurchased and retired 1,307 shares of common stock for cash consideration totaling $3,607.

During the nine months ended September 30, 2017, the Company issued 1,655,590 shares of restricted common stock in exchange for services totaling $7,076,363, which includes the expense activity in our 2015 Agent Equity Program and Real Estate Agent Growth and Other Incentive Programs.

2015 Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of restricted common stock. If agents and brokers elect to receive portions of their commissions in restricted common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable.

During the nine months ended September 30, 2017 and 2016, the Company issued 1,197,567 and 648,608 shares, respectively, of restricted common stock to agents and brokers for $3,173,490 and $844,811, respectively for the settlement of commissions payable.

Real Estate Agent Growth and Other Incentive Programs

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. Agents who qualify, and who remain with the Company in good standing for the term of the applicable agreement, are awarded restricted common stock based on production milestones.

Under this program, the Company awards restricted common stock to our agents and brokers that become issuable upon the achievement of certain milestones for both the individual and the recruited agents. Subsequent to achieving and maintaining the milestones, the awards vest ratably over service periods of three years.

The following table illustrates the Company’s restricted stock activity for the following periods:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	1,293,056	$0.45
Granted	2,452,965	3.65
Issued	(503,922)	4.30
Forfeited	(688,142)	0.62
Balance, December 31, 2016	2,553,957	2.82
Granted	1,719,744	3.27
Issued	(383,492)	2.57
Forfeited	(313,875)	2.24
Balance, September 30, 2017	3,576,334	$2.99

As of September 30, 2017, unvested restricted stock awards of approximately 2,084,000 shares had total unrecognized compensation costs totaling approximately $6,570,000.

Pre-2013 Stock Options

As of September 30, 2017, the Company had outstanding options to purchase 6,006,838 shares of common stock, accounted for in accordance with the intrinsic value method. The required re-measurement of the intrinsic value of the awards resulted in the recognition of a stock option benefit of $5,502,948 for the nine months ended September 30, 2017; and an expense of $2,478,062 for the three months ended September 30, 2017; included in general and administrative expenses in accompanying consolidated statements of operations. As of September 30, 2017, the fully vested outstanding options subject to re-measurement in accordance with the intrinsic value method had a weighted average remaining contractual term of 4.98 years.

Post-2013 Stock Option Awards

During the nine months ended September 30, 2017, the Company granted stock options to purchase 2,783,231 shares of common stock, with an estimated grant date fair value of $9,586,791. The assumptions used to estimate the grant date fair value of the awards issued for the nine months ended September 30, 2017 include: expected volatility based on historical stock prices ranging from 142% to 157%; an average expected term of 6.25 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.2%; and no dividend payments.

In January 2017, the Company modified certain terms of previously outstanding option awards to purchase 500,000 shares of common stock, including accelerating portions of the award to vest prior to the original terms and the forfeiture of unvested options to purchase 275,000 shares of common stock. As a result of this modification, the Company recognized approximately $368,000 of additional stock option expense during the nine months ended September 30, 2017.

The following table illustrates the Company’s stock option activity (inclusive of awards accounted for under the intrinsic value and fair value) for the following periods:

	Options	Weighted Average Price	Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2015	7,281,250	$0.17	$0.17	6.75
Granted	4,130,000	1.53	–	9.75
Exercised	(159,678)	0.13	1.42	–
Forfeited	(504,014)	1.19	3.36	–
Balance, December 31, 2016	10,747,558	0.67	3.56	7.75
Granted	2,783,231	3.75	–	6.23
Exercised	(25,000)	0.80	2.62	–
Forfeited	(2,537,970)	2.30	1.06	–
Balance, September 30, 2017	10,967,819	1.47	2.80	6.81
Exercisable at September 30, 2017	7,274,946	0.42	3.00	5.65
Vested at September 30, 2017	7,607,170	$0.50	$2.97	5.79

For the nine months ended September 30, 2017 and September 30, 2016, the Company recognized total stock-based compensation of ($523,043) and $21,183,498, respectively, associated with all equity and equity-linked awards, inclusive of intrinsic value re-measurement.

For the three months ended September 30, 2017 and September 30, 2016, the Company recognized total stock-based compensation of $4,979,213 and $14,632,458, respectively, associated with all equity and equity-linked awards, inclusive of intrinsic value re-measurement.

As of September 30, 2017, the total unrecognized compensation cost associated with options was approximately $8,518,000.

5.        RELATED PARTY TRANSACTIONS

In January 2017, and as part of her agreement to join the Company’s Board of Directors, Ms. Laurie Hawkes was granted an option to purchase a total of 350,000 shares of common stock from a significant stockholder at an exercise price of $4.22 per share. The Company estimated the grant date fair value of these options using a Black-Scholes model with the assumptions described in Footnote 4. The aggregate grant date fair value of this award was $1,333,501. During the nine months ended September 30, 2017, the Company recognized compensation cost totaling $254,522 associated with this award.

Because the options were granted by a significant stockholder and not the Company, upon the exercise of the options, the Company will not receive any cash proceeds and will not be obligated to issue additional shares.

6.        DEBT

Line of Credit

We have a $500,000 line of credit with a variable interest rate computed on a 360-day year. The line of credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make significant investments, dispose of assets and make distributions without prior consent. The line of credit is secured by accounts receivable. The line of credit contains certain financial covenants, including a fixed charge coverage ratio and a tangible net worth. At September 30, 2017, we were in compliance with all of the financial covenants under the line of credit.

As of September 30, 2017, we had no amount outstanding under the line of credit and have the entire amount remaining available of $500,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements. The following discussion also addresses matters we consider important for an understanding of our financial position as of September 30, 2017, and the results of operations for the three and nine months ended September 30, 2017, which may not be indicative of our future results through the year ended December 31, 2017 or beyond.

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

Continued Accelerated Growth – During the nine-month period ended September 30, 2017, we increased our net real estate brokerage agent and broker base by 104%, from approximately 2,400 as of December 31, 2016 to over 4,900. These increases were incurred in both new and existing geographical markets and contributed to net revenue increases of 203% and 205% as compared to the nine months and three months ended September 30, 2016, respectively.

RECENT BUSINESS DEVELOPMENTS

Advancements during the three months ended September 30, 2017 centered on the addition of scaling the corporate operations of the Company to match current and ongoing growth of the business. During this period the Company hired a new chief operating officer for our eXp Realty division who most recently held leadership positions at both Realty Executives and HomeSmart International. This new role will focus on cross collaboration efforts across the entire organization in addition to working with our agent advisory council. We also hired a new vice president of employee experience. As the organization continues to grow in an effort to support our rapidly growing agent base, we believe it is important to continue building our culture in alignment with long term goals of the Company.

On September 27, 2017, the Company and Alan Goldman, Chief Financial Officer, entered into an employment agreement memorializing the terms of his employment as previously disclosed.

As detailed in a Current Report on Form 8-K filed on August 2, 2017, on July 27, 2017 we entered into a separation agreement and release with Mr. Russell Cofano our former President and General Counsel who resigned on July 28, 2017. A summary of that agreement is contained in Form 8-K, and the agreement is filed as Exhibit 10.1 to the Form 8-K.

The Company launched eXp Enterprise (“Enterprise”) earlier this year. Enterprise is a new proprietary platform that manages all of the Company’s critical processes and information, including agent details, transactions, commissions and revenue share. It allows for a flow of real time information to eXp agents, while also providing a singular platform for eXp staff to perform a variety of back office functions in a scalable and efficient manner. The platform has already led to improvements in the areas of agent onboarding, transaction processing, and financial oversight. This platform will lend itself to constantly enhance and build out capabilities that meet the needs of company stakeholders into the future. To provide additional support to eXp agents in 44 states, the Company redefined the role of the State Administrative Broker and created a new role: Regional Development Leader (“RDL”). The RDL role is designed to deal with the multitude of request from agents considering moving to eXp, allowing the State Administrative Broker to work more closely with a growing base of current agents.

During the nine months ended September 30, 2017, the Company also created a variety of new marketing and communications collateral, allowing stakeholders to have more transparency into the organization while providing more ways to provide feedback. Collateral provided to agents included tools to assist with social media, public relations, and a variety of internal communication pieces to help agents be more productive and in-the-know.

The Company expects to continue to add staff and make strategic additions to its executive team in future periods.

MARKET CONDITIONS AND TRENDS

According to the National Association of REALTORS (“NAR”) home sale transactions of single family homes volume was projected to increase 10.4% in the third quarter of 2017 as compared to the same period in 2016 as a result of both an increase in the number of home sale transactions, combined with average home sale price growth (preliminary). Also according to NAR, the housing affordability index has continued to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 149.9 for August (preliminary) 2017 and 163.7 for 2016. The housing affordability index remains significantly higher than the average of 127 for the period from 1970 through 2016.

The favorable housing affordability index is due in part to favorable mortgage rate conditions. Mortgage rates increased approximately 60 basis points from September 30, 2016 to September 30, 2017, but continue to be at historically low levels. While any increase to mortgage rates can adversely impact housing affordability, we believe that rising wages, improving consumer confidence and continued low inventory levels will result in favorable demand conditions and existing home sale volume growth.

According to the Federal Housing Finance Agency, mortgage rates on commitments for 30-year, conventional, fixed-rate first mortgages averaged 3.88% for 2016 and the rate rose to 4.19% in August 2017. To the extent that mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter term mortgages which can be utilized to obtain a mortgage rate that is lower than a comparable 30-year fixed-rate mortgage.

Partially offsetting the positive impact of low mortgage rates are low housing inventory levels. According to NAR, the inventory of existing homes for sale in the U.S. is 1.90 million (preliminary) and 2.03 million at the end of September 2017 and September 2016, respectively. The July 2017 inventory represents a national average supply of 4.2 months at the current home sales pace which is below the 6.1 months 25-year average.

Additional factors offsetting the positive impact of low mortgage rates include the ongoing rise in home prices, less than favorable mortgage underwriting standards and some would-be home sellers having limited or negative equity in homes. Mortgage credit conditions tightened significantly during the housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing, mortgages remain less available to some borrowers and it frequently takes longer to close a residential transaction due to current mortgage and underwriting requirements.

The Company continues to monitor developments in our regulatory environment. Currently, federal officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including tax reform that could affect the mortgage interest deductions and state and local tax deductions. Changes in these tax incentives for homeownership, and more generally in the regulatory environment in which the Company and our customers operate could impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations. At this time, the nature and impact of any future changes is unknown.

Existing Home Sales

According to NAR, for the year ended December 31, 2016, existing home sale transactions increased to 5.5 million. In the first nine months of 2017, NAR existing home sale transactions increased 4.2 million year to date, but decreased 4.3% compared to the same period of 2016. During the same period, eXp Realty home sale transactions increased 223% compared to the same period in 2016. Our home sale transactions were impacted by the growth of our agent base which grew from approximately 2,400 at the end of 2016 to over 4,900 by the end of the third quarter of 2017.

As of their most recent releases, NAR is forecasting existing home sales to increase 3% in 2017 and another 2% in 2018.

Existing Home Sale Price

We believe primary drivers to the long-term demand for housing and the growth of our company to support that demand are housing affordability, the general economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, job growth, the inherent benefits of owning a home versus renting and the influence of local housing dynamics of supply versus demand. As of September 30, 2017, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty. Regardless of whether the housing market continues to grow or slows, eXp Realty expects to adhere to its low-cost, high-engagement model, affording a growing number of agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a wide range of economic conditions.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Revenues

During the three-month period ended September 30, 2017 net revenues increased $32.35 million to $48.11 million as compared to the three-month period ended September 30, 2016 when we generated $15.76 million. The increase as compared to the prior period is a direct result of the increase in our sales agent base by over 173% to over 4,900.

Operating Expenses

	Three Months Ended September 30,
	2017	2016	Change

Operating expenses:
Cost of revenues	$43,291,473	$13,294,452	$29,997,021
General and administrative	11,987,268	16,810,567	(4,823,299)
Professional fees	223,811	140,804	83,007
Sales and marketing	380,452	158,968	221,484
Total operating expenses	$55,883,004	$30,404,791	$25,478,213

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $30.0 million in the current three-month period ended September 30, 2017 as compared to the three-month period ended September 30, 2016 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, including stock compensation, dues, operating leases, utilities, travel and other general overhead expenses. The decrease of $4.82 million in general and administrative costs in the three-month period ended September 30, 2017 as compared to the three-month period ended September 30, 2016 was driven primarily by the increase in compensation of $2.57 million and the decrease in stock options and stock compensation expense of $7.90 million.

Professional fees include costs related to legal, accounting and other consultants. Costs increased $0.08 million during the three-month period ended September 30, 2017 as compared to the three-month period ended September 30, 2016. Professional fees were higher due to higher audit costs as compared to the same period last year in addition to other non-recurring transactions, specifically as it relates to performing diligence and contract review and preparation to support the growth of new agent and broker bases as well as entry into new geographical markets.

Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The cost increase of approximately $0.22 million was due to increased cost in lead capture and other internet marketing related to our growth in agent and broker headcount for the three-month period ended September 30, 2017 as compared to the three-month period ended September 30, 2016.

Results of Operations

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Revenues

During the nine-month period ended September 30, 2017 net revenues increased $73.51 million to $109.69 million as compared to the nine-month period ended September 30, 2016 when we generated $36.18 million. The increase as compared to the prior period is a direct result of the increases in sales agent base by over 173% to over 4,900.

Operating Expenses

	Nine Months Ended September 30,
	2017	2016	Change

Operating expenses:
Cost of revenues	$97,620,066	$30,868,564	$66,751,502
General and administrative	14,697,040	25,801,423	(11,104,383)
Professional fees	906,654	414,197	492,457
Sales and marketing	1,030,497	358,396	672,101
Total operating expenses	$114,254,257	$57,442,580	$56,811,677

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase of $66.75 million in the current nine-month period ended September 30, 2017 as compared to the nine-month period ended September 30, 2016 was driven by the higher amount of net revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The decrease of $11.10 million in general and administrative costs in the nine-month period ended September 30, 2017 as compared to the nine-month period ended September 30, 2016 was driven primarily by the increase in compensation of $5.81 million and the decrease in stock options and stock compensation expense of $ 18.47 million.

Professional fees include costs related to legal, accounting, and other consultants. Costs increased $0.49 million during the nine-month period ended September 30, 2017 as compared to the nine-month period ended September 30, 2016. Professional fees were higher due to higher audit costs as compared to the same period last year in addition to other non-recurring transactions, specifically as it relates to performing diligence and contract review and preparation to support the growth of new agent and broker bases as well as entry to new geographical markets.

Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The cost increase of approximately $0.67 million was due to increased cost in lead capture and other internet marketing related to our growth in agent and broker headcount for the nine-month period ended September 30, 2017 as compared to the nine-month period ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2017	2016

Current assets	$12,619,392	$5,565,642
Current liabilities	(9,291,701)	(3,577,021)
Net working capital	$3,327,691	$1,988,621

Our working capital as of September 30, 2017 increased as compared to December 31, 2016. Our increased sales volumes, resulting in increased receivables and restricted cash were off-set by corresponding increases in accrued expenses related to commissions payable.

The following table presents our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months ended September 30,
	2017	2016	Change

Cash provided by operating activities	$2,396,701	$637,881	$1,758,820
Cash used in investment activities	(849,764)	(281,203)	(568,561)
Cash provided by financing activities	122,773	–	122,773

Net cash provided by operating activities for the nine months ended September 30, 2017 primarily resulted from the increased volume in our sales transactions and higher commissions receivable. As a result of the increased sales volume, we also incurred higher accrued expenses, specifically commissions payable. If we are successful in our growth plans, which would result in further increases in sales volumes, we expect to generate positive operating cash flows for the next twelve months.

During the nine months ended September 30, 2017, our investing activities consisted of additional expenditures related to the on-going development of our internal use software. As we continue to develop and refine our cloud-based platforms, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

We generated approximately $0.12 million in cash flows from financing activities primarily related to the completion of our December 31, 2016 private placement and the exercise of 25,000 options to purchase 25,000 shares of common stock.

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

During the period, we secured a line of credit which provides that the Company may borrow up to $500,000. We currently have no borrowings against the line of credit facility or any other term loan bank debt. In the event that additional financing is required in the future, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CRITICAL ACCOUNTING ESTIMATES

There has been no change in our critical accounting estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Non-GAAP Measurements

As of September 30, 2017 we have outstanding options to purchase approximately 6.0 million shares of common stock at a weighted average exercise price of $0.14 per share, measured using the intrinsic value method. In accordance with US GAAP and Rules and Regulations as promulgated by the Securities and Exchange Commission (“SEC”), we were unable to retroactively apply the fair value method to awards previously outstanding under the intrinsic value method. In accordance with the intrinsic value method, we are required to re-measure the intrinsic value at each reporting date through the date of exercise or other settlement, while recognizing the applicable changes in the intrinsic value as a component of operations in the accompanying consolidated statements of operations.

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

Eliminating non-cash fluctuations for awards fully earned in prior periods, has limitations as an analytical tool, and you should not consider these omissions either in isolation or as a substitute for analyzing our results as reported under US GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash requirements for, our working capital needs;
•	this measure does not reflect the further issuance of equity and equity-linked instruments based on grant date fair values with continuing performance and service requirements;
•	this measure does not reflect historical cash expenditures or future requirements for expenditures or contractual commitments.
•	the recognition of significant intrinsic value fluctuations may result in the recognition of net income or losses that are not correlated to our business operations.

The following table represents the impacts of the intrinsic value variances on our results of operations for the periods presented:

	Nine Months Ended September 30,
	2017	2016

Net loss	$(4,616,660)	$(21,272,872)
Adjustment for change in intrinsic value	5,502,948	(20,456,078)
Adjusted net loss	$(10,119,608)	$(816,794)

	Three Months Ended September 30,
	2017	2016
Net loss	$(7,780,570)	$(14,647,098)
Adjustment for change in intrinsic value	(2,478,062)	(14,088,341)
Adjusted net loss	$(5,302,508)	$(558,757)

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

As of September 30, 2017, the end of the period covered by this report we carried out an evaluation of the effectiveness of our disclosure controls and procedures with the participation of our Chief Executive Officer and Chief Financial Officer. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

During 2017 through September 30, we continued our remediation activities related to the material weaknesses summarized above, including the following:

In January 2017, we appointed Laurie Hawkes to the Board as an additional independent director, resulting in a majority of independent directors for the first time on the Board. However, Ms. Hawkes resigned as a director, effective August 9, 2017.

In March 2017, we constituted a Compensation Committee which is now comprised of two independent directors. Each of our standing committees, including the Audit Committee, Governance Committee and Compensation Committee, has been specifically charged with certain oversight functions. During 2017 to date, our Board committees have been active.

CHANGES IN INTERNAL CONTROL

Outside of the remediation activities described above under Controls and Procedures – Evaluation of Disclosure Controls and Procedures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the period ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following provides a discussion of our recent sales of unregistered securities that have not been previously disclosed:

During the nine months ended September 30, 2017, the Company issued 25,000 shares of restricted common stock upon the exercise of stock options, a connection with which it received cash consideration totaling $20,000.

During the nine months ended September 30, 2017, the Company issued 1,655,590 shares of restricted common stock for services totaling $7,076,363.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Certificate of Amendment of Certificate of Incorporation

3.4	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	First Amendment to eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on October 6, 2017)

10.2	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015)

10.3	Employment Agreement of Alan Goldman, dated September 27, 2017

31.1	Certification of the Chief Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: November 14, 2017	/s/ Alan Goldman
Alan Goldman
Chief Financial Officer (Principal Financial Officer)

