Form 10-K
period 2017-12-31
EXP World Holdings, Inc.
filed 2018-04-17
CIK 1495932

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-53300

EXP WORLD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

2219 Rimland Drive, Suite 301
Bellingham, WA 98226
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

Yes [_]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_]    No [X]

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

Yes [_]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_]    No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp World Holdings, Inc. was approximately $41,069,787 based on 14,667,781 shares of common stock held by non-affiliates as of June 30, 2017, being $2.80 per share.

The number of shares of the registrant's $0.00001 par value common stock outstanding as of March 15, 2018 was 56,100,047.

i

EXPLANATORY NOTE

Overview of Restatement

In this Annual Report on Form 10-K, eXp World Holdings, Inc. (together with its subsidiaries the “Company”; “we”, or “eXp”):

a.	restates its Consolidated Balance Sheet as of December 31, 2016 and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Cash Flows for the fiscal years ended December 31, 2016 and December 31, 2015;
b.	restates its additional paid-in capital and accumulated deficit balance as of December 31, 2014 as part of the Consolidated Statements of Stockholders’ Equity;
c.	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as related to the fiscal years ended December 31, 2016 and December 31, 2015; and
d.	restates its Unaudited Quarterly Financial Data for each of the first three fiscal quarters in the fiscal years ended December 31, 2017, 2016 and 2015.

Background on the Restatement

On April 3, 2018, the Company filed a Form 8-K disclosing that, after discussion with management and with BDO USA, LLP, the Company’s independent registered public accounting firm, the Company’s Board of Directors, based on a recommendation of the Audit Committee, had concluded that the Company’s previously issued financial statements for the fiscal year ended December 31, 2016 (“Fiscal 2016”) and the first three fiscal quarters of the fiscal year ended December 31, 2017 (“Fiscal 2017”), should no longer be relied upon, and determined that the financial statements will be restated due to the identification of accounting errors. The Company also disclosed that it would restate certain quarterly data for Fiscal 2016 and would reassess its internal controls as a result of the identification of the errors.

On April 12, 2018, after discussion with management and with BDO USA, LLP, the Company’s independent registered public accounting firm, the Company’s Board of Directors, based on a recommendation of the Audit Committee, concluded that the Company’s previously issued financial statements for the fiscal year ended December 31, 2015 (“Fiscal 2015”) , should no longer be relied upon, and determined that such financial statements will be restated due to the identification of accounting errors. The Company also will restate certain quarterly data for Fiscal 2015.

The restatement disclosed on April 3, 2018, resulted from accounting errors in the treatment of equity instruments granted to non-employees in 2012 and 2013 and materially impacted our financial statements for the fiscal year ended December 31, 2016. The restatement disclosed on April 12, 2018 results from accounting errors in the treatment of equity instruments granted to employees in 2012 and 2013 which materially impacted our financial statements Fiscal 2015, Fiscal 2016, and the first three quarters in Fiscal 2017.

The accounting errors had no effect on cash and no impact on the Company’s assets, liabilities, or net cash flows from operating, investing, and financing activities on the statement of cash flows during Fiscal 2015, Fiscal 2016 or the quarterly periods in Fiscal 2017. The combined non-cash effect of the accounting errors lead to a net reduction in previously recognized stock-based compensation expense of approximately $2.6 million and $18.6 million for Fiscal 2015 and Fiscal 2016, respectively and an increase in previously recognized stock-based compensation expense of approximately of $5.7 million for the first three fiscal quarters of Fiscal 2017.

In addition, the Company will make correction of certain immaterial errors in revenue and cost of revenue, which decreases previously reported net revenues and cost of revenues by approximately $0.4 million for Fiscal 2015, by approximately $0.6 million for Fiscal 2016 and by approximately $1.8 million for the first three fiscal quarters of Fiscal 2017. These errors had no impact on the previously reported net loss.

These errors were discovered by management during the course of its preparation of the Annual Report on Form 10-K for Fiscal 2017, and the audit of the financial results for Fiscal 2017. None of the errors involve misconduct with respect to the Company or its management or employees.

The Company is restating its financial statements for Fiscal 2015, Fiscal 2016, certain quarterly data for Fiscal 2015, certain quarterly data for Fiscal 2016, and the first three fiscal quarters of Fiscal 2017, in this Annual Report on Form 10-K for Fiscal 2017.

The restated financial statements correct the following errors:

Equity-Based Payments – Stock Options

•	A $4,514,158 overstatement of stock option expense which was the result of applying incorrect accounting guidance for equity-based payments to non-employees for the year ended December 31, 2016;
•	A $15,329,588 overstatement of stock option expense which was the result of applying incorrect accounting guidance for equity-based payments for employees for the full year ended December 31, 2016;
•	A $264,795 overstatement of stock option expense which was a result from applying the incorrect accounting guidance for equity-based payments for non-employees for the full year ended December 31, 2015;
•	A $2,499,457 overstatement of stock option expense which was a result from applying the incorrect accounting guidance for equity-based payments for employees for the full year ended December 31, 2015;

Equity-Based Payments – Stock Compensation

•	A $1,215,188 understatement of stock compensation expense in connection with our Agent Growth Incentive Program for the full year ended December 31, 2016. The error was the result of an incorrect application of the equity-based payments for non-employees which requires remeasurement of each award at each reporting date throughout the vesting period;

•

A $121,704 understatement of stock compensation expense in connection with our Agent Growth Incentive Program for the full year ended December 31, 2015. The error was the result of an incorrect application of the equity-based payment for non-employees which requires remeasurement of each award at each reporting date throughout the vesting period;

Other Adjustments

•	The Company also made corrections related to certain errors in revenue and cost of sales which decreased previously reported net revenues and cost of revenues by approximately $0.6 million and approximately $0.4 million for the years ended December 31, 2016 and 2015, respectively.

Cumulatively through December 31, 2016 and December 31, 2015 the restatement had the following effects on net loss:

	Stock Option Expense Adjustment	Stock Compensation Expense Adjustment	Other Adjustments	Total Decrease to Net Loss
2016	$ (19,843,746)	$ 1,215,188	$ –	$ (18,628,558)
2015	$ (2,764,252)	$ 121,704	$ –	$ (2,642,548)

Effects of Restatement

The following table sets forth the effects of the restatement on affected items within our previously reported Consolidated Statements of Operations. The adjustments to correct the errors have no effect on reported Consolidated Cash Flows from Operations nor a material impact on the Consolidated Balance Sheet in relation to assets or liabilities.

		2016
Net Loss	As Originally Reported	$(26,043,274)
	Adjustment	18,628,558
	As Restated	$(7,414,716)
Net Loss attributable to common shareholders:
Basic and Diluted from continuing operations	As Originally Reported	$(0.51)
	Adjustment	0.37
	As Restated	$(0.14)
		2015
Net Loss	As Originally Reported	$(4,602,975)
	Adjustment	2,642,548
	As Restated	$(1,960,427)
Net Loss attributable to common shareholders:
Basic and Diluted from continuing operations	As Originally Reported	$(0.09)
	Adjustment	0.05
	As Restated	$(0.04)

The adjustments made as a result of the restatement are more fully disclosed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to the Consolidated Financial Statements included in this Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. For a description of the control deficiencies identified by management during the course of its preparation of this Annual Report and the audit, and management’s plans to remediate those deficiencies, see Part II – Item 9A – Controls and Procedures.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. See Note 13, Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2016 and fiscal 2015, and for the first three quarters of fiscal 2017. All amounts in this Annual Report on Form 10-K affected by the restatement adjusted reflect such amounts as restated.

Statement Regarding Forward-Looking Statements

This Annual Report and our other public filings contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions to future periods. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions. Forward-looking statements include statements we make about matters such as: future revenues; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

Forward-looking statements relate to the future and are subject to many risks, assumptions and uncertainties, including those risks described in Part I, Item IA Risk Factors. Although we believe the expectations reflected in the forward-looking statements are reasonable, actual results, developments and business decisions could differ materially from those contemplated by such forward-looking statements. The environment for which we operate in is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time.

While no list of uncertainties could be complete, some factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: current and future business and economic uncertainties may adversely affect our revenues, profitability and financial condition; changes in the residential mortgage markets and housing markets may adversely affect our earnings and financial condition; our earnings may decrease because of increases or decreases in interest rates; we are exposed to capital markets risk related to changes in foreign exchange rates which may adversely affect our results of operations, financial condition and cash flows; our business, financial condition and results of operations could be adversely affected by new government regulations; potential inability to attract and retain skilled personnel, including real estate agent, could harm our business; we may pursue strategic opportunities which could result in operating difficulties or dilution;; assertions of claims, lawsuits and proceedings against us could harm our business, results of operations and reputation; changes in the United States or other monetary or fiscal policies and regulations that impact the real estate market; and our potential inability to list our securities on any securities exchange or market.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirely by these factors. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1. BUSINESS

Overview

eXp World Holdings, Inc. (the “Company”; “we”, or “eXp”) was incorporated in the State of Delaware on July 30, 2008. The Company owns and operates its main operating division which is a cloud-based international residential real estate brokerage (“eXp Realty”). We focus our operations on the use of cloud-based technologies in order to grow an international brokerage without the burden of physical brick and mortar offices or redundant staffing costs. Our technology focus includes the development of a proprietary cloud-based real estate transactional platform.

Operations

We launched our operation in October 2009 with a small number of real estate agents in two states and ended the fiscal year 2017 with a team of over 6,500 real estate professionals, operating across the United States, and in the provinces of Alberta and Ontario, Canada. Except for our employed state brokers, all real estate professionals in our brokerage operations are independent contractors and are not our employees.

We operate over the internet through our website, http://exprealty.com and rely on a cloud-based platform to provide our residential real estate brokerage services. Through our website, buyers can search real-time property listings, and sellers list properties and gain exposure across the various markets we operate within. We also provide buyers and sellers access to a network of professional, consumer-centric agents and brokers. Additionally, we deliver marketing, training and other support services to our brokers and agents through a combination of proprietary technology enabled services, as well as technology and support services contracted to third parties. Our brokers and agents leverage our technology, services, data, lead generation and marketing tools to represent residential real estate buyers and sellers to list, find and consummate the purchase or sale of a home.

Internally, we use our technology to provide agents, teams of agents, and brokerage owners with opportunities for increased profitability, reduced risk, and greater levels of professional development while fostering an organizational culture that values collaboration, strength of community, and commitment to serving the consumer’s best interests. We provide agents, teams of agents, and brokerage owners with the systems, support, professional development and infrastructure to survive and then thrive in unpredictable and, at times, challenging economic conditions. This includes delivering 24/7 access to collaborative tools and training for real estate agents and brokers.

We have adopted a number of cloud-based technologies. Among the technologies we use to operate our business, is our 3D, fully-immersive, cloud office complex which has virtual conference rooms, training centers, and individual offices in which our management, staff, agents and brokers all work on a daily basis learning from, sharing with, transacting business with, and socializing with their colleagues from different geographic regions by utilizing avatars. In these virtual spaces agents and brokers meet for state-based sales meetings, attend live interactive training and classes, go over commission disbursement authorization forms, build websites and online branding materials, and work on purchase and sales agreements. Moreover, in these virtual spaces new managing brokers are evaluated and approved, our management meets to discuss strategy and vision, and personnel interviews occur. In addition, we have face-to-face meetings, conferences, presentations, retreats and other physical interactions where circumstances warrant. We also provide physical space to brokers and agents when they need it through a relationship with Regus, which provides access to offices, work space and meeting rooms at Regus locations worldwide. Furthermore, our cloud office has a fully-staffed transaction and administration office, and a fully-staffed web development, search engine optimization and technical support office. Our cloud office provides agents, teams of agents and brokers with training, education, coaching, mentoring, transaction support, broker support, and technical support. Consequently, our cloud office serves as our primary company office for brokers, agents, management and staff, and the cloud office has also eliminated redundant staffing costs. The utilization of this cloud office platform permits us to serve our entire geographic reach.

We also serve real estate agents, teams of agents, and real estate brokers by providing a full suite of back office functions ranging from paperless file sharing and transaction management, web design, social media, digital campaigns, customer relationship management platforms, business coaching, tech support, and live training that places a premium on engagement, discussion and collaboration.

Furthermore, we allow our brokers, some of whom are former real estate brokerage owners, to leverage our infrastructure to reduce their fixed costs and be empowered to build scalable teams of agents in any of the markets that we serve while preserving and enhancing the broker’s personal brand. In this way our brokers can attract agents and build a co-brand in any markets currently served by the Company without any additional capital requirements.

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

Numerous real estate coaches provide training and classes in facilitation of selling coaching services, whether to brokerages on a vendor basis or to individual agent outside of their brokerage relationship. eXp Realty is working to develop a model and infrastructure for an internal coaching program which approaches the relationship between coach and agent with a similar philosophy. The needs of individual agents vary as do the methods of instruction that are most effective for their learning. This approach aims to offer coaching that draws upon, highlights, promotes and supports some of the best coaches in the industry based upon their individual talents and the corresponding fit to the particular needs to our individual, entrepreneurial professionals.

Fee Structure

The lower overall cost of operating our cloud office has enabled us to offer our agents and brokers a higher split of the gross commissions generated from real estate transactions than most traditional real estate brokerages. This higher fee split along with our unique delivery of support services and the flexibility it provides for brokers and agents has facilitated our growth over the past several years.

We also differentiate ourselves by not charging our agents and brokers royalties or franchise fees. Because we do not house agents in physical brick and mortar offices our agents and brokers also do not pay desk or office fees that are commonplace among competitors. Our agents pay a monthly technology fee, a tuition fee for a curriculum of professional development classes and real estate vision and training (which we call eXp University), a transaction processing fee and a risk management fee.

Revenue Sharing Plan

Our cloud office has enabled us to introduce and maintain a gross revenue sharing plan whereby each of our agents and brokers can participate in and from which they can receive monthly and annual residual overrides on the gross commission income resulting from transactions consummated by agents and brokers who they have attracted to our company, effectively contributing to our growth.

Consistent with our commitment to enabling and empowering agents and brokers in pursuit of building a scalable business and organization, our revenue sharing plan allows brokers and agents a financial mechanism to build teams across borders without incurring any expense, oversight responsibility, or liability.

Our gross revenue sharing plan attains one of the industry’s longstanding compensation challenges by providing a vehicle through which agents and brokers can potentially retire with a vested monthly revenue share plan distribution.

Our Markets

Our primary market is the United States where we currently operate in most United States and the District of Columbia, and in the provinces of Alberta and Ontario, Canada.

Competition

We compete with local, regional, national and international residential real estate brokerages to attract agents, teams of agents, brokers and consumers. We compete primarily on the basis of our culture, collaboration, utilization of cloud-based systems and technologies that reduce costs, provide relevant and substantial professional development opportunities, and provide our agents and brokers with an opportunity to generate more business and participate in the growth of our company. We believe that we are the only national real estate brokerage in the United States presently using a 3D immersive office environment in place of physical brick and mortar offices and as such, we believe that we are well-positioned in our competitive landscape.

Intellectual Property

“eXp Realty” is one of our registered trademarks in the United States. We have also placed the marks “3D MLS”, “3D Listing Service” and “RE Tech Campus” on the United States Patent and Trademark Office’s Supplemental Register. We also own the rights to the domain name http://exprealty.com.

We license software and other proprietary technology upon which we depend to provide our 3D immersive cloud office environment from a third-party vendor and the Company holds exclusivity to this technology within the real estate industry. While we currently depend on our relationship with this vendor to provide our cloud office environment in the short term, we believe other alternatives are available in the longer term, should they be needed, to license or develop technology for our cloud office environment.

If necessary, we will aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and registered trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringement. Although any assertion of our rights could result in a substantial cost and diversion of management effort, we believe the protection and defense against infringement of our intellectual property rights are essential to our business.

Seasonality of Business

Seasons and weather traditionally impact the real estate industry. Continuous poor weather or natural disasters negatively impact listings and sales. Spring and summer seasons historically reflect greater sales periods in comparison to fall and winter seasons. We have historically experienced lower revenues during the fall and winter seasons, as well as during periods of unseasonable weather, which reduces our operating income, net income, operating margins and cash flow.

Real estate listings precede sales and a period of poor listing activity will negatively impact revenue. Past performance in similar seasons or during similar weather events can provide no assurance of future or current performance, and macroeconomic shifts in the markets we serve can conceal the impact of poor weather and/or seasonality.

Home sales in successive quarters can fluctuate widely due to a wide variety of factors, including holidays, national or international emergencies, the school year calendar’s impact on timing of family relocations, interest rate changes, speculation of pending interest rate changes and the overall macroeconomic market. Our revenue and operating margins each quarter will remain subject to seasonal fluctuations, poor weather and natural disasters and macroeconomic market changes that may make it difficult to compare or analyze our financial performance effectively across successive quarters.

Furthermore, the residential real estate market and the real estate industry in general is often cyclical, characterized by protracted periods of depressed home values, lower buyer demand, inflated rates of foreclosure and often changing regulatory or underwriting standards applicable to mortgages. Such depressed real estate cycles are often followed by extended periods of higher buyer demand, lower available real estate supply and increasing home values. Our business is affected by these cycles in the residential real estate market, which can make it difficult to compare or analyze our financial performance effectively across successive periods.

Internal Use Software Development

Our Company continues to increase our investment in the development of our own cloud-based transaction processing platforms. During 2017, we hired several employees and engaged third party vendors focused on creating process efficiencies and providing our agents and brokers with mobile applications designed to facilitate transactions in an efficient and consumer friendly way.

Government Regulation

We serve the residential real estate industry which is regulated by federal, state and local authorities as well as private associations or state sponsored associations or organizations. We are required to comply with federal, state, provincial, and local laws, as well as private governing bodies’ regulations, which combined results in a highly-regulated industry.

We are also subject to federal and state regulations relating to employment, contractor, and compensation practices. Except for our employed state brokers, all real estate professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation.

Real Estate Regulation - Federal

The Real Estate Settlement Procedures Act of 1974, as amended, (“RESPA”) became effective on June 20, 1975. RESPA requires lenders, mortgage brokers, or servicers of home loans to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the real estate settlement process. RESPA also protects borrowers against certain abusive practices, such as kickbacks, and places limitations upon the use of escrow accounts. RESPA also requires detailed disclosures concerning the transfer, sale, or assignment of mortgage servicing, as well as disclosures for mortgage escrow accounts.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) moved authority to administer RESPA from the Department of Housing and Urban Development to the new Consumer Financial Protection Bureau (“CFPB”). At present, leadership at the CFPB is in transition, with a new acting director. The CFPB released a five-year strategic plan in February 2018 indicating that it intends to continue to focus on protecting consumer rights while engaging in rulemaking to address unwarranted regulatory burdens. As a result, the regulatory framework of RESPA applicable to our business may be subject to change. The Dodd-Frank Act also increased regulation of the mortgage industry, including: (i) generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower's creditworthiness based on verified and documented information;(ii) requiring the CFPB to enact regulations, to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and (iii) requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk. In addition, federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal laws and regulations applicable to our business include (i) the Federal Truth in Lending Act of 1969; (ii) the Federal Equal Credit Opportunity; (iii) the Federal Fair Credit Reporting Act; (iv) the Fair Housing Act; (v) the Home Mortgage Disclosure Act; (vi) the Gramm-Leach-Bliley Act; (vii) the Consumer Financial Protection Act; (viii) the Fair and Accurate Credit Transactions Act; and (ix) the Do Not Call/Do Not Fax Act and other state and federal laws pertaining to the privacy rights of consumers, which affects our opportunities to solicit new clients.

Real Estate Regulation - State and Local Level

Real estate and brokerage licensing laws and requirements vary from state to state. In general, all individuals and entities lawfully conducting businesses as real estate brokers, agents or sales associates must be licensed in the state in which they carry on business and must at all times be in compliance.

States will require a real estate broker to be employed by the brokerage firm or permit an independent contractor classification, and the broker may work for another broker conducting business on behalf of the sponsoring broker.

States may require a person licensed as a real estate agent, sales associate or salesperson, to be affiliated with a broker in order to engage in licensed real estate brokerage activities or allow the agent, sales associate or salesperson to work for another agent, sales associate or salesperson conducting business on behalf of the sponsoring agent, sales associate or salesperson. Agents, sales associates or salespersons are generally classified as independent contractors; however, real estate firms can also offer employment.

Engaging in the real estate brokerage business requires obtaining a real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that a member or manager be licensed individually as a real estate broker in that jurisdiction. If applicable, this member or manager is responsible for supervising the licensees and the entity’s real estate brokerage activities within the state.

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

In each of the states where we have operations, we assign appropriate personnel to manage and comply with applicable laws and regulations.

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

Employees

We ended fiscal year 2017 with 184 full-time employees and 6511 agents and brokers whom we classify as independent contractors.

Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled employees with experience relevant to our business. Our management’s relationships with agents, brokers, technology providers, and customers will provide the foundation through which we expect to grow our business in the future. We believe the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Available Information

Our Company files annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Our Company maintains a website at www.expworldholdings.com. Our filings with the SEC, including without limitation, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available through a link maintained on our website under the heading “Investor Relations—SEC Filings.” Information contained on our website is not incorporated by reference into this report. Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

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

We have a history of operating at losses since our inception in October 2009. Our ability to realize consistent, meaningful revenues and profit over a sustained period has not been established and cannot be assured.

While we believe that we have made significant progress in revenue growth and managing our overhead by implementing our cloud-based technology strategy, our services must achieve broad market acceptance by consumers and we must continue to grow our geographical reach, attract more agents and brokers, and increase the volume of our residential real-estate transactions. If we are unsuccessful in continuing to gain market acceptance, we will not be able to generate sufficient revenue to continue our business operations and could sustain on-going operating and net losses.

Despite our ongoing efforts to build revenue growth, both organically and through acquisitions, and to control the anticipated expenses associated with the continued development, marketing and provision of our services, we may not be able to generate significant net income from operations in the future.

Our profitability is tied to the strength of the residential real estate market, which is subject to a number of general business and macroeconomic conditions beyond our control.

Our profitability is closely related to the strength of the residential real estate market which is cyclical in nature and typically is affected by changes in national, state and local economic conditions which are beyond our control. Macroeconomic conditions that could adversely impact the growth of the real estate market and have a material adverse effect on our business include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of obtaining mortgages, an increase in foreclosure activity, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disasters or adverse weather events, or the public perception that any of these events may occur. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States, Canada or other markets we enter and operate within could negatively affect the affordability of, and consumer demand for, our services which could have a material adverse effect on our business and profitability. In addition, federal and state governments, agencies and government-sponsored entities such as Fannie Mae and Freddie Mac could take actions that result in unforeseen consequences to the real estate market or that otherwise could negatively impact our business.

The real estate market is substantially reliant on the monetary policies of the federal government and its agencies and is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S., which in turn impacts interest rates. Our business could be negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of home sale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home. Similarly, in higher interest rate environments, potential home buyers may choose to rent rather than pay higher mortgage rates. Changes in the interest rate environment and mortgage market are beyond our control, are difficult to predict and could have a material adverse effect on our business and profitability.

The 2017 Tax Act could have a negative impact on homeownership and reduce market demand which could adversely affect our profitability.

With the passage of the 2017 Tax Act, the law includes provisions that, among other things:

•	reduce individual federal tax rates at most income levels;
•	increase the standard deduction from $12,700 to $24,000 for married taxpayers filing a joint tax return;
•	caps the amount of property, sales and state and local income tax deductions at $10,000;
•	reduce the limit on deductible mortgage debt to $750,000, from $1 million on mortgage loans entered into after December 15, 2017, while entirely suspending interest deductibility of home equity loans; and
•	suspend the deductibility of certain home moving expenses.

The provisions of the 2017 Tax Act may cause changes in the residential real estate market, the prices taxpayers are willing to pay for new homes and the terms of their financing. The effects of the 2017 Tax Act on average home sale prices may be more impactful in states with particularly high state income tax and property values. A reduction in the number of home sale transactions or average home sale prices or reductions could have a material adverse effect on our revenues and profitability.

We may be unable to effectively manage rapid growth in our business.

We may not be able to scale our business quickly enough to meet the growing needs of our affiliated real estate professionals and if we are not able to grow efficiently, our operating results could be harmed. As the Company adds new real estate professionals, we will need to devote additional financial and human resources to improving our internal systems, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including support of our affiliated real estate professionals as our demographics expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced real estate professional satisfaction. These issues could reduce the attractiveness of our Company to existing real estate professionals who might leave the Company as well as resulting in decreased attraction of new real estate professionals. Even if we are able to upgrade our systems and expand our staff, such expansion may be expensive, complex, and place increasing demands on our management. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure and we may not be successful in maintaining adequate financial and operating systems and controls as we expand. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

If we fail to grow in the various local markets that we serve or are unsuccessful in identifying and pursuing new business opportunities our long-term prospects and profitability will be harmed.

To capture and retain market share in the various local markets that we serve, we must compete successfully against other brokerages for agents and brokers and for the consumer relationships that they bring. Our competitors could lower the fees that they charge to agents and brokers or could raise the compensation structure for those agents. Our competitors may have access to greater financial resources than us, allowing them to undertake expensive local advertising or marketing efforts. In addition, our competitors may be able to leverage local relationships, referral sources, and strong local brand and name recognition that we have not established. Our competitors could, as a result, have greater leverage in attracting new and established agents in the market and in generating business among local consumers. Our ability to grow in the local markets that we serve will depend on our ability to compete with these local brokerages.

We may implement changes to our business model and operations to improve revenues that cause a disproportionate increase in our expenses or reduce profit margins. For example, we may allocate resources to acquiring lower margin brokerage models, the development of a mortgage servicing division, a commercial real estate division, a title and escrow company or a continuing education division. These decisions could involve significant up-front costs that may only be recovered after lengthy periods of time. Any of these attempts to pursue new business opportunities could result in a disproportionate increase in our expenses and in reduced profit margins. In addition, any of these additional activities could expose us to additional compliance obligations and regulatory risks.

If we fail to continue to grow in the local markets we serve or if we fail to successfully identify and pursue new business opportunities, our long-term prospects, financial condition and results of operations may be harmed, and our stock price may decline.

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

We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of federal, state, county and foreign governmental authorities, or private associations and governing boards.

We operate in a heavily regulated industry subject to complex, federal, state, provincial and local laws and regulations and third-party organizations’ regulations, policies and bylaws governing the real estate business.

In general, the laws, rules and regulations that apply to our business practices include, without limitation, RESPA. the federal Fair Housing Act, the Dodd-Frank Act, and federal advertising and other laws, as well as comparable state statutes; rules of trade organizations such as NAR, local MLSs, and state and local AORs; licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services; privacy regulations relating to our use of personal information collected from the registered users of our websites; laws relating to the use and publication of information through the Internet; and state real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses.

Additionally, the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (“Mortgage Act”), which imposes a number of additional requirements on lenders and servicers of residential mortgage loans, by amending certain existing provisions and adding new sections to RESPA and other federal laws. It also broadly prohibits unfair, deceptive or abusive acts or practices, and knowingly or recklessly providing substantial assistance to a covered person in violation of that prohibition. The penalties for noncompliance with these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers.

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

Our value proposition for agents and brokers includes allowing them to participate in the gross revenues of our company and is not typical in the real estate industry. If agents and brokers do not understand our value proposition we may not be able to attract, retain and incentivize agents.

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

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other real estate brokerages for qualified brokers who manage our operations in each state. We must also compete with technology companies for developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled service and operations professionals, and we may not be successful in attracting and retaining the professionals we need. From time to time in the past we have experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or continues to experience significant volatility, our ability to attract or retain key employees may be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.

Seasons and weather traditionally impact the real estate industry. Continuous poor weather or natural disasters negatively impact listings and sales. Spring and summer seasons historically reflect greater sales periods in comparison to fall and winter seasons. We have historically experienced lower revenues during the fall and winter seasons, as well as during periods of unseasonable weather, which reduces our operating income, net income, operating margins and cash flow.

Real estate listings precede sales and a period of poor listings activity will negatively impact revenue. Past performance in similar seasons or during similar weather events can provide no assurance of future or current performance, and macroeconomic shifts in the markets we serve can conceal the impact of poor weather or seasonality.

Home sales in successive quarters can fluctuate widely due to a wide variety of factors, including holidays, national or international emergencies, the school year calendar’s impact on timing of family relocations, interest rate changes, speculation of pending interest rate changes and the overall macroeconomic market. Our revenue and operating margins each quarter will remain subject to seasonal fluctuations, poor weather and natural disasters and macroeconomic market changes that may make it difficult to compare or analyze our financial performance effectively across successive quarters.

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

The Application, disclosure and safeguarding of this information is regulated by federal and state privacy laws. To comply with privacy laws, we invested resources and adopted a privacy policy outlining policies and procedures for the use of safeguarding personal information. This policy includes informing consumers, independent contractors and employees that we will not share their personal information with third parties without their consent unless required by law.

Privacy policies and compliance with federal and state privacy laws presents risk and we could incur legal liability for failing to maintain compliance. We may not become aware of all privacy laws, changes to privacy laws, or third- party privacy regulations governing the real estate business or be unable to comply with all of these regulations, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance.

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

Our intellectual property rights, including existing and future trademarks, trade secrets, patents and copyrights, are important assets of the business. We have taken measures to protect our intellectual property, but these measures may not be sufficient or effective. We may bring lawsuits to protect against the potential infringement of our intellectual property rights and other companies, including our competitors, could make claims against us alleging our infringement of their intellectual property rights. There can be no assurance that we would prevail in such lawsuits. Any significant impairment of our intellectual property rights could harm our business.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers. In the ordinary course of our business, we and our agents and brokers collect and store sensitive data, including proprietary business information and personal information about our customers. Our business, and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance, and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personally information of our customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us, or could cause agents and brokers to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and international privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.

We may evaluate potential vendors, suppliers and other business partners for acquisition in order to accelerate growth, but may not succeed in identifying suitable candidates or may acquire businesses that negatively impact us.

As part of our growth strategy, we may evaluate the potential acquisition of businesses offering products or services that complement our services offerings. If we identify a business that we deem to be suitable for acquisition and complete an acquisition, our evaluation may prove faulty and the acquisition may prove unsuccessful. In addition, an acquisition may prove unsuccessful if we fail to effectively execute a post-acquisition integration strategy. We may be unable to successfully integrate the systems and personnel of the acquired businesses. An acquisition could negatively impact our culture or undermine its core values. Acquisitions could disrupt our existing operations or cause management to divert its focus from our core business. An acquisition could cause potentially dilutive issuances of equity securities, incurrence of debt, contingent liabilities or could cause us to assume or incur unknown or unforeseen liabilities. From time to time, we intend to evaluate other brokerages for acquisition in order to accelerate growth and may not succeed in identifying suitable candidates or we may acquire brokerages that negatively impact us.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards. Adverse results in such litigation and other proceedings may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, negligence and fiduciary duty claims arising from our company owned brokerage operations, actions against our title company alleging it knew or should have known others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including our agents, brokers, third-party service or product provides, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our agents and brokers as independent contractors and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes. In addition, class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third party patents or other third party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms) and be required to pay royalties.

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

Risk Related to Our Stock

Glenn Sanford, our Chairman and Chief Executive Officer, together with Penny Sanford, a significant shareholder, own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and they can take actions that may be adverse to the interests of our stockholders.

Glenn Sanford beneficially owns approximately 37% of our outstanding common stock as of December 31, 2017. Penny Sanford beneficially owns approximately 27% of our outstanding common stock as of December 31, 2017. In December 2017 Mr. Sanford and Ms. Sanford filed a Schedule 13D with the Securities and Exchange Commission (“SEC”) indicating that they had entered into an agreement to vote their shares as a group with respect to the election of directors and any other matter on which our shares of common stock are entitled to vote. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with a controlling stockholder group. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board and Director, Mr. Sanford controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 220,000,000 shares of common stock, of which approximately 56.1 million shares were issued and outstanding as of March 15, 2018. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Our common stock is illiquid, and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTCQB (Symbol “EXPI”) operated by the OTC Markets Group, trading through the OTCQB is frequently thin and, as a result, the trading price of our stock is highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock fluctuates substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

Our common stock has been subject to the Securities and Exchange Commission’s “penny stock” regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Based on its trading prices, our securities have been covered by the penny stock regulations in the past. The penny stock regulations impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which may have the effect of reducing the level of trading activity in the secondary market for such stock. If our securities become subject to the penny stock regulations, it may affect the ability of broker-dealers to trade our securities, which we believe would discourage investor interest in, and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit an investor’s ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. PROPERTIES

Our principal corporate office is located at 2219 Rimland Drive, Suite 301 in Bellingham, Washington where we lease an office space that expires on May 31, 2019. We also lease small office spaces in a number of States in which we operate, in order to comply with state regulatory and licensing requirements and, in certain instances, to provide office space to our managing state brokers and drop-in space for our agents. In some of these instances, the state managing brokers are financially responsible for a significant portion of the rental expense associated with a leased office space. We generally do not provide office space for the agents other than for drop-in service. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will be available for lease to meet future needs.

Item 3. LEGAL PROCEEDINGS

From time to time, we are subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against us that could have a material adverse effect on our business, reputation, results of operations or financial condition.

There are no matters pending or, to our knowledge, threatened that we expect to have a material adverse impact on our business, reputation, results of operations or financial condition.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB operated by the OTC Markets Group under the trading symbol “EXPI”. As of March 15, 2018, there are 56,100,047 issued and outstanding shares of our common stock held by a total of approximately 4,900 stockholders of record. The following table shows the low and high bid price per share for our common stock quarterly during the last two fiscal years. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

	2017		2016
	Low	High	Low	High
First Quarter	$3.30	$3.98	$0.61	$1.15
Second Quarter	$2.72	$3.70	$1.12	$1.89
Third Quarter	$2.60	$3.65	$1.60	$5.80
Fourth Quarter	$3.37	$7.99	$3.50	$5.84

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,932,357	$2.53	12,053,800
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	13,932,357	$2.53	12,053,800

2013 Stock Option Plan

On September 27, 2013, we adopted a stock option plan. The purpose of the stock option plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the stock option plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non–qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the stock option plan) who are subject to tax in the United States may receive “incentive stock options,” and non–U.S. residents may receive awards of “non-qualified stock options”. The number of shares of our common stock issuable under the plan is 10,000,000. As of March 15, 2018, there were stock options to purchase an aggregate of 5,078,045 shares of our common stock outstanding. We do not expect to grant future option awards under the 2013 stock option plan.

2015 Equity Incentive Plan

On March 12, 2015, we adopted an equity incentive plan which was subsequently amended on October 29 2017. The purpose of the equity incentive plan is to retain the services of valued key employees, directors, officers and consultants and to encourage commitment and motivate excellent performance. Our employees, consultants and directors are eligible to participate in the 2015 Equity Incentive Plan as determined by the Board. The following equity awards may be granted under the equity incentive plan: “incentive stock options”, “non-qualified stock options,” shares of restricted stock, restricted stock units and other stock-based awards; provided, that “incentive stock options” may be granted only to employees. The number of shares of our common stock issuable under the plan is 21,000,000. As of March 15, 2018, there were stock options to purchase an aggregate of 4,860,651 shares of our common stock outstanding with 8,195,616 available for future issuances.

On November 14, 2017, we filed a registration statement on Form S-8 to register the sale of 23,273,890 shares issuable under the 2013 Stock Option Plan and 2015 Equity Incentive Plan.

Recent Sales of Securities

During the year ended December 31, 2017, the Company issued:

•	181,572 shares of common stock to employees and independent contractors upon the exercise of stock options, for aggregate cash consideration of $46,596;
•	1,464,997 shares of common stock as part of our Agent Equity Program for services valued at $5,857,554;
•	1,000,594 shares of common stock for services valued at $10,961,630; and
•	49,231 shares of common stock to accredited investors in private placement transactions for aggregate cash proceeds of $160,000, or $142,158 net of issuance costs.

During the year ended December 31, 2016, the Company issued:

•	159,678 shares of common stock to employees and independent contractors upon the exercise of stock options, for aggregate cash consideration of $4,900;
•	785,504 shares of common stock as part of our Agent Equity Program for services valued at $1,778,437;
•	1,018,687 shares of common stock for services valued at $4,996,649; and
•	184,615 shares of common stock to accredited investors in private placement transactions for aggregate cash proceeds of $600,000. In conjunction with the issuance, we incurred expenses of $67,794 (of which $49,980 were paid as of December 31, 2016).

During the year ended December 31, 2015, the Company issued:

•	420,866 shares of common stock as part of our Agent Equity Program for services valued at $355,746;
•	1,192,950 shares of common stock for services valued at $1,059,035.

The foregoing sales to employees and independent contractors were exempt from registration in reliance upon Section 4(a)(2) of the Securities Act.

The sales to accredited investors were exempt from registration in reliance upon Rule 506 and Regulation D under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND REULTS OF OPERATIONS

Overview of Restatement

In this Annual Report on Form 10-K, eXp World Holdings, Inc. (together with its subsidiaries the “Company”; “we”, or “eXp”):

a.	restates its Consolidated Balance Sheet as of December 31, 2016, and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Cash Flows for the fiscal years ended December 31, 2016 and December 31, 2015;
b.	restates its additional paid-in-capital and accumulated deficit balance as of December 31, 2015 as part of the Consolidated Statements of Stockholders Equity; and
c.	restates its Unaudited Quarterly Financial Data for each of the first three fiscal quarter in the fiscal years ended December 31, 2017, 2016 and 2015

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A—Controls and Procedures.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the affected periods have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. See Note 13, Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2016 and for the first three quarters of fiscal 2017.

Background on the Restatement

On April 3, 2018, the Company filed a Form 8-K disclosing that, after discussion with management and with BDO USA, LLP, the Company’s independent registered public accounting firm, the Company’s Board of Directors, based on a recommendation of the Audit Committee, had concluded that the Company’s previously issued financial statements for the fiscal year ended December 31, 2016 (“Fiscal 2016”) and the first three fiscal quarters of the fiscal year ended December 31, 2017 (“Fiscal 2017”), should no longer be relied upon, and determined that the financial statements will be restated due to the identification of accounting errors. The Company also disclosed that it would restate certain quarterly data for Fiscal 2016 and would reassess its internal controls as a result of the identification of the errors.

On April 12, 2018, after discussion with management and with BDO USA, LLP, the Company’s independent registered public accounting firm, the Company’s Board of Directors, based on a recommendation of the Audit Committee, concluded that the Company’s previously issued financial statements for the fiscal year ended December 31, 2015 (“Fiscal 2015”) , should no longer be relied upon, and determined that such financial statements will be restated due to the identification of accounting errors. The Company also will restate certain quarterly data for Fiscal 2015.

The restatement disclosed on April 3, 2018, resulted from accounting errors in the treatment of equity instruments granted to non-employees in 2012 and 2013 and materially impacted our financial statements for the fiscal year ended December 31, 2016. The restatement disclosed on April 12, 2018 results from accounting errors in the treatment of equity instruments granted to employees in 2012 and 2013 which materially impacted our financial statements for Fiscal 2015, Fiscal 2016, and the first three quarters in Fiscal 2017.

The accounting errors had no effect on cash and no impact on the Company’s assets, liabilities, or net cash flows from operating, investing, and financing activities on the statement of cash flows during Fiscal 2015, Fiscal 2016 or the quarterly periods in Fiscal 2017. The non-cash effect of the accounting errors leads to a net reduction in previously recognized stock-based compensation expense of approximately $2.6 million and $18.6 million for Fiscal 2015 and Fiscal 2016, respectively and an increase in previously recognized stock-based compensation expense of approximately of $5.7 million for the first three fiscal quarters of Fiscal 2017.

In addition, the Company will make correction of certain immaterial errors in revenue and cost of revenue, which decreases previously reported net revenues and cost of revenues by approximately $0.4 million for Fiscal 2015, by approximately $0.6 million for Fiscal 2016 and by approximately $1.8 million for the first three fiscal quarters of Fiscal 2017. These errors had no impact on the previously reported net loss.

These errors were discovered by management during the course of its preparation of the Annual Report on Form 10-K for Fiscal 2017, and the audit of the financial results for Fiscal 2017. None of the errors implicate misconduct with respect to the Company or its management or employees.

The Company is restating its financial statements for Fiscal 2015, Fiscal 2016, certain quarterly data for Fiscal 2015, certain quarterly data for Fiscal 2016, and the first three fiscal quarters of Fiscal 2017, in this Annual Report on Form 10-K for Fiscal 2017.

The restated financial statements correct the following errors:

Equity-Based Payments- Stock Options

•	A $4,514,158 overstatement of stock option expense which was a result from applying the incorrect accounting guidance for equity-based payments for employees as compared to the proper guidance for non-employees for the full year ended December 31, 2016;
•	A $15,329,588 overstatement of stock option expense which was a result from applying the incorrect accounting guidance for equity-based payments for non-employees for the full year ended December 31, 2016;
•	A $264,795 overstatement of stock option expense which was a result from applying the incorrect accounting guidance for equity-based payments for non-employees for the full year ended December 31, 2015;
•	A $2,499,457 overstatement of stock option expense which was a result from applying the incorrect accounting guidance for equity-based payments for non-employees for the full year ended December 31, 2015;

Equity-Based Payments – Stock Compensation

•	A $1,215,188 understatement of stock compensation expense in connection with our Agent Growth Incentive Program for the full year ended December 31, 2016. The error was the result of an incorrect application of the equity-based payments for non-employees which requires remeasurement of each award at each reporting date throughout the vesting period;
•	A $121,704 understatement of stock compensation expense in connection with our Agent Growth Incentive Program for the full year ended December 31, 2015. The error was the result of an incorrect application of the equity-based payment for non-employees which requires remeasurement of each award at each reporting date throughout the vesting period;

Other Adjustments

•	The Company also made corrections related to certain errors in revenue and cost of sales which decreased previously reported net revenues and cost of revenues by approximately $0.6 million and approximately $0.4 million for the years ended December 31, 2016 and 2015, respectively.

The following discussion should be read together with our consolidated financial statements and related notes included elsewhere within this report. The Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Statements” and “Item 1 A. – Risk Factors” for a discussion of certain risks, uncertainties and assumptions associated with these statements.

OVERVIEW

eXp World Holdings, Inc., (the “Company”, “eXp”, “we”, “us”, “our”), is a holding company with our main operating division being a cloud-based international residential real estate brokerage (“eXp Realty”) operating across the United States and in the provinces of Alberta and Ontario, Canada. Our operations are focused on the use of cloud-based technologies in order to grow an international brokerage without the burden of physical brick and mortar offices or redundant staffing costs. Our technology focus includes the development of a proprietary cloud based real estate transactional platform.

Continued Accelerated Growth

Beginning in 2016 and throughout 2017, we increased our net real estate brokerage agent and broker base by 171.2%, from 2,401 at December 31, 2016 to 6,511 at December 31, 2017. These increases occurred in both new and existing geographical markets and contributed to our net revenue increase of 191.5% for the year ended December 31, 2017 as compared to the prior year-ended December 31, 2016.

Agent Ownership

The Company maintains equity incentive programs whereby agents and brokers of eXp Realty can become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under this program, agents and brokers who qualify can be issued shares of the Company’s common stock.

The Company also administers a program whereby agents and brokers could elect to receive 5% of their commission payable in the form of Company common stock which is issued at a 20% discount to market on the date of issuance. In 2017, approximately 2,700 eXp Realty agents and brokers took advantage of this program resulting in 1,464,997 shares of common stock being issued. This agent equity program continues to be another element in creating a culture of agent-ownership.

RECENT BUSINESS DEVELOPMENTS

Initiatives

Advancements during the year ended December 31, 2017 centered on the addition of scaling the corporate operations of the Company to match current and ongoing growth of the business. During this period the Company hired a new chief operating officer for our eXp Realty division who most recently held leadership positions at both Realty Executives and HomeSmart International. This new role will focus on cross collaboration efforts across the entire organization in addition to working with our agent advisory council. We also hired a new chief product and technology officer with extensive industry experience to lead our continued development efforts of product and services for our agents and employees. We also hired a new vice president of employee experience. As the organization continues to grow and in an effort to support our rapidly growing agent base, we believe it is important to continue building our culture in alignment with long term goals of the Company.

The Company continues to build out its eXp Enterprise (“Enterprise”) operating platform. Enterprise is a proprietary platform that manages all of the Company’s critical processes and information, including agent details, transactions, commissions and revenue share. It allows for a flow of real time information to eXp agents, while also providing a singular platform for eXp staff to perform a variety of back office functions in a scalable and efficient manner. The platform has already led to improvements in the areas of agent onboarding, transaction processing and financial oversight. This platform will lend itself to constantly enhance and build out capabilities that meet the needs of company stakeholders into the future.

During the year ended December 31, 2017, the Company also created a variety of new marketing and communications collateral, allowing stakeholders to have more transparency into the organization while providing more ways to provide feedback. Collateral provided to agents included tools to assist with social media, public relations, and a variety of internal communication pieces to help agents be more productive and in-the-know.

The Company continues to focus its efforts on the quality of our services and recruiting and retaining top performing talent with the overall goal of growing and improving overall profitability.

Tax Cuts and Jobs Act of 2017

The Tax Cuts and Jobs Act of 2017 became law on December 22, 2017.

The law includes provisions that, among other things:

•	reduce individual federal tax brackets at most income levels;
•	increase the standard deduction from $12,700 to $24,000 for married taxpayers filing a joint tax return;
•	caps the amount of property, sales and state and local income tax deductions at $10,000;
•	reduce the limit on deductible mortgage debt to $750,000, from $1 million on mortgage loans entered into after December 15, 2017, while entirely suspending interest deductibility of home equity loans; and
•	suspend the deductibility of certain home moving expenses.

The provisions of the 2017 Tax Act may cause changes in the residential real estate market, the prices taxpayers are willing to pay for new homes and the terms of their financing. The effects of the 2017 Tax Act on average home sale prices may be more impactful in states with particularly high state income tax and property values. The impact of the income tax changes on individuals and potential impact on home sale transactions is difficult to predict.

MARKET CONDITIONS AND INDUSTRY TRENDS

According to the NAR, home sale transactions of single family homes volume increased 8.4% in 2017 as compared to the same period in 2016 as a result of both an increase in the number of home sale transactions, combined with average home sale price growth. Also, according to NAR, the housing affordability index has continued to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 157.5 for 2017 and 167.1 for 2016.

The favorable housing affordability index is due in part to favorable mortgage rate conditions. Mortgage rates increased approximately 40 basis points from December 31, 2016 to December 31, 2017 but continue to be at historically low levels. While any increase to mortgage rates can adversely impact housing affordability, we believe that rising wages, improving consumer confidence and continued low inventory levels will result in favorable demand conditions and existing home sale volume growth.

According to the Federal Housing Finance Agency, mortgage rates on commitments for 30-year, conventional, fixed-rate first mortgages averaged 3.88% for 2016 and the rate rose to 4.17% in December 2017. To the extent mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter-term mortgages which can be utilized to obtain a mortgage rate that is lower than a comparable 30-year fixed-rate mortgage.

Partially offsetting the positive impact of low mortgage rates are low housing inventory levels. According to NAR, the inventory of existing homes for sale in the U.S. decreased to 1.3 million (preliminary), from 1.7 million at year ended December 31, 2016. The inventory represents a national average supply of 3.1 months at the current home sales pace which is down from 4.4 months for 2016.

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

Existing Home Sales

According to NAR, existing home sale transactions increased 1.1% to 5.5 million for year ended December 31, 2017 compared to the same period in 2016. eXp Realty home sale transactions increased 217% to 25,055 for the year ended December 31, 2017, from 7,905 compared to the same period in 2016. Our increase in homes sale transactions was attained by the growth of our agent base which grew approximately 171% to over 6,500 for the year ended December 31, 2017 from approximately 2,400 at year ended 2016.

As of their most recent releases, NAR is forecasting existing home sales to decrease .2% in 2018 and increase 3.1% in 2019.

Existing Home Sales Price

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

Results of Operations

Year ended December 31, 2017 vs. Year ended December 31, 2016

Revenues

Net revenues were $156.1 million for the year ended December 31, 2017 compared to $53.6 million for the year ended December 31, 2016, an increase of $102.5 million, or 191.5%. This increase as compared to the prior year ended December 31, 2016 is a direct result of the increase in our sales agent base by approximately 171% to over 6500 agents.

Operating Expenses

	Years Ended December 31,
	2017	2016 (As Restated)	Change

Operating expenses:
Cost of revenues	$139,603,970	$46,438,944	$93,165,026
General and administrative	35,685,512	13,272,746	22,412,766
Professional fees	1,274,675	645,024	629,651
Sales and marketing	1,572,041	570,844	1,001,197
Total operating expenses	$178,136,198	$60,927,558	$117,208,640

Cost of revenues was $139.6 million for the year ended December 31, 2017 compared to $46.4 million for the year ended December 31, 2016, an increase of $93.2 million, or 200.6%. Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase in cost of revenue was primarily attributable to a higher amount of net revenues and increase in agent commissions paid.

General and administrative expenses were $35.7 million for the year ended December 31, 2017 compared to $13.3 million for the year ended December 31, 2016, an increase of $22.4 million, or 169.0%. General and administrative expenses include costs related to wages, including stock compensation, dues, operating leases, utilities, travel and other general overhead expenses. The increase in general and administrative costs was driven primarily by the increase in compensation expenses of $5.3 million, increase in stock options expense of $4.8 million, from $2.1 million (as restated) for the year ended December 31, 2016 to $6.9 million for the year ended December 31, 2017, and an increase in stock compensation expense of $6.0 million, from $5.0 million (as restated) for the year ended December 31, 2016 to $11.0 million for the year ended December 31, 2017. The increase in stock options and stock compensation expense is affected by awards granted, awards exercised and/or awards forfeited throughout the year. Awards granted, issued and forfeited are more fully disclosed in Note 8, Stockholders’ Equity, of the Consolidated Financial Statements. Also impacting the increase in stock compensation expense was the increase in our stock price and the increase in shares granted for our equity incentive program whereby agents and brokers of eXp Realty become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks.

Professional fees were $1.3 million for the year ended December 31, 2017 compared to $0.6 million for the year ended December 31, 2016, an increase of $0.6 million, or 97.6%. Professional fees include costs related to legal, accounting and other consultants. The increase in professional fees were primarily driven by an increase in audit costs of $0.3 million and an increase in legal fees of $0.2 million including fees for non-recurring transactions. Non-recurring legal fees related to performing diligence and contract review and preparation to support the growth of new agent and broker bases as well as entry into new geographical markets.

Sales and marking expenses were $1.6 million for the year ended December 31, 2017 compared to $0.6 million for the year ended December 31, 2016, an increase of $1.0 million, or 175.4%. Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The increase in sales and marketing expenses was primarily due to increased cost in lead capture of $0.7 million and other internet marketing of $0.1 million related to our growth in agent and broker headcount.

Year ended December 31, 2016 vs. Year ended December 31, 2015

Net revenues were $53.6 million for the year ended December 31, 2016 compared to $22.5 million for the year ended December 31, 2015, an increase of $31.1 million, or 138.4%. This increase as compared to the prior year ended December 31,2015 is a direct result of the increase in our sales agent base by approximately 182% to over 2400 agents.

Operating Expenses

	Years Ended December 31,
	2016 (As Restated)	2015 (As Restated)	Change

Operating expenses:
Cost of revenues	$46,438,944	$19,125,565	$27,313,379
General and administrative	13,272,746	4,543,776	8,728,970
Professional fees	645,024	439,763	205,261
Sales and marketing	570,844	211,456	359,388
Total operating expenses	$60,927,558	$24,320,560	$36,606,998

Cost of revenues was $46.4 million for the year ended December 31, 2016 compared to $19.1 million for the year ended December 31, 2015, an increase of $27.3 million, or 142.8%. Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized net revenues. As such, the increase in cost of revenue was primarily attributable to a higher amount of net revenues and increase in agent commissions paid.

General and administrative expenses were $13.3 million for the year ended December 31, 2016 compared to $4.5 million for the year ended December 31, 2015, an increase of $8.7 million, or 192.1%. General and administrative expenses include costs related to wages, including stock compensation, dues, operating leases, utilities, travel and other general overhead expenses. The increase in general and administrative costs was driven primarily by the increase in compensation expenses of $1.6 million, increase in stock options expense of $1.4 million, from $0.7 million (as restated) for the year ended December 31, 2015 to $2.1 million (as restated) for the year ended December 31, 2016, and an increase in stock compensation expense of $4.0 million, from $1.1 million (as restated) for the year ended December 31, 2015 to $5.0 million (as restated) for the year ended December 31, 2016. The increase is primarily related to the 85% increase in full-time employees inclusive of officer level individuals with higher salaries and stock- based awards and additional facilities costs to support our approximate 182% increase in agent and brokers. Awards granted, issued and forfeited are more fully disclosed in Note 8, Stockholders’ Equity, of the Consolidated Financial Statements. Also impacting the increase in stock compensation expense was the increase in the Company’s stock price and the increase in shares granted for our equity incentive program whereby agents and brokers of eXp Realty become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks.

Professional fees were $0.6 million (as restated) for the year ended December 31, 2016 compared to $0.4 million (as restated) for the year ended December 31, 2015, an increase of $0.2 million, or 46.7%. Professional fees include costs related to legal, accounting and other consultants. The increase in professional fees was primarily attributable to non-recurring fees associated with the engagement of professional service providers to support the execution of our agent and broker growth initiatives. During 2016, we engaged additional third parties to expand our market awareness programs.

Sales and marking expenses were $0.6 million (as restated) for the year ended December 31, 2016 compared to $0.2 million (as restated) for the year ended December 31, 2015, an increase of $0.4 million, or 170.0%. Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The increase in sales and marketing expenses was primarily due to increased growth in agent and broker headcount and expanding our brand awareness in existing and prospective geographical regions.

LIQUIDITY AND CAPITAL RESOURCES

Year ended December 31, 2017 vs. Year ended December 31, 2016

	Years Ended December 31,
	2017	2016	Change

Current assets	$13,098,918	$5,565,642	$7,533,276
Current liabilities	(10,376,460)	(3,577,021)	(6,799,439)
Net working capital	$2,722,458	$1,988,621	$733,837

Net working capital increased $0.7 million, or 36.9% to $2.7 million for the year ended December 31, 2017 from $2.0 million for the year ended December 31, 2016. The increase in net working capital was driven primarily by an increase in cash of $3.0 million and commissions receivable of $3.7 million resulting from pending real estate transactions. In correlation to the number of pending real estate transactions, accrued expenses, which include commissions payable, and salaries payable, increased $6.1 million as of December 31, 2017.

The following table presents our cash flows for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,
	2017	2016	Change

Cash provided by operating activities	$4,114,930	$1,024,277	$3,090,653
Cash (used in) investing activities	(1,281,147)	(416,672)	(864,475)
Cash provided by (used in) financing activities	149,394	493,698	(344,304)

For the year ended December 31, 2017, cash provided by operating activities increased $3.1 million from the same period in 2016. The change resulted primarily from the increased volume in our sales transactions and higher commissions receivable. In correlation with our increased volume in sales transactions, we incurred higher expenses, specifically commissions payable.

Cash used in investing activities for the year ended December 31, 2017 increased $0.9 million compared to the year ended December 31, 2016. The change resulted primarily from our fixed asset expenditures related to the on-going development of our internal use software. We expect to continue to use our existing cash resources on similar expenditures for the next twelve months as we continue to develop and refine our cloud-based platforms.

Cash provided by financing activities for the year ended December 31, 2017 decreased $0.3 million compared to the year ended December 31, 2016. The change resulted primarily from the exercise of 181,572 options to purchase 181,572 shares of common stock and cash proceeds of $0.6 million received for a private placement completed in the year ended December 31, 2016.

Our future capital requirements will depend on many factors, including our level of investment in technology and our rate of growth into new markets. Our capital requirements may be affected by factors which we cannot control such as changes in demographics, interest rates, the economy and government policies and could impact the manner in which we operate. We believe that our current available cash and cash flow from ongoing operations will provide the necessary resources to continue operating our business over the next 12 months. In order to support and achieve our future growth plans, however, we may need or seek to obtain additional funding through equity or debt financing.

During the year ended 2017, we secured a $500,000 line of credit. We currently have no borrowings against the line of credit or any other term loan bank debt. In the event that additional financing is required in the future, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired or needed, our business and results of operations will likely suffer.

Year ended December 31, 2016 vs. Year ended December 31, 2015

	Years Ended December 31,
	2016	2015	Change

Current assets	$5,565,642	$1,146,521	$4,419,121
Current liabilities	(3,577,021)	(664,210)	(2,912,811)
Net working capital	$1,988,621	$482,311	$1,506,310

Net working capital increased $1.5 million, or 312.3% to $2.0 million for the year ended December 31, 2016 from $0.5 million for the year ended December 31, 2015. The net working capital increase is primarily the result of the completion of a private placement of our restricted and unregistered shares sold in December 2016 for net cash proceeds of $532,206. At December 31, 2016, we had a significant number of transactions pending, resulting in receivables of $3,015,767, a 783% increase from December 31, 2015. Further, related to the large number of pending transactions as of December 31, 2016, our current liabilities increased by approximately 438% from December 31, 2015 primarily related to outstanding commissions payable of $2,417,621.

The following table presents our cash flows for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015	Change

Cash provided by operating activities	$1,024,277	$346,186	$678,091
Cash (used in) investing activities	(416,672)	(57,116)	(359,556)
Cash provided by (used in) financing activities	493,698	(63,059)	(556,757)

For the year ended December 31, 2016, cash provided by operating activities increased $0.7 million from the same period in 2015. The change resulted primarily from the increased volume in our Agent Equity Program providing for the settlement of commissions earned in the form of restricted and unregistered shares of common stock. Also impacting the increase is our significant increase in sales volume.

Cash used in investing activities for the year ended December 31, 2016 increased $0.4 million compared to the year ended December 31, 2015. Our investing activities solely consisted of the acquisition of fixed assets. In addition to leasing and furnishing new office space in Reno, we continued aggressive improvement to our core cloud office platform and transactional management systems.

Cash provided by financing activities for the year ended December 31, 2016 decreased $0.6 million compared to the year ended December 31, 2015. In 2016, we generated gross cash proceeds from the sale of shares of our restricted and unregistered common stock totaling approximately $600,000. In addition, we financed certain insurance policies totaling approximately $53,000. Off-setting the cash received from the above financing activities, we purchased the non-controlling interest in First Cloud Mortgage for a total of $97,000. We did not enter into any significant financing transaction during 2015. As we continue to pursue or aggressive growth plans, we may pursue additional private placements of our common stock or other financing options.

Our future capital requirements will depend on many factors, including our level of investment in technology and our rate of growth into new markets. Our capital requirements may be affected by factors which we cannot control such as changes in demographics, interest rates, the economy and government policies and could impact the manner in which we operate. We believe that our current available cash and cash flow from ongoing operations will provide the necessary resources to continue operating our business over the next 12 months. In order to support and achieve our future growth plans, however, we may need or seek to obtain additional funding through equity or debt financing.

For the year ended December 31, 2016, we have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in the preparation of the statements. Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements.

Accounting estimates are considered critical if the estimate requires us to use judgments and/or make assumptions about matters that were uncertain at the time the accounting estimate was made and if different accounting estimates could have been used in the reporting period or changes in the accounting estimates are likely to occur that would have a material impact on our financial condition, results of operations or cash flows.

Revenue Recognition

In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered to the customer, (iii)the fee is fixed or determinable and (iv) collectability is reasonably assured.

We consider the closing of residential real estate transactions and signed agreements reflecting the terms and conditions under which services will be provided to be persuasive evidence of an arrangement.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets are not expected to be realized. Our assumptions, judgments, and estimates relative to the value of our deferred tax assets take into account predictions of the amount and category of future taxable income.

Since inception, we have incurred operating losses, and accordingly, we have generally not recorded a provision for income taxes. We generally do not expect any significant changes in the amount of our income tax provision until we are no longer incurring operating losses.

Stock Based Compensation

The Company issues equity and equity linked instruments to employees and non-employees. Share-based payment transactions with non-employees are measured at the fair value which requires estimates to determine fair value in association with U.S. GAAP.

We measure expense associated with stock-based awards (usually stock options) to our employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award.

We account for stock-based compensation arrangements with non-employees using a fair value approach. The estimated fair value of unvested awards granted to non-employee consultants is remeasured at each reporting date through the date of final vesting. As a result, the non-cash charge to operations for non-employee awards with vesting conditions is affected in each reporting period by changes in the fair value of the Company’s common stock.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

eXp World Holdings, Inc.

Bellingham, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of eXp World Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 3 that were applied to restate the 2015 consolidated financial statements to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 consolidated financial statements taken as a whole.

Restatement to Correct 2016 Misstatements

As discussed in Note 3 to the consolidated financial statements, the 2016 financial statements have been restated to correct misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Salt Lake City, Utah

April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

eXp World Holdings, Inc.

Bellingham, Washington

We have audited, before the effects of the adjustments for the correction of the error described in Note 3 to the consolidated financial statements, the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows of eXp World Holdings, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2015 (the 2015 consolidated financial statements before the effects of the adjustments for the correction of the error described in Note 3 to the consolidated financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above before the effects of the adjustments for the correction of the error described in Note 3 to the consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of eXp World Holdings, Inc. and subsidiaries for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 3 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ WSRP, LLC

WSRP, LLC

Salt Lake City, Utah

March 15, 2016

EXP WORLD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016 (as restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,672,034	$1,684,608
Restricted cash	923,193	481,704
Accounts receivable, net of allowance $179,759 and $133,845, respectively	6,912,657	3,015,767
Prepaids and other assets	591,034	383,563

TOTAL CURRENT ASSETS	13,098,918	5,565,642

OTHER ASSETS
Fixed assets, net	1,538,213	538,405

TOTAL OTHER ASSETS	1,538,213	538,405

TOTAL ASSETS	$14,637,131	$6,104,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$635,087	$317,420
Customer deposits	923,193	481,704
Accrued expenses	8,818,180	2,742,119
Notes payable	–	35,778

TOTAL CURRENT LIABILITIES	10,376,460	3,577,021

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 54,962,535 and 52,316,679 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	550	523
Additional paid-in capital	36,848,041	12,987,707
Accumulated deficit	(32,596,374)	(10,465,409)
Accumulated other comprehensive income (loss)	8,454	4,205
Total eXp World Holdings, Inc. stockholders' equity	4,260,671	2,527,026
Non-controlling interest in subsidiary	–	–

TOTAL STOCKHOLDERS' EQUITY	4,260,671	2,527,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,637,131	6,104,047

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016 (as restated)	Year Ended December 31, 2015 (as restated)

Net revenues	$156,104,544	$53,555,725	$22,464,306

Operating expenses
Cost of revenues	139,603,970	46,438,944	19,125,565
General and administrative	35,685,512	13,272,746	4,543,776
Professional fees	1,274,675	645,024	439,763
Sales and marketing	1,572,041	570,844	211,456

Total expenses	178,136,198	60,927,558	24,320,560

Net loss from operations	(22,031,654)	(7,371,833)	(1,856,254)

Other income and (expenses)
Other income	–	15	23
Interest expense	(2,077)	(370)	(1,127)

Total other income and (expenses)	(2,077)	(355)	(1,104)

Loss from before income tax expense	(22,033,731)	(7,372,188)	(1,857,358)

Income tax expense	(97,234)	(42,528)	(103,069)

Net loss	(22,130,965)	(7,414,716)	(1,960,427)

Net loss attributable to non-controlling interest in subsidiary	–	29,801	21,526

Net loss attributable to common shareholders	$(22,130,965)	$(7,384,915)	$(1,938,901)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.42)	$(0.14)	$(0.04)
Diluted from continuing operations	$(0.42)	$(0.14)	$(0.04)

Weighted average shares outstanding
Basic	53,194,928	51,081,949	49,409,266
Diluted	53,194,928	51,081,949	49,409,266

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2017	Year Ended December 31, 2016 (as restated)	Year Ended December 31, 2015 (as restated)

Net loss	$(22,130,965)	$(7,414,716)	$(1,960,427)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	4,249	13,318	(7,571)
Comprehensive loss	(22,126,716)	(7,401,398)	(1,967,998)
Comprehensive loss attributable to non-controlling interest in subsidiary	–	29,801	21,526
Comprehensive loss attributable to common shareholders	$(22,126,716)	$(7,371,597)	$(1,946,472)

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2014, as restated	48,566,909	$486	$1,556,315	$(1,141,593)	$(1,542)	$–	$413,666

Stock compensation expense, as restated	1,192,950	12	1,059,023	–	–	–	1,059,035
Stock option expense, as restated	–	–	733,239	–	–	–	733,239
Agent equity program, as restated	420,866	4	355,742	–	–	–	355,746
Issuance of subsidiary common stock	–	–	–	–	–	1,950	1,950
Repurchase and retirement of shares	(12,530)	–	(3,132)	–	–	–	(3,132)
Foreign currency translation (loss)	–	–	–	–	(7,571)	–	(7,571)
Net loss, as restated	–	–	–	(1,938,901)	–	(21,526)	(1,960,427)

Balance, December 31, 2015, as restated	50,168,195	502	3,701,187	(3,080,494)	(9,113)	(19,576)	592,506

Stock issued for cash at $3.25 per share, net of issuance costs	184,615	2	532,204	–	–	–	532,206
Exercise of options	159,678	2	4,898	–	–	–	4,900
Stock compensation expense, as restated	1,018,687	9	4,996,640	–	–	–	4,996,649
Stock option expense, as restated	–	–	2,120,726	–	–	–	2,120,726
Agent equity program, as restated	785,504	8	1,778,429	–	–	–	1,778,437
Acquisition of non-controlling interest	–	–	(146,377)	–	–	49,377	(97,000)
Foreign currency translation gain	–	–			13,318	–	13,318
Net loss, as restated	–	–	–	(7,384,915)	–	(29,801)	(7,414,716)

Balance, December 31, 2016, as restated	52,316,679	$523	12,987,707	(10,465,409)	4,205	–	2,527,026

Stock issued for cash at $3.25 per share, net of issuance costs	–	–	142,158	–	–	–	142,158
Exercise of options	181,572	2	46,594	–	–	–	46,596
Repurchase and retirement of common stock	(1,307)	–	(3,607)	–	–	–	(3,607)
Stock compensation expense	1,000,594	10	10,961,621	–	–	–	10,961,631
Stock option expense	–	–	6,856,029	–	–	–	6,856,029
Agent equity program	1,464,997	15	5,857,539	–	–	–	5,857,554
Foreign currency translation gain	–	–	–	–	4,249	–	4,249
Net loss	–	–	–	(22,130,965)	–	–	(22,130,965)

Balance, December 31, 2017	54,962,535	$550	$36,848,041	$(32,596,374)	$8,454	$–	$4,260,671

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016 (as restated)	Year Ended December 31, 2015 (as restated)
OPERATING ACTIVITIES
Net loss	$(22,130,965)	$(7,414,716)	$(1,960,427)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	353,229	58,374	26,304
Stock compensation expense	10,961,631	4,996,640	1,059,035
Stock option expense	6,856,029	2,120,726	733,239
Agent equity program	5,857,554	1,778,429	355,746
Deferred tax asset	–	–	75,196

Changes in operating assets and liabilities:
Accounts receivable	(3,884,982)	(2,692,198)	(158,617)
Accounts receivable, related party	–	–	6,000
Prepaids and other assets	(279,361)	(359,112)	(9,778)
Restricted cash	(441,489)	(333,091)	(7,105)
Customer deposits	441,489	333,091	7,105
Accounts payable	317,667	227,436	10,595
Accrued expenses	6,076,062	2,308,698	218,290
Accrued interest	–	–	(9,397)

CASH PROVIDED BY OPERATING ACTIVITIES	4,126,864	1,024,277	346,186

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,281,147)	(416,672)	(57,116)

CASH USED IN INVESTING ACTIVITIES	(1,281,147)	(416,672)	(57,116)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	142,158	600,000	–
Common stock issuance transaction costs	–	(49,980)	–
Proceeds from issuance of subsidiary common stock	–	–	1,950
Repurchase and retirement of common stock	(3,607)	–	(3,132)
Repurchase and retirement of subsidiary common stock	–	(97,000)	–
Proceeds from exercise of options	46,596	4,900	–
Proceeds from issuance of notes payable		53,498	–
Principal payments of notes payable	(35,778)	(17,720)	(61,877)

CASH PROVIDED BY FINANCING ACTIVITIES	149,369	493,698	(63,059)

Effect of changes in exchange rates on cash and cash equivalents	(7,660)	11,491	(7,571)

Net change in cash and cash equivalents	2,987,426	1,112,794	218,440

Cash and cash equivalents, beginning of period	1,684,608	571,814	353,374

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,672,034	$1,684,608	$571,814
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$2,077	$369	$10,524
Cash paid for income taxes	$97,234	$42,013	$24,313

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$71,890	$69,912	$–

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2017

(Expressed in U.S. dollars)

1.        BASIS OF PRESENTATION

eXp World Holdings, Inc. (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company operates a cloud-based real estate brokerage operating in most U.S. States, the District of Columbia and the provinces of Alberta and Ontario, Canada. The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.

The Company has evaluated events and transactions subsequent to the balance sheet date and has disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Annual Report on Form 10-K that would require recognition or disclosure in the Consolidated Financial Statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of consolidation

The accompanying audited condensed consolidated financial statements include the accounts of eXp World Holdings, Inc., and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

Non-controlling interests

Non-controlling interests in the Company’s subsidiary are reported as a component of equity, separate from the parent company’s equity. Results of operations attributable to the non-controlling interest are included in the Company’s consolidated statements of operations and consolidated statements of comprehensive income (loss). In the year ended December 31, 2016, the Company acquired the previously outstanding non-controlling interest in First Cloud Mortgage, Inc. Upon obtaining 100% interest, the Company inactivated First Cloud. For the years ended December 31, 2017 and 2016, the activities of First Cloud did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provisions for doubtful accounts, legal contingencies, income taxes, revenue recognition, stock-based compensation, expense accruals, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. From time to time, the Company’s cash deposits exceed federally insured limits. The Company has not experienced any losses resulting from these excess deposits.

Restricted cash

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognized a corresponding customer deposit liability until the funds are released. Restricted cash totaled $923,193, and $481,704 at December 31, 2017, and 2016 respectively.

Fair value measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

The fair value of cash and cash equivalents, accounts receivable, prepaids and other assets, accounts payable, accrued expenses, and notes payable approximates their carrying value due to their short-term maturities.

Allowance for doubtful accounts

A portion of the Company’s accounts receivable are derived from non-commission based technology fees. These accounts receivable are typically unsecured. The allowance for doubtful accounts is our estimate based on historical experience. We periodically preform detailed reviews to assess the adequacy of the allowance. We exercise significant judgment in estimating the timing, frequency and severity of losses.

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

Stock based compensation

The Company issues equity and equity linked instruments to employees and non-employees in lieu of cash for the receipt of services. Share-based payment transactions with non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable and expensed in the periods the services are received.

We measure expense associated with stock-based awards (usually stock options) to our employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award.

We account for stock-based compensation arrangements with non-employees using a fair value approach. The estimated fair value of unvested awards granted to non-employee consultants is remeasured at each reporting date through the date of final vesting. As a result, the non-cash charge to operations for non-employee awards with vesting conditions is affected in each reporting period by changes in the fair value of the Company’s common stock.

In prior years, the Company granted stock-based performance awards to certain managing real estate brokers as part of a long-term incentive program with the payout based on the achievement of introducing and retaining real estate agents into the Company to contribute to the overall growth of the Company. Performance awards with non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable and expensed in the periods the services are received.

Revenue recognition

Revenue is recognized only when the price is fixed, or determinable, persuasive evidence of an arrangement exists, the service has been delivered, and collectability of the resulting receivable is reasonably assured.

The majority of our revenue is derived from assisting home buyers and sellers in listing, marketing, selling and purchasing residential real estate.

Commissions earned by the Company in residential real estate transactions are recognized upon the closing of a transaction (purchase or sale), commonly referred to as gross commission income, and are presented net of fees and expenses in the accompanying consolidated statement of operations. Real estate agent commissions paid, concurrently recognized with the closing of each transaction, are presented as costs of revenues in the accompanying consolidated statement of operations.

Advertising costs

Advertising costs are generally expensed in the period incurred. Advertising expenses are included in the sales and marketing expense line item on the accompanying consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, the Company incurred advertising expenses of $1,258,334, $503,121, and $163,905, respectively.

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities. For U.S. income tax returns, the open taxation years subject to examination range from 2011 to 2017.

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

Recently issued accounting pronouncements

In May 2017, the FASB issued ASU No. 2017-09 - Compensation (Topic 718): Scope of Modification Accounting. The FASB issued guidance to clarify when to account for a change in the terms or conditions of share-based payments awards as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The general model for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation costs. Previously, judgments about whether certain changes to an award were substantive may have impacted whether or not modification accounting was applied in these situations. This ASU is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company is still evaluating the potential impacts that the implementation of ASU 2017-09 may have on its financial position, operational results, or cash flows.

In November 2016, the FASB issued ASU No. 2016-18 – Statement of Cash Flows (Topic 240). The FASB issued guidance to address the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cashflows. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is still evaluating the potential impacts that the implementation of ASU 2016-18 may have on its financial position, operational results, or cash flows.

In October 2016, the FASB issued ASU No. 2016-16 - Income Taxes (Topic 740). The Update was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. This ASU is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that fiscal year. The Company is still evaluating the potential impacts that the implementation of ASU 2016-16 may have on its financial position, operational results, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842). Under the new guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets, initially measured at the present value of lease payments, on the balance sheet for operating leases with terms greater than one year. Lessor accounting remains largely unchanged from existing lease accounting. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. If the lessee makes the election, the lessee would recognize lease expense on a straight-line basis over the lease term. This ASU is effective in annual reporting periods beginning after December 15, 2019 and the interim periods beginning after December 15, 2020. The Company is still evaluating the potential impacts that the implementation of ASU 2016-02 may have on its financial position, operational results, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to remove inconsistencies in requirements, provide a robust framework, improve comparability across entities and industries, provide more useful information to users and simplify the preparation of financial statements. The core principle of the revenue standard is that revenue be recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opting balance of retained earnings in the period of adoption. This ASU is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company will adopt the new standard effective January 1, 2018 using the modified retrospective method. Since the Company currently recognizes revenue on a gross basis acting as a principal, upon completion of its performance obligations in the form of a completed residential real estate sale, the Company does not expect the adoption of ASU No. 2014-09 to have a material effect on the consolidated financial statements.

Recently adopted accounting pronouncements

In January 2017, the Company implemented accounting treatment as promulgated by FASB as issued in ASU No. 2016-09 Compensation – Stock Compensation (Topic 718). The new standard simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The Company made an election to account for forfeitures of non-vested equity awards in the periods in which they occur. The treatment implemented did not have a material impact on the accompanying consolidated financial statements as presented.

3.       RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements as of and for the fiscal years ended December 31, 2016 and December 31, 2015. In addition, the Company has restated its quarterly Consolidated Statements of Operations for each of the first three quarterly periods in fiscal 2017, 2016 and 2015, as presented in Note 13, Unaudited Quarterly Financial Data.

These errors were discovered by management during the course of its preparation of this Annual Report and the audit of the financial results for fiscal year 2017. The effect of the restatements on the Company’s Balance Sheets is not material and the restatements have no effect on reported cash flow from operations. The nature and impact of these adjustments are described below and detailed in the tables below.

Equity-Based Payments

During the first quarter of 2018 in preparation of our annual report and financial statement audit, the Company identified an error as a result of applying incorrect accounting guidance for equity-based payments for non-employees in its previously reported Consolidated Statement of Operations. In prior periods, the Company had erroneously accounted for these option grants to non-employees in the same manner that it had accounted for option grants to employees during that same time frame. The error resulted in an overstatement of stock option expense in the amount of $4,514,158 and $264,795 for the years ended December 31, 2016 and December 31, 2015, respectively. The adjustments made to the income statement are set out in the table below. Based on this error, these same equity instruments to non-employees also understated expense in the fiscal year ended December 31, 2014 by $173,859. Accordingly, we restated the ending balance of additional paid in capital and accumulated deficit as of December 31, 2014 on the Consolidated Statements of Stockholders’ Equity.

In this same time frame, we identified an error in the accounting treatment for equity grants made to employees as a result of applying incorrect accounting guidance for equity-based payments for employees in its previously reported Consolidated Statement of Operations. In prior periods, the Company had accounted for these option grants to employees using the intrinsic value method. The Company concluded that it should have utilized the calculated value method. The error resulted in an overstatement of stock option expense in the amount of $15,329,588 and $2,499,457 for the years ended December 31, 2016 and December 31, 2015, respectively. The adjustments made to the income statement are set out in the table below. Based on this error, these same equity instruments to employees overstated expense in the fiscal year ended December 31, 2014 by $441,814. Accordingly, we restated the ending balance of additional paid in capital and accumulated deficit as of December 31, 2014 on the Consolidated Statement of Stockholders’ Equity.

We also identified an error in the accounting treatment for equity grants made to non-employees in connection with our Agent Growth Incentive Plan. The error was the result of an incorrect application of the equity-based payments for non-employees which requires remeasurement of each award at each reporting date throughout the vesting period. The correction of this error resulted in an understatement of expenses by $1,215,188 and $121,704 for the years ended December 31, 2016 and December 31, 2015, respectively. Based on this error, these same equity grants to non-employees overstated expense in the fiscal year ended December 31, 2014 by $91. Accordingly, we restated the ending balance of additional paid in capital and accumulated deficit as of December 31, 2014 on the Consolidated Statement of Stockholder’s Equity.

We previously did not recognize costs associated with a 20% discount to the fair value determined each month when issuing shares under our Agent Equity Program. The restated financial statements now include these additional charges as cost of sales expense in the restated periods.

Other Adjustments

In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors. Specifically, we previously recorded certain agent fees as revenue. These fees should be reported on a net basis as a reduction to the cost of sales expense. The restated financial statements now include the revisions in the restated periods.

eXp World Holdings Inc.

Consolidated Statement of Operations

For the fiscal year ended December 31, 2016

	As Previously Reported on Form 10-K	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$54,179,511	–	–	(623,786)	$53,555,725

Operating expenses
Cost of revenues	46,726,533	–	336,197	(623,786)	46,438,944
General and administrative	32,237,501	(19,843,746)	878,991	–	13,272,746
Professional fees	645,024	–	–	–	645,024
Sales and marketing	570,844	–	–	–	570,844

Total expenses	80,179,902	(19,843,746)	1,215,188	(623,786)	60,927,558

Net income (loss) from operations	(26,000,391)	19,843,746	(1,215,188)	–	(7,371,833)

Other income	15	–	–	–	15
Interest expense	(370)	–	–	–	(370)

Total other income and (expenses)	(355)	–	–	–	(355)

Net income (loss) from operations before income tax expense	(26,000,746)	19,843,746	(1,215,188)	–	(7,372,188)

Income tax expense	(42,528)	–	–	–	(42,528)

Net income (loss)	(26,043,274)	19,843,746	(1,215,188)	–	(7,414,716)

Net loss attributable to non-controlling interest in subsidiary	29,801	–	–	–	29,801

Net income (loss) attributable to common shareholders	$(26,013,473)	19,843,746	(1,215,188)	–	(7,384,915)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.51)	$0.39	$(0.02)	$(0.00)	$(0.14)
Diluted from continuing operations	$(0.51)	$0.39	$(0.02)	$(0.00)	$(0.14)

Weighted average shares outstanding
Basic	51,081,949	51,081,949	51,081,949	51,081,949	51,081,949
Diluted	51,081,949	51,081,949	51,081,949	51,081,949	51,081,949

eXp World Holdings Inc.

Consolidated Statement of Operations

For the fiscal year ended December 31, 2015

	As Previously Reported on Form 10-K	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$22,866,787	–	–	(402,481)	$22,464,306

Operating expenses
Cost of revenues	19,456,409	–	71,637	(402,481)	19,125,564
General and administrative	7,257,961	(2,764,252)	50,067	–	4,543,776
Professional fees	439,763	–	–	–	439,763
Sales and marketing	211,456	–	–	–	211,456

Total expenses	27,365,589	(2,764,252)	121,704	(402,481)	24,320,560

Net income (loss) from operations	(4,498,802)	2,764,252	(121,704)	–	(1,856,254)

Other income	23	–	–	–	23
Interest expense	(1,127)	–	–	–	(1,127)

Total other income and (expenses)	(1,104)	–	–	–	(1,104)

Net income (loss) from operations before income tax expense	(4,499,906)	2,764,252	(121,704)	–	(1,857,358)

Income tax expense	(103,069)	–	–	–	(103,069)

Net income (loss)	(4,602,975)	2,764,252	(121,704)	–	(1,960,427)

Net loss attributable to non-controlling interest in subsidiary	21,526	–	–	–	21,526

Net income (loss) attributable to common shareholders	$(4,581,449)	2,764,252	(121,704)	–	(1,938,901)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.09)	$0.06	$(0.00)	$(0.00)	$(0.04)
Diluted from continuing operations	$(0.09)	$0.06	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding
Basic	49,409,266	49,409,266	49,409,266	49,409,266	49,409,266
Diluted	49,409,266	49,409,266	49,409,266	49,409,266	49,409,266

4.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	Year Ended December 31,
	2017	2016

Prepaid expenses	$219,074	$199,066
Prepaid insurance	287,244	145,825
Rent deposits	68,196	28,047
Other assets	16,520	10,625
	$591,034	$383,563

5.       FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	Year Ended December 31,
	2017	2016

Computer hardware and software	$1,982,749	$219,590
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	1,988,659	225,500
Less: accumulated depreciation and amortization	(450,446)	(97,216)
Depreciable property, net	1,538,213	128,284
Assets under development	-0-	410,121
Fixed assets, net	$1,538,213	$538,405

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $353,229, and $58,374 respectively.

6.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ended December 31,
	2017	2016

Commissions payable	$7,565,357	$2,417,621
Payroll payable	749,203	54,402
Vacation payable	283,077	78,294
Taxes payable	99,809	58,714
Other accrued expenses	120,734	133,088
	$8,818,180	$2,742,119

7.       DEBT

We have a $500,000 line of credit with a variable interest rate computed on a 360-day year. The variable interest rate is the higher of either 1) the Prime Rate in effect on such day, 2) Daily One Month LIBOR plus one and one-half percent (1.5%), or 3) the Federal Funds Rate plus one and one-half percent (1.5%). The line of credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make significant investments, dispose of assets and make distributions without prior consent. The line of credit is secured by accounts receivable. The line of credit contains certain financial covenants, including a fixed charge coverage ratio and a tangible net worth. At December 31, 2017, we were in compliance with all of the financial covenants under the line of credit.

In 2016, the Company entered into a financing arrangement to fund portions of its insurance premiums. As of December 31, 2016, the Company had a remaining outstanding obligation associated with this funding totaling $35,778, exclusive of accrued interest totaling $1,034, included in the current portion of notes payable in the accompanying consolidated balance sheet. The Company did not have any such financing arrangements as of December 31, 2015 and incurred immaterial interest expense for the year ended then.

The Company did not have any such financing arrangements as of December 31, 2017.

As of December 31, 2017, we had no amount outstanding under the line of credit.

8.       STOCKHOLDERS’ EQUITY

As of December 31, 2017, the Company had 54,962,535 shares of common stock issued and outstanding.

The following provides a detailed description of the stock-based transactions completed during fiscal year 2017 and 2016:

During the year ended December 31, 2017, the Company issued the remaining 49,231 shares of common stock to accredited investors following receipt of $160,000 of gross proceeds ($142,158 net of issuance costs) from the Company’s December 2016 private placement. The Company received total gross cash proceeds from the private placement of $760,000.

During the year ended December 31, 2017, the Company issued 181,572 shares of common stock upon the exercise of stock options and received cash consideration totaling $46,596 upon payment of the exercise price for the options.

During the year ended December 31, 2017, the Company repurchased and retired 1,307 shares of common stock for cash consideration totaling $3,607.

During the year ended December 31, 2017, the Company issued 1,464,997 shares of common stock in exchange for services totaling $5,857,554, which includes the expense activity in our 2015 Agent Equity Program.

During the year ended December 31, 2017, the Company issued 1,000,594 shares of common stock in exchange for services totaling $10,961,631, which included the expense activity for Real Estate Agent Growth and Other Incentive Programs.

During December 2016, the Company issued 184,615 shares of restricted and unregistered shares of common stock to accredited investors in private placement transactions for gross cash proceeds totaling $600,000. In conjunction with the issuance, we incurred expenses of $67,794 (of which $49,980 were paid as of December 31, 2016).

During the year ended December 31, 2016, the Company issued 159,678 shares of restricted and unregistered common stock for cash proceeds totaling $4,898 related to the exercise of stock options.

During the year ended December 31, 2016, the Company issued a total of 785,504 shares of restricted and unregistered common stock in exchange for services totaling $1,778,429, which included the expense activity in our 2015 Agent Equity Program.

During the year ended December 31, 2016, the Company issued 1,018,687 shares of restricted and unregistered common stock in exchange for services totaling $4,996,640, which included the expense for Real Estate Agent Growth and Other Incentive Programs.

During the year ended December 31, 2016, the Company paid $97,000 to acquire the 10.6% non-controlling interest in First Cloud Mortgage. As a result of the acquisition, the Company owned 100% of First Cloud Mortgage as of December 31, 2016.

During the year ended December 31, 2015, the Company issued 420,866 shares of common stock in exchange for services totaling $352,575, which includes the expense activity in our 2015 Agent Equity Program.

During the year ended December 31, 2017, the Company issued 1,192,950 shares of common stock in exchange for services totaling $1,059,023, which included the expense activity for Real Estate Agent Growth and Other Incentive Programs.

2015 Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of common stock. If agents and brokers elect to receive portions of their commissions in common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable. The shares are issued at a 20% discount to market on the date of issuance. We recognize this 20% discount as an additional cost of sales charge during the periods presented.

All agents and brokers in good standing with the Company are eligible to participate in the Agent Equity Program. To be considered in good standing, agents and brokers must be current in their financial obligations, including all fees, to the Company. In addition, all required licenses, local, state and national dues and subscriptions which are required to conduct real estate business in their state must be current and in effect.

During the years ended December 31, 2017, 2016, and 2015, the Company issued 1,464,997, 785,504 and 420,866 shares, respectively, of common stock to agents and brokers for total consideration of $5,857,539, $1,709,959, and $352,575, respectively for the settlement of commissions payable.

Real Estate Agent Growth Incentive Program

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. Agents who qualify are awarded common stock based on achievement of performance milestones.

Under this program, the Company awards common stock to our agents and brokers that become issuable upon the achievement of certain milestones for both the individual and the recruited agents.

The following table illustrates the Company’s stock activity for the Real Estate Agent Growth Incentive Program for the following periods:

	Shares	Weighted Average Fair Value
Balance, December 31,2014	354,700	$0.30
Granted	1,011,956	0.84
Issued	–	–
Forfeited	(73,600)	0.84
Balance, December 31, 2015	1,293,056	$0.84
Granted	2,452,965	4.05
Issued	(558,567)	4.30
Forfeited	(129,575)	2.57
Balance, December 31, 2016	3,057,879	$4.05
Granted	2,024,498	7.60
Issued	(1,457,538)	5.27
Forfeited	(565,774)	4.76
Balance, December 31, 2017	3,059,065	$7.60

As of December 31, 2017, the Company had 1,953,074 unvested stock awards and 3,059,065 expected to vest, respectively, with unrecognized compensation costs totaling $13,450,031.

Stock Option Awards

During the year ended December 31, 2017, the Company granted 2,848,231 stock options with an estimated grant date fair value of $8,223,561. The assumptions used to estimate the grant date fair value of the awards issued for the year ended December 31, 2017 include: expected volatility based on historical stock prices ranging from 142% to 155%; an average expected term between 6.25 and 10 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.2%; and no dividend payments. The assumptions used to estimate the grant date fair value of the awards issued for the year ended December 31, 2016 include: expected volatility based on historical stock prices ranging from 166% to 178%; an average expected term of 6.25 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 1.7%; and no dividend payments. The assumptions used to estimate the grant date fair value of the awards issued for the year ended December 31, 2015 include: expected volatility based on historical stock prices ranging from 196% to 223%; an average expected term between or 6.25 10 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.2%; and no dividend payments.

In January 2017, the Company modified certain terms of previously outstanding option awards to purchase 500,000 shares of common stock, including accelerating portions of the award to vest prior to the original terms and the forfeiture of unvested options to purchase 275,000 shares of common stock. As a result of this modification, the Company recognized approximately $368,000 of additional stock option expense during the year ended December 31, 2017.

The following table illustrates the Company’s stock option activity (inclusive of awards accounted for under the intrinsic value and fair value) for the following periods:

	Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2014	7,211,479	$0.15	$0.17	8.00
Granted	337,750	0.56	–	10.00
Exercised	–	–	–
Forfeited	(267,979)	–	–	7.10
Balance, December 31, 2015	7,281,250	$0.17	$0.17	7.00
Granted	4,130,000	1.53	–	9.75
Exercised	(159,678)	0.13	1.42	–
Forfeited	(504,014)	1.19	3.36	–
Balance, December 31, 2016	10,747,558	$0.67	$3.56	7.75
Granted	2,848,231	3.76	–	6.15
Exercised	(181,572)	0.26	6.86	–
Forfeited	(2,540,925)	2.31	3.20	–
Balance, December 31, 2017	10,873,292	$1.50	$5.08	6.65
Exercisable at December 31, 2017	7,692,566	0.57	6.16	5.74
Vested at December 31, 2017	8,031,986	$0.66	$6.94	5.87

For the years ended December 31, 2017, 2016, and 2015, the Company recognized total stock-based compensation of $10,961,631 and $4,996,649 (as restated), and $1,059,035 (as restated) respectively, associated with all equity and equity-linked awards.

As of December 31, 2017, the total unrecognized compensation cost associated with options was approximately $4,858,670.

The following table summarizes information about stock options outstanding:

Outstanding				Vested
Options	Weighted Average Exercise Price	Remaining Contractual Life In Years	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Remaining Contractual Life In Years	Aggregate Intrinsic Value
5,204,061	0.13	4.69	38,874,332	5,204,061	0.13	4.69	38,874,332
333,831	0.14	6.50	2,490,376	333,831	0.14	6.50	2,490,376
284,000	0.15	5.09	2,115,800	284,000	0.15	5.09	2,115,800
33,000	0.20	5.00	244,200	33,000	0.20	5.00	244,200
157,750	0.30	7.00	1,151,575	118,313	0.30	7.00	863,681
20,000	0.50	7.27	142,000	13,658	0.50	7.27	96,968
50,000	0.84	7.67	338,000	31,123	0.84	7.67	210,393
500,000	0.80	8.21	3,400,000	224,315	0.80	8.21	1,525,342
350,000	1.58	8.34	2,107,000	145,034	1.58	8.34	873,106
2,000,000	1.76	8.55	11,680,000	966,210	1.76	8.55	5,642,667
100,000	2.81	8.62	479,000	34,452	2.81	8.62	165,025
237,420	3.13	9.73	2,311,105	221,661	3.13	9.73	990,824
50,000	3.35	9.75	212,500	3,082	3.35	9.75	13,099
668,231	3.40	9.61	2,806,570	253,511	3.40	9.61	1,064,745
100,000	3.42	9.62	418,000	9,521	3.42	9.62	39,796
30,000	3.49	9.43	123,300	4,295	3.49	9.43	17,650
430,000	3.55	9.29	1,741,500	75,986	3.55	9.29	307,745
10,000	3.82	9.07	37,800	2,322	3.82	9.07	8,777
200,000	3.84	9.22	752,000	39,178	3.84	9.22	147,310
100,000	3.85	9.07	375,000	23,288	3.85	9.07	87,329
15,000	7.60	9.99	–	15,000	7.60	9.99	–

9.       INCOME TAXES

The components of the provision for income tax expense are as follows:

	Year Ended December 31,
	2017	2016 (As Restated)	2015 (As Restated)
Current:
Federal	$–	$–	$–
State	86,787	37,070	14,875
Foreign	10,447	5,458	6,691
	97,234	42,528	21,566
Deferred:
Federal	–	–	77,428
State	–	–	4,075
	–	–	81,503
Total provision (benefit) for income taxes	$97,234	$42,528	$103,069

The Company is subject to United States federal and state income taxes at an approximate rate of 38.25%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2017	2016 (As Restated)	2015 (As Restated)
Statutory tax rate	38.25%	38.25%	38.25%
State taxes	(0.39)%	–%	(0.32)%
Permanent differences	(0.31)%	(0.09)%	(7.01)%
Non-deductible share-based compensation	(19.70)%	(58.90)%	–%
Foreign tax rate differential	(0.05)%	–%	0.22%
Change in tax rate	(6.33)%	–%	–%
Prior year true up	–%	(0.04)%	(0.34)%
Valuation allowance	(11.90)%	20.23%	(35.98)%
Other net	(0.01)%	–%	–%
Total	(0.44)%	(0.56)%	(5.18)%

Deferred tax assets consist of the following at:

	Year Ended December 31,
	2017	2016 (As Restated)	2015 (As Restated)
Deferred tax assets:
Net operating loss carryforward	$2,445,965	$679,797	$174,942
Temporary differences	241,649	63,172	17,099
Share-based compensation	430,614	–	917,977
Total gross deferred tax assets	$3,118,228	$742,969	$1,110,017
Deferred tax liabilities
Property and equipment	(17,835)	–	(17,813)
Valuation allowance	(3,100,394)	(742,969)	(1,092,204)
Net deferred tax assets	$–	$–	$–

At December 31, 2017, the Company had federal net operating losses of approximately $4.7 million which will begin to expire in 2031 and could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2017, 2016 and 2015 of $3,100,394, $742,969, and $1,110,017, respectively, for its net deferred tax assets as it cannot conclude it is more likely than not all of the estimated net deferred tax assets will be realized. The valuation allowance increased by $2,357,426 and decreased by $349,235 in 2017 and 2016, respectively.

As of December 31, 2017, 2016, and 2015, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.

Our ability to utilize the domestic net operating losses (NOLs) and tax credit forwards may be limited due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. An “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization.

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which became law on December 22, 2017, will reduce the U.S. Federal corporate tax rate from 35% to 21% for tax years beginning in 2018. The Company remeasured its net deferred tax assets and liabilities as a result of the 2017 Tax Act along with the corresponding valuation allowance resulting in no net expense or benefit. The result related to the 2017 Tax Act is a provisional amount that reflects the Company’s reasonable estimate at this time and is subject to adjustment during a measurement period not to exceed one year from enactment in accordance with guidance from the Securities and Exchange Commission.

10.       COMMITMENTS AND CONTINGENCIES

Operating leases

At December 31, 2017, the Company was obligated under non-cancelable operating leases for office space.

The following table illustrates the Company’s future obligations related to its non-cancellable operating leases:

Year Ending December 31,
2018	$213,026
2019	94,881
2020	4,997
2021	4,560
2022 and thereafter	4,560
$322,024

Legal proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

11.       SEGMENT INFORMATION

The Company primarily operates within residential real estate markets in the United States and Canada. The Company’s management generally does not rely on historical geographical results in making operational decisions. The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities.

The Company enters into residential real estate transactions within the United States and Canada. For the year ended December 31, 2017, approximately 1% of the Company’s total net revenue of $156,104,544 was generated in Canada. For the period ended December 31, 2016, the Company generated approximately 2% of its total revenue from Canada. The Company did not possess material assets located outside of the United States as of December 31, 2017, 2016 and 2015.

12.       RELATED PARTY TRANSACTIONS

In January 2017, and as part of her agreement to join the Company’s Board of Directors, Ms. Laurie Hawkes was granted an option to purchase a total of 350,000 shares of common stock from a significant stockholder at an exercise price of $4.22 per share. The Company estimated the grant date fair value of these options using a Black-Scholes model with the assumptions described in Footnote 8. The aggregate grant date fair value of this award was $1,333,501. During the year ended December 31, 2017, the Company recognized compensation cost totaling $254,522 associated with this award. The transaction was accounted for as a deemed contribution from the significant stockholder.

On August 7, 2017, Ms. Hawkes submitted to the Company her resignation as a member of the Board of Directors effective August 9, 2017. The options to purchase common stock from a significant stockholder were forfeited subsequent to her resignation.

13.       UNAUDITED QUARTERLY FINANCIAL DATA

The unaudited quarterly information for the fiscal years 2017, 2016 and 2015 have been restated to correct the errors described in Note 3, Restatement of Previously Issued Financial Statements.

The following table presents the unaudited quarterly information for the three months ended September 30, 2017:

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$48,105,769	–	–	(734,024)	$47,371,745

Operating expenses
Cost of revenues	43,291,473	–	346,175	734,024	42,903,624
General and administrative	11,987,268	(3,007,819)	195,811	–	9,175,260
Professional fees	223,811	–	–	–	223,811
Sales and marketing	380,452	–	–	–	380,452

Total expenses	55,883,004	3,007,819	(541,986)	734,024	52,683,147

Net income (loss) from operations	(7,777,235)	3,007,819	(541,986)	–	(5,311,402)

Other income	–	–	–	–	–
Interest expense	(58)	–	–	–	(58)

Total other income and (expenses)	(58)	–	–	–	(58)

Net income (loss) from operations before income tax expense	(7,777,293)	3,007,819	(541,986)	–	(5,311,460)

Income tax expense	(3,277)	–	–	–	(3,277)

Net income (loss)	(7,780,570)	3,007,819	(541,986)	–	(5,314,737)

Net loss attributable to non-controlling interest in subsidiary	–	–	–	–	–

Net income (loss) attributable to common shareholders	$(7,780,570)	3,007,819	(541,986)	–	(5,314,737)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.15)	$0.06	$(0.01)	$(0.00)	$(0.10)
Diluted from continuing operations	$(0.15)	$0.06	$(0.01)	$(0.00)	$(0.10)

Weighted average shares outstanding
Basic	53,335,822	53,335,822	53,335,822	53,335,822	53,335,822
Diluted	53,335,822	53,335,822	53,335,822	53,335,822	53,335,822

The following table presents the unaudited quarterly information for the three months ended June 30, 2017:

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$39,574,311	–	–	(593,370)	$38,980,941

Operating expenses
Cost of revenues	35,048,967	–	285,277	593,370	34,740,874
General and administrative	600,420	5,427,087	(334,860)	–	5,692,648
Professional fees	318,383	–	–	–	318,383
Sales and marketing	348,823	–	–	–	348,823

Total expenses	36,316,593	(5,427,087)	49,583	593,370	41,100,727

Net income (loss) from operations	3,257,718	(5,427,087)	49,583	–	(2,119,786)

Other income	–	–	–	–	–
Interest expense	(3,762)	–	–	–	(3,762)

Total other income and (expenses)	(3,762)	–	–	–	(3,762)

Net income (loss) from operations before income tax expense	3,253,956	(5,427,087)	49,583	–	(2,123,548)

Income tax expense	(23,747)	–	–	–	(23,747)

Net income (loss)	3,230,209	(5,427,087)	49,583	–	(2,147,296)

Net loss attributable to non-controlling interest in subsidiary	–	–	–	–	–

Net income (loss) attributable to common shareholders	$3,230,209	(5,427,087)	49,583	–	(2,147,296)

Net loss per share attributable to common shareholders
Basic from continuing operations	$0.06	$(0.10)	$0.00	$(0.00)	$(0.04)
Diluted from continuing operations	$0.05	$(0.10)	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding
Basic	52,749,086	52,749,086	52,749,086	52,749,086	52,749,086
Diluted	59,640,200	52,749,086	52,749,086	52,749,086	52,749,086

The following table presents the unaudited quarterly information for the three months ended March 31, 2017:

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$22,011,237	–	–	(483,054)	$21,528,183

Operating expenses
Cost of revenues	19,279,626	–	163,563	483,054	18.960,135
General and administrative	2,109,352	2,669,099	(2,570)	–	4.775,881
Professional fees	364,460	–	–	–	364,460
Sales and marketing	301,222	–	–	–	301,222

Total expenses	22,054,660	(2,669,099)	(160,993)	483,054	24,401,698

Net income (loss) from operations	(43,423)	(2,669,099)	(160,993)	–	(2,873,515)

Other income	–	–	–	–	–
Interest expense	(1,715)	–	–	–	(1,715)

Total other income and (expenses)	(1,715)	–	–	–	(1,715)

Net income (loss) from operations before income tax expense	(45,138)	(2,669,099)	(160,993)	–	(2,875,230)

Income tax expense	(24,591)	–	–	–	(24,591)

Net income (loss)	(69,729)	(2,669,099)	(160,993)	–	(2,899,821)

Net loss attributable to non-controlling interest in subsidiary	–	–	–	–	–

Net income (loss) attributable to common shareholders	$(69,729)	(2,669,099)	(160,993)	–	(2,899,821)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.00)	$(0.05)	$0.00	$(0.00)	$(0.05)
Diluted from continuing operations	$(0.00)	$(0.05)	$0.00	$(0.00)	$(0.05)

Weighted average shares outstanding
Basic	52,416,392	52,416,392	52,416,392	52,416,392	52,416,392
Diluted	52,416,392	52,416,392	52,416,392	52,416,392	52,416,392

The following table presents the unaudited quarterly information for the three months ended September 30, 2016:

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$15,756,956	–	–	(78,279)	$15,835,235

Operating expenses
Cost of revenues	13,294,452	–	96,733	(78,279)	13,469,464
General and administrative	16,810,567	(13,943,548)	720,770	–	3,587,789
Professional fees	140,804	–	–	–	140,804
Sales and marketing	158,968	–	–	–	158,968

Total expenses	30,404,791	13,943,548	(817,503)	78,279	17,357,025

Net income (loss) from operations	(14,647,835)	13,943,548	(817,503)	–	(1,521,790)

Other income	(432)	–	–	–	(432)
Interest expense	–	–	–	–	–

Total other income and (expenses)	(432)	–	–	–	(432)

Net income (loss) from operations before income tax expense	(14,648,267)	13,943,548	(817,503)	–	(1,522,222)

Income tax expense	(7,444)	–	–	–	(7,444)

Net income (loss)	(14,655,711)	13,943,548	(817,503)	–	(1,529,666)

Net loss attributable to non-controlling interest in subsidiary	8,613	–	–	–	8,613

Net income (loss) attributable to common shareholders	$(14,647,098)	13,943,548	(817,503)	–	(1,521,053)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.29)	$0.27	$(0.01)	$(0.00)	$(0.03)
Diluted from continuing operations	$(0.29)	$0.27	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding
Basic	51,225,817	51,225,817	51,225,817	51,225,817	51,225,817
Diluted	51,225,817	51,225,817	51,225,817	51,225,817	51,225,817

The following table presents the unaudited quarterly information for the three months ended June 30, 2016:

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$13,282,028	–	–	(198,201)	$13,083,827

Operating expenses
Cost of revenues	11,463,125	–	80,126	198,201	11,345,050
General and administrative	7,565,698	(5,697,433)	137,414	–	2,005,679
Professional fees	130,018	–	–	–	130,018
Sales and marketing	122,285	–	–	–	122,285

Total expenses	19,281,126	5,697,433	(217,540)	198,201	13,603,032

Net income (loss) from operations	(5,999,098)	5,697,433	(217,540)	–	(519,205)

Other income	439	–	–	–	439
Interest expense	–	–	–	–	–

Total other income and (expenses)	439	–	–	–	439

Net income (loss) from operations before income tax expense	(5,998,659)	5,697,433	(217,540)	–	(518,766)

Income tax expense	(13,968)	–	–	–	(13,968)

Net income (loss)	(6,012,627)	5,697,433	(217,540)	–	(532,734)

Net loss attributable to non-controlling interest in subsidiary	6,720	–	–	–	6,720

Net income (loss) attributable to common shareholders	$(6,005,907)	5,697,433	(217,540)	–	(526,014)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.12)	$0.11	$(0.00)	$(0.00)	$(0.01)
Diluted from continuing operations	$(0.12)	$0.11	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	50,940,460	50,940,460	50,940,460	50,940,460	50,940,460
Diluted	50,940,460	50,940,460	50,940,460	50,940,460	50,940,460

The following table presents the unaudited quarterly information for the three months ended March 31, 2016:

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$7,142,812	–	–	(155,829)	$6,986,983

Operating expenses
Cost of revenues	6,110,987	–	34,766	155,829	5,989,924
General and administrative	1,425,158	(165,752)	30,606	–	1,290,012
Professional fees	143,375	–	–	–	143,375
Sales and marketing	77,143	–	–	–	77,143

Total expenses	7,756,663	165,752	(65,372)	155,829	7,500,454

Net income (loss) from operations	(613,851)	165,752	(65,372)	–	(513,471)

Other income	7	–	–	–	7
Interest expense	–	–	–	–	–

Total other income and (expenses)	7	–	–	–	7

Net income (loss) from operations before income tax expense	(613,844)	165,752	(65,372)	–	(513,464)

Income tax expense	(11,603)	–	–	–	(11,603)

Net income (loss)	(625,447)	165,752	(65,372)	–	(525,067)

Net loss attributable to non-controlling interest in subsidiary	5,580	–	–	–	5,580

Net income (loss) attributable to common shareholders	$(619,867)	165,752	(65,372)	–	(519,487)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.01)	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted from continuing operations	$(0.01)	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	50,617,769	50,617,769	50,617,769	50,617,769	50,617,769
Diluted	50,617,769	50,617,769	50,617,769	50,617,769	50,617,769

The following table presents the unaudited quarterly information for the three months ended September 30, 2015:

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$7,419,103	–	–	(109,245)	$7,309,858

Operating expenses
Cost of revenues	6,354,951	–	29,697	109,245	6, 275,403
General and administrative	(661,707)	1,522,943	(5,796)	–	855,440
Professional fees	138,001	–	–	–	138,001
Sales and marketing	77,011	–	–	–	77,011

Total expenses	5,908,256	(1,522,943)	(23,901)	109,245	7,345,855

Net income (loss) from operations	1,510,847	(1,522,943)	(23,901)	–	(35,997)

Other income	319	–	–	–	319
Interest expense	(202)	–	–	–	(202)

Total other income and (expenses)	117	–	–	–	117

Net income (loss) from operations before income tax expense	1,510,964	(1,522,943)		–	(35,880)

Income tax expense	(1,244)	–	–	–	(1,244)

Net income (loss)	1,509,720	(1,522,943)	(23,901)	–	(37,124)

Net loss attributable to non-controlling interest in subsidiary	7,388	–	–	–	7,388

Net income (loss) attributable to common shareholders	$1,517,108	(1,522,943)	(23,901)		(29,736)

Net loss per share attributable to common shareholders
Basic from continuing operations	$0.03	$(0.03)	$0.00	$(0.00)	$(0.00)
Diluted from continuing operations	$0.03	$(0.04)	$0.00	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	49,714,285	49,714,285	49,714,285	49,714,285	49,714,285
Diluted	51,163,219	51,163,219	51,163,219	51,163,219	51,163,219

The following table presents the unaudited quarterly information for the three months ended June 30, 2015:

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$5,584,963	–	–	(93,856)	$5,491,107

Operating expenses
Cost of revenues	4,767,527	–	14,604	93,856	4,688,275
General and administrative	5,669,105	(3,973,717)	22,368	–	1,717,756
Professional fees	98,832	–	–	–	98,832
Sales and marketing	43,006	–	–	–	43,006

Total expenses	10,578,470	3,973,717	(36,972)	93,856	6,547,869

Net income (loss) from operations	(4,993,507)	3,973,717	(36,972)	–	(1,056,762)

Other income	2,897	–	–	–	2,897
Interest expense	(464)	–	–	–	(464)

Total other income and (expenses)	2,433	–	–	–	2,433

Net income (loss) from operations before income tax expense	(4,991,074)	3,973,717	(36,972)	–	(1,054,329)

Income tax expense	(7,080)	–	–	–	(7,080)

Net income (loss)	(4,998,154)	3,973,717	(36,972)	–	(1,061,409)

Net loss attributable to non-controlling interest in subsidiary	–	–	–	–	–

Net income (loss) attributable to common shareholders	$(4,998,154)	3,973,717	(36,972)	–	(1,061,409)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.10)	$0.08	$(0.00)	$(0.00)	$(0.02)
Diluted from continuing operations	$(0.10)	$0.08	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding
Basic	49,182,952	49,182,952	49,182,952	49,182,952	49,182,952
Diluted	49,182,952	49,182,952	49,182,952	49,182,952	49,182,952

The following table presents the unaudited quarterly information for the three months ended March 31, 2015:

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Net revenues	$3,449,241	–	–	(75,771)	$3,373,470

Operating expenses
Cost of revenues	2,877,744	–	–	75,771	2,801,973
General and administrative	449,936	294,992	3,134	–	748,062
Professional fees	76,603	–	–	–	645,024
Sales and marketing	46,357	–	–	–	570,844

Total expenses	3,450,640	(294,922)	(3,134)	75,771	3,672,995

Net income (loss) from operations	(1,399)	(294,922)	(3,134)	–	(299,525)

Other income	3,686	–	–	–	3,686
Interest expense	(461)	–	–	–	(461)

Total other income and (expenses)	3,225	–	–	–	3,225

Net income (loss) from operations before income tax expense	1,826	(294,922)	(3,134)	–	(296,300)

Income tax expense	(18,643)	–	–	–	(18,643)

Net income (loss)	(16,817)	(294,922)	(3,134)	–	(314,943)

Net loss attributable to non-controlling interest in subsidiary	–	–	–	–	–

Net income (loss) attributable to common shareholders	$(16,817)	(294,922)	(3,134)	–	(314,943)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.00)	$(0.01)	$(0.00)	$0.00	$(0.01)
Diluted from continuing operations	$(0.00)	$(0.01)	$(0.00)	$0.00	$(0.01)

Weighted average shares outstanding
Basic	48,727,385	48,727,385	48,727,385	48,727,385	48,727,385
Diluted	48,727,385	48,727,385	48,727,385	48,727,385	48,727,385

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Background

As previously reported in the Company’s Current Report on Form 8-K filed on April 2, 2018 and Current Report on Form 8-K filed on April 13, 2018, the board of directors of the Company, based on the recommendation of the audit committee and in consultation with management, concluded that the Company’s previously issued financial statements for the fiscal years ended December 31, 2016 and December 31, 2015 should be restated in order to correct certain identified errors. Accordingly, the Company has restated its previously issued financial statements for those periods. See Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement and Note 3, Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data.

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

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

Our management determined that our internal control over financial reporting was not effective based on the identification of certain material weaknesses. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The determination that our internal control over financial reporting was not effective was based on the identification of the following material weaknesses:

•	Failure to properly recognize and measure the fair value of equity and equity-linked awards issued to employees and non-employees. Our policies and procedures failed to identify the need to consider certain areas of US GAAP applicable to stock awards issued to employees and non-employees.
•	Our internal controls failed to identify the need to consider certain areas of U.S. GAAP applicable to the classification of certain agent fees. Our agent fees are no longer classified as revenue, rather they are offset against costs of revenue.

During 2018, Management has been actively engaged in remediation efforts to address the material weaknesses summarized above, including the following:

To address the above material weaknesses, management has implemented additional training programs associated with accounting for equity-based payments to employees and non-employees. The Company plans to engage the services of a third-party software servicer to ensure consistency in the identification and classification of share based payments of current as well as future share based payment arrangements. It will also ensure proper and consistent U.S. GAAP reporting for our equity instruments. The Company completed an analysis of the historical option grants to ensure that they have been correctly recorded. The Company has also reviewed its revenue recognition policies and trained staff to ensure compliance with US GAAP. We continue to hire qualified personnel who have a greater understanding of accounting principles. The Company will test the continued effectiveness of the new controls over stock compensation and revenue subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

The following provides a description of the material weaknesses identified in prior periods that have been remediated in 2017 along with a description of our remediation actions:

2016 material weakness: We lack a documented governance framework and corporate governance policies that establish governance roles, responsibilities and independence for defining responsibilities for operational, control and reporting processes.

Remediation actions: During the period ended December 31, 2017, the board continued to monitor the corporate governance of the Company through continuous review of our internal structure to ensure there are clear lines of accountability for management. Review of our internal structure includes, but is not limited to, the review of annual budgets and business plans, corporate performance, corporate strategy, key executive and board remuneration and capital expenditures. During the fiscal year ended 2017 each of the formed committees established protocols whereby they are each to maintain proper meeting minutes and records which are communicated to the board at large at each full board meeting. The applicable board meeting minutes applicable with action plans needed by Management are communicated as appropriate. Given the actions taken we no longer believe this to be a material weakness as of December 31, 2017.

2016 material weakness: Despite the addition of two new independent directors and an independent Audit Committee during 2016, at December 31, 2016, our level of independent director oversight still posed risk of management override and potential fraud.

Remediation actions: Although we are a controlled company, our Company is committed to sound integrity and ethical values, particularly of top management who set the standard of conduct. During the period ended December 31, 2017, we constituted a Compensation Committee which is now comprised of two independent directors. Each of our standing committees, including the Audit Committee, Governance Committee and Compensation Committee, have been specifically charged with certain oversight functions. Our committees of the board have independent directors who have sufficient resources to provide effective oversight. Members of the committees of the board understand the Company’s operations and can identify unusual activity potentially impacting financial reporting. Our committees are positioned and have the ability to take corrective or investigative actions if necessary. Given the actions taken and ownership structure we no longer believe this to be a material weakness as of December 31, 2017.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and the remediation activities described above there have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2017, that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their resignation or removal from office.

Name	Position	Age	Date First Elected or Appointed
Glenn Sanford	Chairman, Chief Executive Officer, Treasurer, Secretary, and Director	51	March 12, 2014
Jason Gesing	Real Estate Brokerage Division Chief Executive Officer and Director	44	September 27, 2014
Alan Goldman	Chief Financial Officer	39	March 16, 2016
Gene Frederick	Director	62	April 7, 2016
Richard Miller	Director	59	July 20, 2016
Randall Miles	Director	61	July 20, 2016
Darren Jacklin	Director	45	May 22, 2014
Susan Truax	Director	52	August 9, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Glenn Sanford

Since early 2002, Glenn Sanford has been actively involved in the online real estate space. In early 2007, Mr. Sanford launched eXp Realty, LLC which, using a combination of web and traditional brick and mortar locations, grew to three offices and into two states. After the drop off of the real estate market in late 2008, Mr. Sanford and his executive team went back and rewrote the entire business model in recognition of the “perfect storm” of lower revenues, fixed or rising overhead costs, and a consumer with more information and access than ever before. eXp Realty International, Inc. was launched in October 2009 as the first truly cloud-based national real estate brokerage which meant giving up the traditional brick and mortar environment and moving to a fully-immersive 3D virtual office environment where agents, brokers and staff collaborate across borders while learning and transacting business from anywhere in the world. Since that time eXp World Holdings Inc. has quickly grown throughout the United States.

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

Jason Gesing

Mr. Gesing joined the Company in March 2010 and was appointed Chief Business Development Officer in September 2012, a position he held until June 2014. From June 2014 through September 2016, Mr. Gesing served as the Corporation’s President. Mr. Gesing currently serves as Chief Executive Officer of our Real Estate Brokerage Division. With over a decade of experience in real estate in various capacities, Mr. Gesing holds broker's license in Massachusetts.

Mr. Gesing has been practicing law at Gesing Law Offices, LLP since 2009, and was an attorney with Murphy, Hesse, Toomey & Lehane, LLP in Boston, MA from 2002 to 2010. In his capacity as a lawyer, he obtained a broad base of experience in corporate, municipal, real estate, compliance, health care, construction, litigation, and administrative law, and advising clients on day to day issues and managing crises. He has acted in a variety of roles and undertaken a variety of matters including: corporate counsel; municipal counsel; hospital counsel; leasing, licensing and contract negotiation; governance and compliance; appearances before administrative hearing officers and state judges; defense of management in unfair labor practice charges; collective bargaining; internal investigations; and, owner representative in construction matters.

Mr. Gesing obtained a Bachelor of Arts (Magna Cum Laude) in 1996 from Syracuse University, and a Juris Doctor in 2002 from Boston College Law School. He is licensed to practice law in Massachusetts and New Hampshire.

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

Gene Frederick

Mr. Frederick has served as a director of the Company since April 2016 and joined the Company as an agent in April 2015. For over a decade prior to joining the Company, Mr. Frederick served in various management capacities at Keller Williams Realty. Mr. Frederick spent much of this time recruiting other top-producing real estate agents in the states of Virginia and Texas. Prior to joining the Keller Williams management team in the mid-nineties, Mr. Frederick was one of the top-producing real estate agents in the State of Texas beginning in the late eighties.

Earlier in his career, in the mid-eighties, Mr. Frederick served as Controller for Texas Instruments before leaving the corporate world for real estate.

The Board believes that Mr. Frederick is qualified to serve on our board of directors because of his extensive experience in residential real estate and his leadership ability, particularly in managing growth.

Richard S. Miller

Mr. Miller has served as an independent director of the Company since July 2016. For over 25 years, Mr. Miller has held senior leadership positions in companies ranging in size from a Fortune 10 company to a startup. His extensive experience as a turnaround specialist and an expert in sustainable growth has been applied as an executive inside organizations and as a consultant advising from outside companies. Mr. Miller began his career as a sales trainee at Sperry/Unisys and left 15 years later as Divisional VP/GM of North America. Mr. Miller was recruited by AT&T where he served as President of the $13 billion Global Services unit. He later served as President, COO, and as a Board member at internet startup OPUS360 where he led the company’s successful IPO. Mr. Miller was later recruited by Lucent Technologies to lead their $21 billion world-wide sales efforts. Later, he was named President, Lucent Government Solutions. Mr. Miller also served as CEO at the Balance & Stretch Center, a non-profit focused on supporting children with diabetes.

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

Mr. Miller earned a Bachelor of Arts degree in Management from Bentley University and a Master’s degree in Business Administration from Columbia University. The Board believes that Mr. Miller is well qualified to serve on the Company’s board of directors because of his extensive management experience, particularly in managing sustainable growth.

Randall D. Miles

Mr. Miles has served as an independent director of the Company since July 2016 and was appointed Vice-Chairman on January 20, 2018. For over 25 years Mr. Miles has held senior leadership positions in global financial services, financial technology and investment banking companies.  His extensive investment banking background at bulge bracket, regional and boutique firms advising financial services companies on strategic and financial needs has crossed many disciplines.  Mr. Miles transactional and advisory experience is complemented by leadership of public and private equity backed financial technology, specialty finance and software companies that have included Chairman and CEO at LIONMTS where he was nominated for the Ernst & Young Entrepreneur of the Year award, CEO at Syngence Corporation, COO of AtlasBanc Holdings Corp. and CEO of Advantage Funding / NAFCO Holdings which grew to in excess of $1 billion.

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

Darren Jacklin

Mr. Jacklin has serviced as an independent director of the Company since May 22, 2014. For over 19 years, Darren Jacklin has traveled four continents and over 40 countries mentoring entrepreneurs and business owners on specific and measurable strategies that they can consistently use to increase their income, transform their obstacles into cash flow and turn their passion into profits.

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

Susan Truax

Susan (Suzy) Truax brings to the Board 15 years of experience in the real estate industry. Since March 2017, she has served as the Chief Executive Officer and Founder of The Smart Move Realty Group, a brokerage powered by eXp Realty. From April 2016 to March 2017, Ms. Truax served as Chief Executive Officer of Keller Williams Realty in San Carlos, California, and from November 2015 to May 2016, she served as Productivity Coach and a real estate professional with Keller Williams Realty in San Francisco, California. From September 2014 to November 2015, Ms. Truax served as a real estate professional with Alain Pinel Realtors in the San Francisco Bay Area. From May 2013 to September 2014, she served as a Realtor with Berkshire Hathaway and Fox & Roach Realtors in Blue Bell, Pennsylvania and Cape May County, New Jersey. Previously, from February 2011 to December 2012, she served as Vice President and Realtor with Coldwell Banker Realty Corp. Associates. Ms. Truax is a licensed Realtor in the San Francisco Bay Area, Greater Philadelphia, South New Jersey and Florida.

The Board believes that Ms. Truax is well qualified to serve on our Board because of her experience as both a realtor and having management roles in various brokerages across the United States, in addition to her role on eXp’s Agent Advisory Council.

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

Code of Ethics

As of March 15, 2018, the Company has not yet adopted a code of ethics. Our governance committee in conjunction with our management team is currently working on and expects to adopt and implement a code of ethics in the 2018 fiscal year.

Security Holder Nominating Procedures

We do not have any formal procedures by which our stockholders may recommend nominees to our board of directors.

Committees of the Board of Directors

We do not have a Nomination Committee. In 2017, we established a compensation committee.

As of the date of this report, our directors served on the committees of the Board indicated in the following table:

Director	Independent	Compensation Committee	Audit Committee	Governance Committee
Darren Jacklin	X		X
Randall Miles	X	X	Chair	X
Richard Miller	X	X	X	Chair
Glenn Sanford		Chair		X
Susan Truax		X

Audit Committee

Our audit committee consists of three independent members: Randall Miles, Chairman and financial expert; Darren Jacklin and Richard Miller. Our audit committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the audit committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation Committee

Our Compensation Committee is appointed by the Board of Directors and is responsible to the Board for carrying out their duties, namely, determining and approving the Executive Compensation Packages. Our Compensation Committee has the ultimate responsibility to oversee the development, implementation, and effectiveness of all pay and benefit programs.

Governance Committee

Our Corporate Governance Committee is appointed by the Board of Directors to oversee and evaluate the Board’s performance and the Company’s compliance with corporate governance regulations, guidelines and principles. Additionally, our Governance Committee identifies individuals qualified to be Board members and recommends to the Board directors to serve on each standing committee.

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

Based solely on review of reports received by the Company or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2017, all Reporting Persons complied with all applicable Section 16(a) filing requirements. except that Messrs, Frederick Jacklin, and Petronis, Ms. Truax and Ms. Coleman have not yet filed Form 3 reports, and Messrs, Sanford, Gesing, Jacklin, Frederick, Miller, Miles and Goldman have not timely filed certain Form 4 and Form 5 reports.

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to:

•	our principal executive and principal financial officer;
•	our president;
•	and certain other officers, all of whom will collectively refer to as the “named executive officers” of our company,

are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Glenn Sanford Chief Executive Officer and Chairman of the Board	2017 2016	49,500 54,000	-0- -0-	6,008 16,532	-0- -0-	-0- -0-	-0- -0-	723,687(3) 418,606(3)	773,188 489,138
Jason Gesing, Director and Former President	2017 2016	146,104 90,376	58,000 -0-	66,179 51,414	-0- -0-	-0- -0-	-0- -0-	155,656 (3) 82,105 (3)	425,940 223,894

Alan Goldman, Chief Financial Officer	2017 2016	160,313 118,750	70,625 -0-	44,741 37,050	-0- 91,818	-0- -0-	-0- -0-	-0- -0-	275,678 247,618

Peter Nobel, Chief Operating Officer (4)	2017 2016	-0- 138,542	-0- -0-	-0- -0-	-0- 91,818	-0- -0-	-0- -0-	-0- -0-	-0- 230,360

Russ Cofano, President and General Counsel (5)	2017 2016	251,441 73,590	-0- -0-	26,466 6,981	-0-	-0- -0-	-0- -0-	109,401 -0-	387,309 220,088

(1)	Stock awards represent stock and options issued to the individuals noted, with the fair value determined at the date of grant and recognized in accordance with U.S. GAAP over the requisite service period. Director compensation as part of stock awards for Glenn Sanford amounted to $6,008 and $16,532 in 2017 and 2016 respectively. Director compensation as part of stock awards for Jason Gesing amounted to $6,008 and $16,378 in 2017 and 2016, respectively.

(2)	The value of privileges and other personal benefits, perquisites and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(3)	Consists of revenue sharing and commissions earned.

(4)	Mr. Nobel resigned as the Company’s Chief Operating Officer effective January 1, 2017.

(5)

Mr. Cofano resigned as the Company’s President and General Counsel effective July 27, 2017. The Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Cofano under which the Company paid Mr. Cofano a separation payment of $239,301, net of applicable taxes, of which $150,000 was paid ten days following the effective date of the Agreement and the remainder paid in three monthly installments in the gross amount of $29,767 each. In addition, in exchange for relinquishing his rights under prior option and stock awards, the Company agreed to pay Mr. Cofano $341,700, net of applicable taxes, in monthly installment payments of $20,100 beginning on the fourth month following the effective date of the Agreement.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options and stock grants at the discretion of our board of directors. We do not have any bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options or stock grants may be granted at the discretion of our board of directors. Mr. Sanford and Mr. Gesing are participants in the Company’s revenue share plan and would continue to receive those benefits similar to all other agents and brokers of eXp Realty on a long-term basis. Any revenue share bonuses that are paid to officers and directors would discontinue at the point that they are no longer in an executive position with the Company, however revenue share benefits based on their position in the revenue share system would continue as would be consistent with the revenue share plan.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

In February 2016, the Company entered into an Offer of Employment with Alan Goldman, Chief Financial Officer. In September 2017, the Company and Alan Goldman entered into an Employment Agreement to amend certain agreed upon terms and conditions of the Offer of Employment. The Employment Agreement was filed as an Exhibit to our September 30, 2017 Form 10-Q.

Our former President and General Counsel, Russ Cofano, resigned effective July 27, 2017. The Company entered into a Separation Agreement and Release with Mr. Cofano, under which the Company paid Mr. Cofano a separation payment of $239,301, net of applicable taxes, of which $150,000 was paid ten days following the effective date of the Agreement and the remainder paid in three monthly installments in the gross amount of $29,767 each. In addition, in exchange for relinquishing his rights under prior option and stock awards, the Company agreed to pay Mr. Cofano $341,700, net of applicable taxes, in monthly installment payments of $20,100 beginning on the fourth month following the effective date of the Agreement.

Outstanding Equity Awards at Fiscal Year End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Glenn Sanford Chief Executive Officer and Chairman of the Board	1,617,000	-	-	$0.13	10/1/2022	-	-	-	-
Alan Goldman, Chief Financial Officer	218,750	281,250	-	$0.80	3/16/2026	-	-	-	-

Compensation of Directors

Mr. Sanford is also our Chief Executive Officer (see Executive Compensation table for services acting as Officers).

Through March 2017, Mr. Sanford and Mr. Gesing were compensated $2,000 per month in common stock for directorship activities. During the year-ended December 31, 2017, Mr. Jacklin and Mr. Frederick were compensated $2,000 per month for directorship actives which was paid in common stock. Newly appointed directors received $75,000 a year as compensation. Directors are reimbursed for reasonable out-of-pocket expenses incurred.

Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director during fiscal year 2017 who served on our Board during the fiscal year 2017:

Name	Fees Earned or Paid in Cash	Options Awards(1)	All Other Compensation	Total
Darren Jacklin	$–	$–	$24,006	$24,006
Randall Miles	$75,000	$2,407,888	$–	$2,482,888
Richard Miller	$75,000	$2,407,888	$37,500	$2,520,388

1 The dollar amounts shown represent the aggregate grant date fair value of common stock awards granted, determined in accordance with U.S. GAAP, but not what has fully vested as of December 31, 2017.

We have agreed to compensate each of Mr. Miles and Mr. Miller as follows:
•	cash of $75,000 per year;
•	the award of stock options to purchase 1,350,000 shares of the Company’s common stock at an exercise price equal to fair market value on the grant date, with such shares vesting over a three-year period in equal monthly installments; and
•	reimbursement of expenses reasonably incurred in the performance of duties as a Board member.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock, as of March 15, 2018 by:

•	each person known to us to own more than 5% of our outstanding common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
	More than 5% stockholders:
Common Stock	Penny Sanford 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	16,779,325	27.00%
	Directors and named executive officers:
Common Stock	Glenn Sanford 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	22,701,144(3)	36.53%
Common Stock	Jason Gesing 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	1,939,045(4)	3.12%
Common Stock	Darren Jacklin 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	120,594	0.19%
Common Stock	Gene Frederick 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	793,128	1.28%
Common Stock	Randall Miles 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	863,190(5)	1.03%
Common Stock	Richard Miller 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	863,190(5)	1.03%
Common Stock	Susan Truax 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	15,000(5)	0.02%
Common Stock	Alan Goldman 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	350,000(6)	0.51%
Common Stock	Mary Frances Coleman 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	18,750 (7)	0.03%
Common Stock	Scott Petronis 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	63,750 (8)	0.10%
Common Stock	All executive officers and directors as a group (10 persons)	27,748,417	39.86%

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

(2) Percentage of ownership is based on 56,100,047 shares of our common stock issued and outstanding as of March 15, 2018. Common stock subject to options or warrants exercisable within 60 days of March 15, 2018 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3) Includes 21,084,144 shares of our common stock and stock options to acquire 1,617,000 shares of our common stock exercisable within 60 days of March 15, 2018.

(4) Includes of 264,915 shares of our common stock and stock options to acquire 1,674,130 shares of our common stock exercisable within 60 days of March 15, 2018.

(5) Consists of stock options to acquire shares of our common stock only exercisable within 60 days of March 15, 2018.

(6) Includes 100,000 shares of our common stock and stock options to acquire 250,000 shares of our common stock exercisable within 60 days of March 15, 2018.

(7) Consists of stock options to acquire shares of our common stock only exercisable within 60 days of March 15, 2018.

(8) Includes 6,250 shares of our common stock and stock options to acquire $71,875 shares of our common stock exercisable within 60 days of March 15,2018.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None

Director Independence

Our bylaws provide that we have at least one director, and as of the date this report, our Board consisted of a total seven directors, consisting of Glenn Sanford, Jason Gesing, Darren Jacklin, Randall Miles, Susan Truax, Gene Frederick, and Richard Miller. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the Company, or otherwise has any material relationship with the Company or its affiliates that would impair independence. Using this definition of director independence, each of the following directors are considered independent; Darren Jacklin, Randall Miles, and Richard Miller.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees

The following table sets forth fees billed or accrued by our independent registered public accountants during the fiscal years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016

Audit Fees	$490,000	$170,000
Audit Related Fees	–	–
Tax Fees	10,503	25,000
All Other Fees	–	–
Total Fees	$500,503	$195,000

Audit fees pertain to the audit of our annual Consolidated Financial Statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements. Our current principal accountant BDO USA, LLP was engaged to audit our Consolidated Financial Statements for the years ended December 31, 2017 and December 31, 2016.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.” There were no audit related fees provided in the fiscal year end December 31, 2017 and 2016.

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

The principal accountant for the current year and for the most recently completed fiscal year is not expected to present at the stockholders’ meeting and, therefore, will not make a statement or be available to respond to questions.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in the fiscal year end December 31, 2017 and 2016.

Pre-Approval Policies and Procedures

All services provided by our independent registered accountants were pre-approved by the Audit Committee. The Audit Committee is presented, for approval, a description of the Audit-related, Tax and Other services expected to be performed by the independent registered accounts during the fiscal year.

The Audit Committee determined that all services provided by our independent registered accountants were compatible with maintaining their independence.

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

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: April 17, 2018	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2018	/s/ Alan Goldman
Alan Goldman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glenn sanford	Chief Executive Officer and Chairman of the Board	April 17, 2018
Glenn Sanford	(Principal Executive Officer)

/s/ Alan Goldman	Chief Financial Officer	April 17, 2018
Alan Goldman	(Principal Financial Officer)

/s/ Gene Frederick	Director	April 17, 2018
Gene Frederick

/s/ Jason Gesing	Director	April 17, 2018
Jason Gesing

/s/ Randall Miles	Director	April 17, 2018
Randall Miles

/s/ Richard Miller	Director	April 17, 2018
Richard Miller

/s/ Susan Truax	Director	April 17, 2018
Susan Truax

/s/ Darren jacklin	Director	April 17, 2018
Darren Jacklin

