Form 10-Q/A
period 2017-03-31
EXP World Holdings, Inc.
filed 2018-05-15
CIK 1495932

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2017, the registrant’s outstanding common stock consisted of 52,611,239 shares.

EXPLANATORY NOTE

eXp World Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on May 19, 2017 (the “Original Filing”) to restate our unaudited condensed consolidated financial statements for the quarter ended March 31, 2017 and to make related revisions to certain other disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified accounting errors related to the treatment of equity instruments granted to both employees and non-employees in 2012 and 2013. Further explanation regarding the restatement is set forth in Note 6 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

The following sections in the Original Filing are revised in this Form 10-Q/A to reflect the restatement:

●	Part I - Item 1 – Financial Statements (Unaudited)
●	Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I - Item 4 – Controls and Procedures
●	Part II - Item 6 – Exhibits

The restatement disclosed in our Current Report on Form 8-K that was filed on April 3, 2018, resulted from accounting errors in the treatment of equity instruments granted to non-employees in 2012 and 2013, which materially impacted our financial statements for the fiscal year ended December 31, 2016 (“Fiscal 2016”) and the first three fiscal quarters of the fiscal year ended December 31, 2017 (“Fiscal 2017”). The restatement disclosed in our Current Report on Form 8-K that was filed on April 16, 2018 resulted from accounting errors in the treatment of equity instruments granted to employees in 2012 and 2013 which materially impacted our financial statements for the fiscal year ended December 31, 2015, Fiscal 2016, and the first three quarters of Fiscal 2017.

The accounting errors had no effect on cash and no impact on the Company’s assets, liabilities, or net cash flows from operating, investing, and financing activities on the statement of cash flows during the three months ended March 31, 2017 or the comparable period in Fiscal 2016. The combined non-cash effect of the accounting errors lead to a net increase in previously recognized stock-based compensation expense of approximately $0.2 million and $0.1 million for three months ended March 31, 2017 and the comparable period in Fiscal 2016, respectively and an increase in previously recognized stock-option compensation expense of approximately of $2.7 million and a reduction of $0.2 million for three months ended March 31, 2017 and the comparable period in Fiscal 2016, respectively.

We previously did not recognize costs associated with a 20% discount to the fair value determined each month when issuing shares under our Agent Equity Program. The restated financial statements now include these additional charges as cost of sales expense in the restated periods.

In addition, the Company made a correction of certain immaterial errors in revenue and cost of revenue, which decreases previously reported revenues and cost of revenues by approximately $0.5 million for three months ended March 31, 2017 and by approximately $0.2 million for the three months ended March 31, 2016. These errors had no impact on the previously reported net loss.

As disclosed in the Company’s Annual Report on Form 10-K, the Company restated its additional paid in capital and accumulated deficit at December 31, 2015 and December 31, 2014. As such, 2016 additional paid in capital and accumulated deficit reflect the cumulative adjustments made in prior years.

These errors were discovered by management during the course of its preparation of the Annual Report on Form 10-K for Fiscal 2017, and the audit of the financial results for Fiscal 2017. None of the errors involve misconduct with respect to the Company or its management or employees.

Except as described above, no other changes have been made to the Original Filing and this Form 10-Q/A does not reflect subsequent events that may have occurred since the date of the Original Filing or amend, update or change the financial statements or any other items or disclosures in the Original Filing.

In accordance with Rule 12b-5 under the Securities Exchange Act of 1934, as amended, we have included new certifications from our Chief Executive Officer and Chief Financial Officer dated the date of this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information as modified and superseded where necessary to reflect the restatement and related revisions.

Statement Regarding Forward-Looking Statements

Certain statements contained in this report on Form 10-Q/A are forward-looking statements which are intended to be covered by the safe harbors created thereby. All statements, other than statements of historical facts, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions identify forward-looking statements, but are not the exclusive means of doing so. Forward-looking statements may include statements about matters such as: future revenues; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; nature and timing of restructuring charges and the impact thereof; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; environmental compliance and changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, debt levels, cash flows, margins, earnings and growth.

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

4

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

March 31, 2017

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017 (As Restated)	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,790,640	$1,684,608
Restricted cash	786,246	481,704
Accounts receivable, net of allowance $187,000 and $133,845, respectively	3,335,924	3,015,767
Prepaids and other assets	550,871	383,563

TOTAL CURRENT ASSETS	6,463,681	5,565,642

OTHER ASSETS
Fixed assets, net	804,494	538,405

TOTAL OTHER ASSETS	804,494	538,405

TOTAL ASSETS	$7,268,175	$6,104,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$467,595	$317,420
Customer deposits	786,246	481,704
Accrued expenses	3,269,709	2,742,119
Notes payable	21,974	35,778

TOTAL CURRENT LIABILITIES	4,545,524	3,577,021

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
eXp World Holdings, Inc. Stockholders' Equity:
Common Stock, $0.00001 par value 220,000,000 shares authorized; 52,611,239 shares and 52,316,679 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	525	523
Additional paid-in capital	16,082,114	12,987,707
Accumulated deficit	(13,365,230)	(10,465,409)
Accumulated other comprehensive income (loss)	5,242	4,205

TOTAL STOCKHOLDERS' EQUITY	2,722,651	2,527,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,268,175	$6,104,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017 (As Restated)	2016 (As Restated)

Revenues	$21,528,183	$6,986,983

Operating expenses
Cost of revenues	18,960,135	5,989,924
General and administrative	4,775,881	1,290,012
Professional fees	364,460	143,375
Sales and marketing	301,222	77,143

Total expenses	24,401,698	7,500,454

Net income (loss) from operations	(2,873,515)	(513,471)

Other income and (expenses)
Other income	–	7
Interest expense	(1,715)	–

Total other income and (expenses)	(1,715)	7

Income (loss) from before income tax expense	(2,875,230)	(513,464)

Income tax expense	(24,591)	(11,603)

Net income (loss)	(2,899,821)	(525,067)

Net loss attributable to non-controlling interest in subsidiary	–	5,580

Net income (loss) attributable to common shareholders	$(2,899,821)	$(519,487)

Net income (loss) per share attributable to common shareholders
Basic from continuing operations	$(0.06)	$(0.01)
Diluted from continuing operations	$(0.06)	$(0.01)

Weighted average shares outstanding
Basic	52,416,392	50,617,769
Diluted	52,416,392	50,617,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2017 (As Restated)	2016 (As Restated)
Net income (loss)	$(2,899,821)	$(525,067)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	1,037	7,008
Comprehensive income (loss)	(2,898,784)	(518,059)
Comprehensive loss attributable to non-controlling interest in subsidiary	–	5,580
Comprehensive income (loss) attributable to common shareholders	$(2,898,784)	$(512,479)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017 (As Restated)	2016 (As Restated)
OPERATING ACTIVITIES
Net income (loss)	$(2,899,821)	$(525,067)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	13,265	12,626
Stock compensation expense	646,232	142,022
Stock option expense	1,467,735	267,778
Agent Equity Program	818,282	172,075

Changes in operating assets and liabilities:
Accounts receivable	(320,157)	(185,095)
Prepaids and other assets	(180,482)	(118,490)
Restricted cash	(304,542)	(95,847)
Customer deposits	304,542	95,847
Accounts payable	150,175	23,320
Accrued expenses	462,056	121,538

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	157,285	(89,293)

INVESTING ACTIVITIES
Acquisition of property and equipment	(213,625)	(64,028)

CASH USED IN INVESTING ACTIVITIES	(213,625)	(64,028)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	160,000	–
Common stock issuance transaction costs	(17,842)	–
Repurchase and retirement of subsidiary common stock	–	(1,000)
Proceeds from exercise of options	20,000	–
Principal payments of notes payable	(13,804)	–

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	148,354	(1,000)

Effect of changes in exchange rates on cash and cash equivalents	14,017	7,008

Net change in cash and cash equivalents	106,032	(147,313)

Cash and cash equivalents, beginning of period	1,684,608	571,814

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,790,640	$424,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$558	$–
Cash paid for income taxes	$30,675	$17,711

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$65,728	$–

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

During the three months ended March 31, 2017, the Company issued 47,751 shares of restricted and unregistered shares of common stock for services totaling $646,232.

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

During the three months ended March 31, 2017 and 2016, the Company issued 221,809 and 213,429 shares, respectively, of restricted and unregistered shares of common stock to agents and brokers for total consideration of $818,282 and $172,075, respectively for the settlement of commissions payable.

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

As of March 31, 2017, unvested restricted stock awards of approximately 2,240,000 shares had total unrecognized compensation costs totaling approximately $6.2 million.

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

The following table illustrates the Company’s stock option activity for the following periods:

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

For the three months ended March 31, 2017 and March 31, 2016, the Company recognized total stock based compensation associated with options of $1,467,735 and $267,778, respectively.

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

Upon the exercise of the options, the Company will not receive any cash proceeds nor, will it be obligated to issue additional shares.

6.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements as of and for the three months ended March 31, 2017 and 2016.

Errors were discovered by management during the course of its preparation of the Company’s Annual Report on Form 10-K and the audit of the financial results for the fiscal year ending December 31, 2017. The nature and impact of these adjustments are described below and detailed in the tables below.

Equity-Based Payments

The Company identified an error as a result of applying incorrect accounting guidance for equity-based payments for non-employees in its previously reported Consolidated Statement of Operations. In prior periods, the Company had erroneously accounted for these option grants to non-employees in the same manner that it had accounted for option grants to employees during that same time frame. The error resulted in an understatement of stock option expense in the amount of $671,017 and $83,051 for the three months ended March 31, 2017 and March 31, 2016, respectively. The adjustments made to the income statement are set out in the table below.

In this same time frame, we identified an error in the accounting treatment for equity grants made to employees as a result of applying incorrect accounting guidance for equity-based payments for employees in its previously reported Consolidated Statement of Operations. In prior periods, the Company had accounted for these option grants to employees using the intrinsic value method. The Company concluded that it should have utilized the calculated value method. The error resulted in an understatement of stock option expense in the amount of $1,998,082 and an overstatement of $248,803 for the three months ended March 31, 2017 and 2016, respectively.

We also identified an error in the accounting treatment for equity grants made to non-employees in connection with our Agent Growth Incentive Plan. The error was the result of an incorrect application of the equity-based payments for non-employees which requires remeasurement of each award at each reporting date throughout the vesting period. The correction of this error resulted in an overstatement of expenses by $2,570 and an understatement of $30,606 for the three months ended March 31, 2017 and 2016, respectively.

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

As disclosed in the Company’s Annual Report on Form 10-K, the Company restated its additional paid in capital and accumulated deficit at December 31, 2015 and December 31, 2014. As such, 2016 additional paid in capital and accumulated deficit reflect the cumulative adjustments made in prior years.

All of the adjustments mentioned above are set out in the tables below:

The unaudited Condensed Consolidated Balance Sheet at March 31, 2017:

eXp World Holdings Inc.

Condensed Consolidated Balance Sheet

March 31, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$1,790,640	$–	$–	$–	$1,790,640
Restricted cash	786,246	–	–	–	786,246
Accounts receivable, net of allowance $187,000	3,335,924	–	–	–	3,335,924
Prepaids and other assets	550,871	–	–	–	550,871
Total Current Assets	6,463,681	–	–	–	6,463,681
Other Assets
Fixed assets, net	804,494	–	–	–	804,494
Total Other Assets	804,494	–	–	–	804,494
Total Assets	$7,268,175	$–	$–	$–	$7,268,175
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$467,595	$–	$–	$–	467,595
Customer deposits	786,246	–	–	–	786,246
Accrued expenses	3,269,709	–	–	–	3,269,709
Notes payable	21,974	–	–	–	21,974
Total Current Liabilities	4,545,524	–	–	–	4,545,524
Commitments and contingencies	–	–	–	–	–
Stockholders' Equity
eXp World Holdings, Inc. Stockholders' Equity:
Common Stock, $0.00001 par value 220,000,000 shares authorized;
52,611,239 shares and 52,316,679 shares issued and outstanding at
March 31, 2017 and December 31, 2016, respectively	525	–	–	–	525
Additional Paid in Capital	34,791,174	(20,206,855)	1,497,793	–	16,082,114
Accumulated deficit	(32,074,290)	20,206,855	(1,497,793)	–	(13,365,230)
Accumulated other comprehensive income (loss)	5,242	–	–	–	5,242
Total Stockholders' Equity	2,722,651	–	–	–	2,722,651
Total Liabilities and Stockholders' Equity	$7,268,175	$–	$–	$–	$7,268,175

The unaudited Consolidated Statement of Operations for the three months ended March 31, 2017:

eXp World Holdings Inc.

Consolidated Statement of Operations

For the three months ended March 31, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Revenues	$22,011,237	–	–	(483,054)	$21,528,183

Operating expenses
Cost of revenues	19,279,626	–	163,563	(483,054)	18,960,135
General and administrative	2,109,352	2,669,099	(2,570)	–	4,775,881
Professional fees	364,460	–	–	–	364,460
Sales and marketing	301,222	–	–	–	301,222

Total expenses	22,054,660	2,669,099	160,993	(483,054)	24,401,698

Net income (loss) from operations	(43,423)	(2,669,099)	(160,993)	–	(2,873,515)

Other income	–	–	–	–	–
Interest expense	(1,715)	–	–	–	(1,715)

Total other income and (expenses)	(1,715)	–	–	–	(1,715)

Net income (loss) from operations before income tax expense	(45,138)	(2,669,099)	(160,993)	–	(2,875,230)

Income tax expense	(24,591)	–	–	–	(24,591)

Net income (loss)	(69,729)	(2,669,099)	(160,993)	–	(2,899,821)

Net loss attributable to non-controlling interest in subsidiary	–	–	–	–	–

Net income (loss) attributable to common shareholders	$(69,729)	(2,669,099)	(160,993)	–	(2,899,821)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.00)	$(0.05)	$0.00	$(0.00)	$(0.06)
Diluted from continuing operations	$(0.00)	$(0.05)	$0.00	$(0.00)	$(0.06)

Weighted average shares outstanding
Basic	52,416,392	52,416,392	52,416,392	52,416,392	52,416,392
Diluted	52,416,392	52,416,392	52,416,392	52,416,392	52,416,392

eXp World Holdings Inc.

Consolidated Statement of Cash Flows

For the three months ended March 31, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Inventive Stock Compensation Expense Adjustment	Option Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(69,729)	(2,669,099)	(160,993)	–	(2,899,821)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	13,265	–	–	–	13,265
Stock compensation expense	648,803	–	(2,571)	–	646,232
Stock option expense	(1,201,364)	2,669,099	–	–	1,467,735
Agent equity program	654,719	–	163,563	–	818,282
Deferred tax asset	–	–	–	–	–
Changes in operating assets and liabilities:
Accounts receivable	(320,157)	–	–	–	(320,157)
Prepaids and other assets	(180,482)	–	–	–	(180,482)
Restricted Cash	(304,542)	–	–	–	(304,542)
Customer deposits	304,542	–	–	–	304,542
Accounts payable	150,175	–	–	–	150,175
Accrued expenses	462,056	–	–	–	462,056
CASH PROVIDED BY OPERATING ACTIVITIES	157,286	–	–	–	157,285

INVESTING ACTIVITIES
Acquisition of property and equipment	(213,625)	–	–	–	(213,625)
CASH USED IN INVESTING ACTIVITIES	(213,625)	–	–	–	(213,625)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	160,000	–	–	–	160,000
Common stock issuance transaction costs	(17,842)	–	–	–	(17,842)
Proceeds from exercise of options	20,000	–	–	–	20,000
Principal payments of notes payable	(13,804)	–	–	–	(13,804)
CASH PROVIDED BY FINANCING ACTIVITIES	148,354	–	–	–	148,354

Effect of changes in exchange rates on cash and cash equivalents	14,017	–	–	–	14,017

Net change in cash and cash equivalents	106,032	–	–	–	106,032

Cash and cash equivalents, beginning of period	1,684,608	–	–	–	1,684,608

CASH and CASH EQUIVALENTS, END OF PERIOD	$1,790,640	–	–	–	$1,790,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$558	–	–	–	$558
Cash paid for income taxes	$30,675	–	–	–	$30,675

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$65,728	–	–	–	$65,728

The unaudited Consolidated Statement of Operations for the three months ended March 31, 2016:

eXp World Holdings Inc.

Consolidated Statement of Operations

For the three months ended March 31, 2016

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Revenues	$7,142,812	–	–	(155,829)	$6,986,983

Operating expenses
Cost of revenues	6,110,987	–	34,766	(155,829)	5,989,924
General and administrative	1,425,158	(165,752)	30,606	–	1,290,012
Professional fees	143,375	–	–	–	143,375
Sales and marketing	77,143	–	–	–	77,143

Total expenses	7,756,663	(165,752)	65,372	(155,829)	7,500,454

Net income (loss) from operations	(613,851)	165,752	(65,372)	–	(513,471)

Other income	7	–	–	–	7
Interest expense	–	–	–	–	–

Total other income and (expenses)	7	–	–	–	7

Net income (loss) from operations before income tax expense	(613,844)	165,752	(65,372)	–	(513,464)

Income tax expense	(11,603)	–	–	–	(11,603)

Net income (loss)	(625,447)	165,752	(65,372)	–	(525,067)

Net loss attributable to non-controlling interest in subsidiary	5,580	–	–	–	5,580

Net income (loss) attributable to common shareholders	$(619,867)	165,752	(65,372)	–	(519,487)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.01)	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted from continuing operations	$(0.01)	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	50,617,769	50,617,769	50,617,769	50,617,769	50,617,769
Diluted	50,617,769	50,617,769	50,617,769	50,617,769	50,617,769

eXp World Holdings Inc.

Consolidated Statement of Cash Flows

For the three months ended March 31, 2016

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(625,447)	165,752	(65,372)	$–	(525,067)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	12,626	–	–	–	12,626
Stock compensation expense	111,416	–	30,606	–	142,022
Stock option expense	433,530	(165,752)	–	–	267,778
Agent equity program	137,309	–	34,766	–	172,075
Deferred tax asset	–	–	–	–	–
Changes in operating assets and liabilities:
Accounts receivable	(185,095)	–	–	–	(185,095)
Prepaids and other assets	(118,490)	–	–	–	(118,490)
Restricted Cash	(95,847)	–	–	–	(95,847)
Customer deposits	95,847	–	–	–	95,847
Accounts payable	23,320	–	–	–	23,320
Accrued expenses	121,538	–	–	–	121,538
CASH PROVIDED BY OPERATING ACTIVITIES	(89,293)	–	–	–	(89,293)

INVESTING ACTIVITIES
Acquisition of property and equipment	(64,028)	–	–	–	(64,028)
CASH USED IN INVESTING ACTIVITIES	(64,028)	–	–	–	(64,028)

FINANCING ACTIVITIES
Repurchase and retirement of common stock	(1,000)	–	–	–	(1,000)
Repurchase and retirement of subsidiary common stock	–	–	–	–	–
Proceeds from exercise of options	–	–	–	–	–
CASH PROVIDED BY FINANCING ACTIVITIES	(1,000)	–	–	–	(1,000)

Effect of changes in exchange rates on cash and cash equivalents	7,008	–	–	–	7,008

Net change in cash and cash equivalents	(147,313)	–	–	–	(147,313)

Cash and cash equivalents, beginning of period	571,814	–	–	–	571,814

CASH and CASH EQUIVALENTS, END OF PERIOD	$424,501	–	–	–	$424,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$–	–	–	–	$–
Cash paid for income taxes	$17,711	–	–	–	$17,711

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Restatement

eXp World Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on May 19, 2017 (the “Original Filing”) to restate our unaudited condensed consolidated financial statements for the quarter ended March 31, 2017 and to make related revisions to certain other disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified accounting errors related to the treatment of equity instruments granted to both employees and non-employees in 2012 and 2013. Further explanation regarding the restatement is set forth in Note 6 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

All financial statement sections in the Original Filing are revised in this Form 10-Q/A.

The restatement disclosed in our Current Report on Form 8-K that was filed on April 3, 2018, resulted from accounting errors in the treatment of equity instruments granted to non-employees in 2012 and 2013, which materially impacted our financial statements for the fiscal year ended December 31, 2016 (“Fiscal 2016”) and the first three fiscal quarters of the fiscal year ended December 31, 2017 (“Fiscal 2017”). The restatement disclosed in our Current Report on Form 8-K that was filed on April 12, 2018 results from accounting errors in the treatment of equity instruments granted to employees in 2012 and 2013 which materially impacted our financial statements for the fiscal year ended December 31, 2015, Fiscal 2016, and the first three quarters of Fiscal 2017.

The accounting errors had no effect on cash and no impact on the Company’s assets, liabilities, or net cash flows from operating, investing, and financing activities on the statement of cash flows during the three months ended March 31, 2017 or the comparable period in Fiscal 2016. The combined non-cash effect of the accounting errors lead to a net increase in previously recognized stock-based compensation expense of approximately $0.2 million and $0.1 million for three months ended March 31, 2017 and the comparable period in Fiscal 2016, respectively and an increase in previously recognized stock-option compensation expense of approximately of $2.7 million and a reduction of $0.2 million for three months ended March 31, 2017 and the comparable period in Fiscal 2016, respectively.

In addition, the Company made a correction of certain immaterial errors in revenue and cost of revenue, which decreases previously reported revenues and cost of revenues by approximately $0.5 million for three months ended March 31, 2017 and by approximately $0.2 million for the three months ended March 31, 2016. These errors had no impact on the previously reported net loss.

These errors were discovered by management during the course of its preparation of the Annual Report on Form 10-K for Fiscal 2017, and the audit of the financial results for Fiscal 2017. None of the errors involve misconduct with respect to the Company or its management or employees.

Except as described above, no other changes have been made to the Original Filing and this Form 10-Q/A does not reflect subsequent events that may have occurred since the date of the Original Filing or amend, update or change the financial statements or any other items or disclosures in the Original Filing.

In accordance with Rule 12b-5 under the Securities Exchange Act of 1934, as amended, we have included new certifications from our Chief Executive Officer and Chief Financial Officer dated the date of this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information as modified and superseded where necessary to reflect the restatement and related revisions.

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

Continued Accelerated Growth – During the three-month period ending March 31, 2017, we increased our net real estate brokerage agent and broker base by 29%, from approximately 2,400 as of December 31, 2016 to over 3,100. These increases were incurred in both new and existing geographical markets and contributed to revenue increases of 22% and 208% as compared to the quarter ended December 31, 2016 and the quarter ended March 31, 2016, respectively.

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

Results of Operations

Revenues

During the three-months period ended March 31, 2017 revenues increased $14.5 million to $21.5 million as compared to the three-month period ended March 31, 2016 when we generated $7.0 million. The increase as compared to the prior period is a direct result of the increases in sales agent base by over 183% to over 3,100.

Operating Expenses

	Three months Ended
	March 31,
	2017 (As Restated)	2016 (As Restated)	Change
Operating expenses:
Cost of revenues	$18,960,135	$5,989,924	$14,541,200
General and administrative	4,775,881	1,290,012	3,485,869
Professional fees	364,460	143,375	221,085
Sales and marketing	301,222	77,143	224,079
Total operating expenses	$24,401,698	$7,500,454	$16,901,244

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase of $14.5 million in the current three-months ended March 31, 2017 as compared to the three-months ended March 31, 2016 was driven by the higher amount of revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase of $3.5 million in general and administrative costs in the three-months ended March 31, 2017 as compared to the three-months ended March 31, 2016 was driven primarily from an increase in both stock option and stock compensation expense in addition to our increases in our employee headcount required to support the approximate 208% growth in the number of agents and brokers.

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

Net cash provided by operating activities for the three months ended March 31, 2017 primarily resulted from the increased volume in our sales transactions. As a result of the increased sales volume, we incurred higher accrued expenses, specifically commission payable. If we are successful in our growth plans, resulting in further increases in sales volumes, we expect to generate positive operating cash flows for the next twelve months.

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

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides a discussion of our recent sales of unregistered securities that have not been previously disclosed:

During the three months ended March 31, 2017, the Company issued 25,000 shares of restricted and unregistered shares of common stock for the exercise of stock options including cash consideration totaling $20,000.

During the three months ended March 31, 2017, the Company issued 269,560 shares of restricted and unregistered shares of common stock for services totaling $1,464,514.

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

eXp World Holdings, Inc.
(Registrant)

Date: May 15, 2018	/s/ Alan Goldman
Alan Goldman
Chief Financial Officer (Principal Financial Officer)

