Form 10-Q/A
period 2017-06-30
EXP World Holdings, Inc.
filed 2018-05-15
CIK 1495932

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2017, the registrant’s outstanding common stock consisted of 53,169,694 shares.

EXPLANATORY NOTE

eXp World Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on August 14, 2017 (the “Original Filing”) to restate our unaudited condensed consolidated financial statements for the quarter ended June 30, 2017 and to make related revisions to certain other disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified accounting errors related to the treatment of equity instruments granted to both employees and non-employees in 2012 and 2013. Further explanation regarding the restatement is set forth in Note 6 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

The following sections in the Original Filing are revised in this Form 10-Q/A to reflect the restatement:

●	Part I - Item 1 – Financial Statements (Unaudited)
●	Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I - Item 4 – Controls and Procedures
●	Part II - Item 6 – Exhibits

The restatement disclosed in our Current Report on Form 8-K that was filed on April 3, 2018, resulted from accounting errors in the treatment of equity instruments granted to non-employees in 2012 and 2013 which materially impacted our financial statements for the fiscal year ended December 31, 2016 (“Fiscal 2016”) and the first three fiscal quarters of the fiscal year ended December 31, 2017 (“Fiscal 2017”). The restatement disclosed on Form 8-K that was filed on April 16, 2018 resulted from accounting errors in the treatment of equity instruments granted to employees in 2012 and 2013 which materially impacted our financial statements for the fiscal year ended December 31, 2015, Fiscal 2016, and the first three quarters of Fiscal 2017.

The accounting errors had no effect on cash and no impact on the Company’s assets, liabilities, or net cash flows from operating, investing, and financing activities on the statement of cash flows during the six months ended June 30, 2017 or the comparable period in Fiscal 2016. The combined non-cash effect of the accounting errors lead to a net increase in previously recognized stock-based compensation expense of approximately $0.1 million and $0.3 million for six months ended June 30, 2017 and the comparable period in Fiscal 2016, respectively and an increase in previously recognized stock-option compensation expense of approximately of $8.1 million and a reduction of $5.9 million for six months ended June 30, 2017 and the comparable period in Fiscal 2016, respectively.

We previously did not recognize costs associated with a 20% discount to the fair value determined each month when issuing shares under our Agent Equity Program. The restated financial statements now include these additional charges as cost of sales expense in the restated periods.

In addition, the Company made a correction of certain immaterial errors in revenue and cost of revenue, which decreases previously reported revenues and cost of revenues by approximately $1.1 million for six months ended June 30, 2017 and by approximately $0.4 million for the six months ended June 30, 2016. These errors had no impact on the previously reported net loss.

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

4

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

June 30, 2017

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017 (As Restated)	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,564,220	$1,684,608
Restricted cash	1,116,117	481,704
Accounts receivable, net of allowance $170,811 and $133,845, respectively	8,442,372	3,015,767
Prepaids and other assets	434,342	383,563

TOTAL CURRENT ASSETS	11,557,051	5,565,642

OTHER ASSETS
Fixed assets, net	1,088,748	538,405

TOTAL OTHER ASSETS	1,088,748	538,405

TOTAL ASSETS	$12,645,799	$6,104,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$472,162	$317,420
Customer deposits	1,116,117	481,704
Accrued expenses	7,165,071	2,742,119
Notes payable	9,116	35,778

TOTAL CURRENT LIABILITIES	8,762,466	3,577,021

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 53,139,694 shares and 52,316,679 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	531	523
Additional paid-in capital	19,388,309	12,987,707
Accumulated deficit	(15,512,525)	(10,465,409)
Accumulated other comprehensive income (loss)	7,018	4,205

TOTAL STOCKHOLDERS' EQUITY	3,883,333	2,527,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,645,799	$6,104,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (As Restated)	2016 (As Restated)	2017 (As Restated)	2016 (As Restated)

Revenues	$38,980,941	$13,083,827	$60,509,124	$20,070,810

Operating expenses
Cost of revenues	34,740,874	11,345,050	53,701,009	17,334,974
General and administrative	5,692,647	2,005,679	10,468,528	3,295,691
Professional fees	318,383	130,018	682,843	273,393
Sales and marketing	348,823	122,285	650,045	199,428

Total expenses	41,100,727	13,603,032	65,502,425	21,103,486

Net income (loss) from operations	(2,119,786)	(519,205)	(4,993,301)	(1,032,676)

Other income and (expenses)
Other income	–	439	–	446
Interest expense	(3,762)	–	(5,477)	–

Total other income and (expenses)	(3,762)	439	(5,477)	446

Income (loss) from before income tax expense	(2,123,548)	(518,766)	(4,998,778)	(1,032,230)

Income tax expense	(23,747)	(13,968)	(48,338)	(25,571)

Net income (loss)	(2,147,295)	(532,734)	(5,047,116)	(1,057,801)

Net loss attributable to non-controlling interest in subsidiary	–	6,720	–	12,300

Net income (loss) attributable to common shareholders	$(2,147,295)	$(526,014)	$(5,047,116)	$(1,045,501)

Net income (loss) per share attributable to common shareholders
Basic from continuing operations	$(0.04)	$(0.01)	$(0.10)	$(0.02)
Diluted from continuing operations	$(0.04)	$(0.01)	$(0.10)	$(0.02)

Weighted average shares outstanding
Basic	52,749,086	50,940,460	52,583,658	50,779,114
Diluted	52,749,086	50,940,460	52,583,658	50,779,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (As Restated)	2016 (As Restated)	2017 (As Restated)	2016 (As Restated)

Net income (loss)	$(2,147,295)	$(532,734)	$(5,047,116)	$(1,057,801)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(7,224)	(1,919)	2,813	5,089
Comprehensive income (loss)	(2,154,519)	(534,653)	(5,044,303)	(1,052,712)
Comprehensive loss attributable to non-controlling interest in subsidiary	–	6,720	–	12,300
Comprehensive income (loss) attributable to common shareholders	$(2,154,519)	$(527,933)	$(5,044,303)	$(1,040,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017 (As Restated)	2016 (As Restated)

OPERATING ACTIVITIES
Net income (loss)	$(5,047,116)	$(1,057,801)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	94,702	25,555
Stock compensation expense	1,403,377	440,161
Stock option expense	2,593,930	687,855
Agent Equity Program	2,244,743	574,460

Changes in operating assets and liabilities:
Accounts receivable	(5,426,596)	(679,418)
Prepaids and other assets	(136,425)	(106,364)
Restricted cash	(634,413)	(200,504)
Customer deposits	634,413	200,504
Accounts payable	154,742	(28,322)
Accrued expenses	4,421,123	603,492

CASH PROVIDED BY OPERATING ACTIVITIES	302,480	459,618

INVESTING ACTIVITIES
Acquisition of property and equipment	(548,758)	(150,328)

CASH USED IN INVESTING ACTIVITIES	(548,758)	(150,328)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	160,000	–
Common stock issuance transaction costs	(17,842)	–
Repurchase and retirement of common stock	(3,607)	–
Repurchase and retirement of subsidiary common stock	–	(1,000)
Proceeds from exercise of options	20,000	1,000
Principal payments of notes payable	(27,912)	–

CASH PROVIDED BY FINANCING ACTIVITIES	130,639	–

Effect of changes in exchange rates on cash and cash equivalents	(4,749)	5,089

Net change in cash and cash equivalents	(120,388)	314,379

Cash and cash equivalents, beginning of period	1,684,608	571,814

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,564,220	$886,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$862	$–
Cash paid for income taxes	$54,336	$32,235

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$96,287	$–

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

During the six months ended June 30, 2017, the Company issued 25,000 shares of restricted and unregistered shares of common stock upon the exercise of stock options, in connection with which it received cash consideration totaling $20,000.

During the six months ended June 30, 2017, the Company repurchased and retired 1,307 shares of common stock for cash consideration totaling $3,607.

During the six months ended June 30, 2017, the Company issued 132,181 shares of restricted and unregistered shares of common stock for services totaling $1,403,377.

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

During the six months ended June 30, 2017 and 2016, the Company issued 667,141 and 459,190 shares, respectively, of restricted and unregistered shares of common stock to agents and brokers for $2,244,745 and $574,460, respectively for the settlement of commissions payable.

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

For the six months ended June 30, 2017 and June 30, 2016, the Company recognized total stock-based compensation associated with options of $2,593,930 and $687,855, respectively.

For the three months ended June 30, 2017 and June 30, 2016, the Company recognized total stock-based compensation associated with options of $1,126,195 and $420,077, respectively.

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

The Company has restated its consolidated financial statements as of and for the six months ended June 30, 2017 and 2016.

Errors were discovered by management during the course of its preparation of the Company’s Annual Report on Form 10-K and the audit of the financial results for the fiscal year ending December 31, 2017. The nature and impact of these adjustments are described below and detailed in the tables below.

Equity-Based Payments

The Company identified an error as a result of applying incorrect accounting guidance for equity-based payments for non-employees in its previously reported Consolidated Statement of Operations. In prior periods, the Company had erroneously accounted for these option grants to non-employees in the same manner that it had accounted for option grants to employees during that same time frame. The error resulted in an understatement of stock option expense in the amount of $1,425,911 and an overstatement of $1,161,708 for the three months ended June 30, 2017 and June 30, 2016, respectively. The error resulted in an understatement of stock option expense in the amount of $2,096,928 and an overstatement of $1,078,658 for the six months ended June 30, 2017 and June 30, 2016, respectively. The adjustments made to the financial statements are set out in the tables below.

In this same time frame, we identified an error in the accounting treatment for equity grants made to employees as a result of applying incorrect accounting guidance for equity-based payments for employees in its previously reported Consolidated Statement of Operations. In prior periods, the Company had accounted for these option grants to employees using the intrinsic value method. The Company concluded that it should have utilized the calculated value method. The error resulted in an understatement of stock option expense in the amount of $4,001,176 and an overstatement of $4,535,725 for the three months ended June 30, 2017 and 2016, respectively. The error resulted in an understatement of stock option expense in the amount of $5,999,258 and an overstatement of $4,784,527 for the six months ended June 30, 2017 and 2016, respectively.

We also identified an error in the accounting treatment for equity grants made to non-employees in connection with our Agent Growth Incentive Plan. The error was the result of an incorrect application of the equity-based payments for non-employees which requires remeasurement of each award at each reporting date throughout the vesting period. The correction of this error resulted in an overstatement of expenses by $334,860 and an understatement of $137,414 for the three months ended June 30, 2017 and 2016, respectively. The correction of this error resulted in an overstatement of expenses by $337,430 and an understatement of $168,020 for the six months ended June 30, 2017 and 2016, respectively.

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

All of the adjustments mentioned are set out in the tables below:

The unaudited Condensed Consolidated Balance Sheet at June 30, 2017:

eXp World Holdings Inc.

Condensed Consolidated Balance Sheet

June 30, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Adjustment	Other Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$1,564,220	$–	$–	$–	$1,564,220
Restricted cash	1,116,117	–	–	–	1,116,117
Accounts receivable, net of allowance $170,811	8,442,372	–	–	–	8,442,372
Prepaids and other assets	434,342	–	–	–	434,342
Total Current Assets	11,557,051	–	–	–	11,557,051
Other Assets
Fixed assets, net	1,088,748	–	–	–	1,088,748
Total Other Assets	1,088,748	–	–	–	1,088,748
Total Assets	$12,645,799	$–	$–	$–	$12,645,799
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$472,162	$–	$–	$–	472,162
Customer deposits	1,116,117	–	–	–	1,116,117
Accrued expenses	7,165,071	–	–	–	7,165,071
Notes payable	9,116	–	–	–	9,116
Total Current Liabilities	8,762,466	–	–	–	8,762,466
Commitments and contingencies	–	–	–	–	–
Stockholders' Equity
eXp World Holdings, Inc. Stockholders' Equity:
Common Stock, $0.00001 par value 220,000,000 shares authorized;
53,139,694 outstanding at
June 30, 2017	527	–	4	–	531
Additional Paid in Capital	32,719,870	(14,779,768)	1,448,207	–	19,388,309
Accumulated deficit	(28,844,082)	14,779,768	(1,448,211)	–	(15,512,525)
Accumulated other comprehensive income (loss)	7,018	–	–	–	7,018
Total Stockholders' Equity	3,883,333	–	–	–	3,883,333
Total Liabilities and Stockholders' Equity	$12,645,799	$–	$–	$–	$12,645,799

The unaudited Consolidated Statement of Operations for the three months ended June 30, 2017:

eXp World Holdings Inc.

Consolidated Statement of Operations

For the three months ended June 30, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Revenues	$39,574,311	–	–	(593,370)	$38,980,941

Operating expenses
Cost of revenues	35,048,967	–	285,277	(593,370)	34,740,874
General and administrative	600,420	5,427,087	(334,860)	–	5,692,647
Professional fees	318,383	–	–	–	318,383
Sales and marketing	348,823	–	–	–	348,823

Total expenses	36,316,593	5,427,087	(49,583)	(593,370)	41,100,727

Net income (loss) from operations	3,257,718	(5,427,087)	49,583	–	(2,119,786)

Other income	–	–	–	–	–
Interest expense	(3,762)	–	–	–	(3,762)

Total other income and (expenses)	(3,762)	–	–	–	(3,762)

Net income (loss) from operations before income tax expense	3,253,956	(5,427,087)	49,583	–	(2,123,548)

Income tax expense	(23,747)	–	–	–	(23,747)

Net income (loss)	3,230,209	(5,427,087)	49,583	–	(2,147,295)

Net loss attributable to non-controlling interest in subsidiary	–	–	–	–	–

Net income (loss) attributable to common shareholders	$3,230,209	(5,427,087)	49,583	–	(2,147,295)

Net loss per share attributable to common shareholders
Basic from continuing operations	$0.06	$(0.10)	$0.00	$(0.00)	$(0.04)
Diluted from continuing operations	$0.05	$(0.10)	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding
Basic	52,749,086	52,749,086	52,749,086	52,749,086	52,749,086
Diluted	59,640,200	52,749,086	52,749,086	52,749,086	52,749,086

The unaudited Consolidated Statement of Operations for the six months ended June 30, 2017

eXp World Holdings Inc.

Consolidated Statement of Operations

For the six months ended June 30, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Revenues	$61,585,548	–	–	(1,076,424)	$60,509,124

Operating expenses
Cost of revenues	54,328,593	–	448,840	(1,076,424)	53,701,009
General and administrative	2,709,772	8,096,186	(337,430)	–	10,468,528
Professional fees	682,843	–	–	–	682,843
Sales and marketing	650,045	–	–	–	650,045

Total expenses	58,371,253	8,096,186	111,410	(1,076,424)	65,502,425

Net income (loss) from operations	3,214,295	(8,096,186)	(111,410)	–	(4,993,301)

Other income	–	–	–	–	–
Interest expense	(5,477)	–	–	–	(5,477)

Total other income and (expenses)	(5,477)	–	–	–	(5,477)

Net income (loss) from operations before income tax expense	3,208,818	(8,096,186)	(111,410)	–	(4,998,778)

Income tax expense	(48,338)	–	–	–	(48,338)

Net income (loss)	3,160,480	(8,096,186)	(111,410)	–	(5,047,116)

Net loss attributable to non-controlling interest in subsidiary	–	–	–	–	–

Net income (loss) attributable to common shareholders	$3,160,480	(8,096,186)	(111,410)	–	(5,047,116)

Net loss per share attributable to common shareholders
Basic from continuing operations	$0.06	$(0.15)	$0.00	$(0.00)	$(0.10)
Diluted from continuing operations	$0.05	$(0.15)	$(0.00)	$(0.00)	$(0.10)

Weighted average shares outstanding
Basic	52,583,658	52,583,658	52,583,658	52,583,658	52,583,658
Diluted	59,750,835	52,583,658	52,583,658	52,583,658	52,583,658

The unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2017:

eXp World Holdings Inc.

Consolidated Statement of Cash Flows

For the six months ended June 30, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$3,160,480	(8,096,186)	(111,410)	–	(5,047,116)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	94,702	–	–	–	94,702
Stock compensation expense	1,740,807	–	(337,430)	–	1,403,377
Stock option expense	(5,502,256)	8,096,186	–	–	2,593,930
Agent equity program	1,795,903	–	448,840	–	2,244,743
Deferred tax asset	–	–	–	–	–
Changes in operating assets and liabilities:
Accounts receivable	(5,426,596)	–	–	–	(5,426,596)
Prepaids and other assets	(136,425)	–	–	–	(136,425)
Restricted Cash	(634,413)	–	–	–	(634,413)
Customer deposits	634,413	–	–	–	634,413
Accounts payable	154,742	–	–	–	154,742
Accrued expenses	4,421,123	–	–	–	4,421,123
CASH PROVIDED BY OPERATING ACTIVITIES	302,480	–	–	–	302,480

INVESTING ACTIVITIES
Acquisition of property and equipment	(548,758)	–	–	–	(548,758)
CASH USED IN INVESTING ACTIVITIES	(548,758)	–	–	–	(548,758)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	160,000	–	–	–	160,000
Common stock issuance transaction costs	(17,842)	–	–	–	(17,842)
Proceeds from issuance of subsidiary common stock	–	–	–	–	–
Repurchase and retirement of common stock	(3,607)	–	–	–	(3,607)
Repurchase and retirement of subsidiary common stock	–	–	–	–	–
Proceeds from exercise of options	20,000	–	–	–	20,000
Proceeds from issuance of notes payable	–	–	–	–	–
Principal payments of notes payable	(27,912)	–	–	–	(27,912)
CASH PROVIDED BY FINANCING ACTIVITIES	130,639	–	–	–	130,639

Effect of changes in exchange rates on cash and cash equivalents	(4,749)	–	–	–	(4,749)
Net change in cash and cash equivalents	(120,388)	–	–	–	(120,388)

Cash and cash equivalents, beginning of period	1,684,608	–	–	–	1,684,608

CASH and CASH EQUIVALENTS, END OF PERIOD	$1,564,220	–	–	–	$1,564,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$862	–	–	–	$862
Cash paid for income taxes	$54,336	–	–	–	$54,336

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$96,287	–	–	–	$96,287

The unaudited Consolidated Statement of Operations for the three months ended June 30, 2016:

eXp World Holdings Inc.

Consolidated Statement of Operations

For the three months ended June 30, 2016

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Revenues	$13,282,028	–	–	(198,201)	$13,083,827

Operating expenses
Cost of revenues	11,463,125	–	80,126	(198,201)	11,345,050
General and administrative	7,565,698	(5,697,433)	137,414	–	2,005,679
Professional fees	130,018	–	–	–	130,018
Sales and marketing	122,285	–	–	–	122,285

Total expenses	19,281,126	(5,697,433)	217,540	(198,201)	13,603,032

Net income (loss) from operations	(5,999,098)	5,697,433	(217,540)	–	(519,205)

Other income	439	–	–	–	439
Interest expense	–	–	–	–	–

Total other income and (expenses)	439	–	–	–	439

Net income (loss) from operations before income tax expense	(5,998,659)	5,697,433	(217,540)	–	(518,766)

Income tax expense	(13,968)	–	–	–	(13,968)

Net income (loss)	(6,012,627)	5,697,433	(217,540)	–	(532,734)

Net loss attributable to non-controlling interest in subsidiary	6,720	–	–	–	6,720

Net income (loss) attributable to common shareholders	$(6,005,907)	5,697,433	(217,540)	–	(526,014)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.12)	$0.11	$(0.00)	$(0.00)	$(0.01)
Diluted from continuing operations	$(0.12)	$0.11	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	50,940,460	50,940,460	50,940,460	50,940,460	50,940,460
Diluted	50,940,460	50,940,460	50,940,460	50,940,460	50,940,460

The unaudited Consolidated Statement of Operations for the six months ended June 30, 2016:

eXp World Holdings Inc.

Consolidated Statement of Operations

For the six months ended June 30, 2016

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Revenues	$20,424,840	–	–	(354,030)	$20,070,810

Operating expenses
Cost of revenues	17,574,112	–	114,892	(354,030)	17,334,974
General and administrative	8,990,856	(5,863,185)	168,020	–	3,295,691
Professional fees	273,393	–	–	–	273,393
Sales and marketing	199,428	–	–	–	199,428

Total expenses	27,037,789	(5,863,185)	282,912	(354,030)	21,103,486

Net income (loss) from operations	(6,612,949)	5,863,185	(282,912)	–	(1,032,676)

Other income	446	–	–	–	446
Interest expense	–	–	–	–	–

Total other income and (expenses)	446	–	–	–	446

Net income (loss) from operations before income tax expense	(6,612,503)	5,863,185	(282,912)	–	(1,032,230)

Income tax expense	(25,571)	–	–	–	(25,571)

Net income (loss)	(6,638,074)	5,863,185	(282,912)	–	(1,057,801)

Net loss attributable to non-controlling interest in subsidiary	12,300	–	–	–	12,300

Net income (loss) attributable to common shareholders	$(6,625,774)	5,863,185	(282,912)	–	(1,045,501)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.13)	$0.12	$(0.01)	$(0.00)	$(0.02)
Diluted from continuing operations	$(0.13)	$0.12	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding
Basic	50,779,114	50,779,114	50,779,114	50,779,114	50,779,114
Diluted	50,779,114	50,779,114	50,779,114	50,779,114	50,779,114

The unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2016:

eXp World Holdings Inc.

Consolidated Statement of Cash Flows

For the six months ended June 30, 2016

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(6,638,074)	5,863,185	(282,912)	–	(1,057,801)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	25,555	–	–	–	25,555
Stock compensation expense	272,141	–	168,020	–	440,161
Stock option expense	6,551,040	(5,863,185)	–	–	687,855
Agent equity program	459,568	–	114,892	–	574,460
Deferred tax asset	–	–	–	–	–
Changes in operating assets and liabilities:
Accounts receivable	(679,418)	–	–	–	(679,418)
Prepaids and other assets	(106,364)	–	–	–	(106,364)
Restricted Cash	(200,504)	–	–	–	(200,504)
Customer deposits	200,504	–	–	–	200,504
Accounts payable	(28,322)	–	–	–	(28,322)
Accrued expenses	603,492	–	–	–	603,492
CASH PROVIDED BY OPERATING ACTIVITIES	459,618	–	–	–	459,618

INVESTING ACTIVITIES
Acquisition of property and equipment	(150,328)	–	–	–	(150,328)
CASH USED IN INVESTING ACTIVITIES	(150,328)	–	–	–	(150,328)

FINANCING ACTIVITIES
Repurchase and retirement of common stock	(1,000)	–	–	–	(1,000)
Repurchase and retirement of subsidiary common stock	1,000	–	–	–	1,000
Proceeds from exercise of options	–	–	–	–	–
CASH PROVIDED BY FINANCING ACTIVITIES	–	–	–	–	–

Effect of changes in exchange rates on cash and cash equivalents	5,089	–	–	–	5,089
Net change in cash and cash equivalents	314,379	–	–	–	314,379
Cash and cash equivalents, beginning of period	571,814		–	–	571,814
CASH and CASH EQUIVALENTS, END OF PERIOD	$886,193	–	–	–	$886,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$–	–	–	–	$–
Cash paid for income taxes	$32,235	–	–	–	$32,235

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Restatement

eXp World Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on August 14, 2017 (the “Original Filing”) to restate our unaudited condensed consolidated financial statements for the quarter ended June 30, 2017 and to make related revisions to certain other disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified accounting errors related to the treatment of equity instruments granted to both employees and non-employees in 2012 and 2013. Further explanation regarding the restatement is set forth in Note 6 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

All financial statement sections in the Original Filing are revised in this Form 10-Q/A.

The restatement disclosed in our Current Report on Form 8-K that was filed on April 3, 2018, resulted from accounting errors in the treatment of equity instruments granted to non-employees in 2012 and 2013, which materially impacted our financial statements for the fiscal year ended December 31, 2016 (“Fiscal 2016”) and the first three fiscal quarters of the fiscal year ended December 31, 2017 (“Fiscal 2017”). The restatement disclosed in our Current Report on Form 8-K that was filed on April 12, 2018 resulted from accounting errors in the treatment of equity instruments granted to employees in 2012 and 2013 which materially impacted our financial statements for the fiscal year ended December 31, 2015, Fiscal 2016, and the first three quarters of Fiscal 2017.

The accounting errors had no effect on cash and no impact on the Company’s assets, liabilities, or net cash flows from operating, investing, and financing activities on the statement of cash flows during the six months ended June 30, 2017 or the comparable period in Fiscal 2016. The combined non-cash effect of the accounting errors lead to a net increase in previously recognized stock-based compensation expense of approximately $0.1 million and $0.3 million for six months ended June 30, 2017 and the comparable period in Fiscal 2016, respectively and an increase in previously recognized stock-option compensation expense of approximately of $8.1 million and a reduction of $5.9 million for six months ended June 30, 2017 and the comparable period in Fiscal 2016, respectively.

In addition, the Company made a correction of certain immaterial errors in revenue and cost of revenue, which decreases previously reported revenues and cost of revenues by approximately $1.1 million for six months ended June 30, 2017 and by approximately $0.4 million for the six months ended June 30, 2016. These errors had no impact on the previously reported net loss.

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

Continued Accelerated Growth – During the six-month period ended June 30, 2017, we increased our net real estate brokerage agent and broker base by 58%, from approximately 2,400 as of December 31, 2016 to over 3,800. These increases were incurred in both new and existing geographical markets and contributed to revenue increases of 202% and 198% as compared to the six months and three months ended June 30, 2016, respectively.

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

The Company launched eXp Enterprise (“Enterprise”) during the three months ended June 30th, 2017. Enterprise is a new proprietary platform that manages all of the Company’s critical processes and information, including agent details, transactions, commissions and revenue share. It allows for a flow of real time information to eXp agents, while also providing a singular platform for eXp staff to perform a variety of back office functions in a scalable and efficient manner. The platform has already led to improvements in the areas of agent onboarding, transaction processing, and financial oversight. This platform will lend- itself to constantly enhance and build out capabilities that meet the needs of company stakeholders into the future.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months ended June 30, 2016

Revenues

During the three-month period ended June 30, 2017 revenues increased $25.9 million to $39.0 million as compared to the three-month period ended June 30, 2016 when we generated $13.1 million. The increase as compared to the prior period is a direct result of the increases in sales agent base by over 171% to over 3,800.

Operating Expenses

	Three Months Ended June 30,
	2017 (As Restated)	2016 (As Restated)	Change

Operating expenses:
Cost of revenues	$34,740,874	$11,345,050	$23,395,824
General and administrative	5,692,647	2,005,679	3,686,968
Professional fees	318,383	130,018	188,365
Sales and marketing	348,823	122,285	226,538
Total operating expenses	$41,100,727	$13,603,032	$27,497,695

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase of $23.4 million in the current three-month period ended June 30, 2017 as compared to the three-month period ended June 30, 2016 was driven by the higher amount of revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase of $3.7 million in general and administrative costs in the three-month period ended June 30, 2017 as compared to the three-month period ended June 30, 2016 was driven primarily from an increase in both stock option and stock compensation expense in addition to our increases in our employee headcount to support the 202% growth in the number of agents and brokers.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Revenues

During the six-month period ended June 30, 2017 revenues increased $40.4 million to $60.5 million as compared to the six-month period ended June 30, 2016 when we generated $20.1 million. The increase as compared to the prior period is a direct result of the increases in sales agent base by over 171% to over 3,800.

Operating Expenses

	Six Months Ended June 30,
	2017 (As Restated)	2016 (As Restated)	Change

Operating expenses:
Cost of revenues	$53,701,009	$17,334,974	$36,366,035
General and administrative	10,468,528	3,295,691	7,172,837
Professional fees	682,843	273,393	409,450
Sales and marketing	650,045	199,428	450,617
Total operating expenses	$65,502,425	$21,103,486	$44,398,939

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase of $36.4 million in the current six-month period ended June 30, 2017 as compared to the six-month period ended June 30, 2016 was driven by the higher amount of revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase of $7.2 million in general and administrative costs in the six-month period ended June 30, 2017 as compared to the six-month period ended June 30, 2016 was driven primarily from an increase in both stock option and stock compensation expense in addition to our increases in our employee headcount to support the 202% growth in the number of agents and brokers.

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

During the six months ended June 30, 2017, the Company issued 799,322 shares of restricted and unregistered shares of common stock for services totaling $3,648,121.

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

