Form 10-Q/A
period 2017-09-30
EXP World Holdings, Inc.
filed 2018-05-15
CIK 1495932

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
Yes [_]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2017, the registrant’s outstanding common stock consisted of 53,995,962 shares.

EXPLANATORY NOTE

eXp World Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on November 14, 2017 (the “Original Filing”) to restate our unaudited condensed consolidated financial statements for the quarter ended September 30, 2017 and to make related revisions to certain other disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified accounting errors related to the treatment of equity instruments granted to both employees and non-employees in 2012 and 2013. Further explanation regarding the restatement is set forth in Note 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

The accounting errors had no effect on cash and no impact on the Company’s assets, liabilities, or net cash flows from operating, investing, and financing activities on the statement of cash flows during the nine months ended September 30, 2017 or the comparable period in Fiscal 2016. The combined non-cash effect of the accounting errors led to a net increase in previously recognized stock-based compensation expense of approximately $0.7 million and $1.1 million for the nine months ended September 30, 2017 and the comparable period in Fiscal 2016, respectively and an increase in previously recognized stock-option compensation expense of approximately of $5.1 million and a reduction of $19.8 million for the nine months ended September 30, 2017 and the comparable period in Fiscal 2016, respectively.

We previously did not recognize costs associated with a 20% discount to the fair value determined each month when issuing shares under our Agent Equity Program. The restated financial statements now include these additional charges as cost of sales expense in the restated periods.

In addition, the Company made a correction of certain immaterial errors in revenue and cost of revenue, which decreases previously reported revenues and cost of revenues by approximately $1.8 million for nine months ended September 30, 2017 and by approximately $0.4 million for the nine months ended September 30, 2016. These errors had no impact on the previously reported net loss.

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

4

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

September 30, 2017

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017 (As Restated)	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,347,910	$1,684,608
Restricted cash	1,134,109	481,704
Accounts receivable, net of allowance $177,563 and $133,845, respectively	7,549,469	3,015,767
Prepaids and other assets	587,904	383,563

TOTAL CURRENT ASSETS	12,619,392	5,565,642

OTHER ASSETS
Fixed assets, net	1,298,215	538,405

TOTAL OTHER ASSETS	1,298,215	538,405

TOTAL ASSETS	$13,917,607	$6,104,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$412,439	$317,420
Customer deposits	1,134,109	481,704
Accrued expenses	7,745,153	2,742,119
Notes payable	–	35,778

TOTAL CURRENT LIABILITIES	9,291,701	3,577,021

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 53,995,962 shares and 52,316,679 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	540	523
Additional paid-in capital	25,444,754	12,987,707
Accumulated deficit	(20,827,262)	(10,465,409)
Accumulated other comprehensive income (loss)	7,874	4,205

TOTAL STOCKHOLDERS' EQUITY	4,625,906	2,527,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,917,607	$6,104,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (As Restated)	2016 (As Restated)	2017 (As Restated)	2016 (As Restated)

Revenues	$47,371,745	$15,678,677	$107,880,869	$35,749,487

Operating expenses
Cost of revenues	42,903,624	13,312,906	96,604,633	30,647,880
General and administrative	9,175,260	3,587,789	19,643,788	6,883,480
Professional fees	223,811	140,804	906,654	414,197
Sales and marketing	380,452	158,968	1,030,497	358,396

Total expenses	52,683,147	17,200,467	118,185,572	38,303,953

Net loss from operations	(5,311,402)	(1,521,790)	(10,304,703)	(2,554,466)

Other income and (expenses)
Other income	–	(432)	–	14
Interest expense	(58)	–	(5,535)	–

Total other income and (expenses)	(58)	(432)	(5,535)	14

Loss from before income tax expense	(5,311,460)	(1,522,222)	(10,310,238)	(2,554,452)

Income tax expense	(3,277)	(7,444)	(51,615)	(33,015)

Net loss	(5,314,737)	(1,529,666)	(10,361,853)	(2,587,467)

Net loss attributable to non-controlling interest in subsidiary	–	8,613	–	20,913

Net loss attributable to common shareholders	$(5,314,737)	$(1,521,053)	$(10,361,853)	$(2,566,554)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.10)	$(0.03)	$(0.20)	$(0.05)
Diluted from continuing operations	$(0.10)	$(0.03)	$(0.20)	$(0.05)

Weighted average shares outstanding
Basic	53,335,822	51,225,817	52,837,134	50,929,102
Diluted	53,335,822	51,225,817	52,837,134	50,929,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (As Restated)	2016 (As Restated)	2017 (As Restated)	2016 (As Restated)

Net loss	$(5,314,737)	$(1,529,666)	$(10,361,853)	$(2,587,467)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	856	10,515	3,669	15,604
Comprehensive loss	(5,313,881)	(1,519,151)	(10,358,184)	(2,571,863)
Comprehensive loss attributable to non-controlling interest in subsidiary	–	8,613	–	20,913
Comprehensive loss attributable to common shareholders	$(5,313,881)	$(1,510,538)	$(10,358,184)	$(2,550,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017 (As Restated)	2016 (As Restated)

OPERATING ACTIVITIES
Net loss	$(10,361,853)	$(2,587,467)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	207,189	38,110
Stock compensation expense	3,761,254	1,571,089
Stock option expense	4,565,324	1,376,765
Agent Equity Program	3,968,505	1,056,436

Changes in operating assets and liabilities:
Accounts receivable	(4,530,272)	(992,031)
Prepaids and other assets	(321,576)	(320,114)
Restricted cash	(652,405)	(384,761)
Customer deposits	652,405	384,761
Accounts payable	95,019	305,438
Accrued expenses	5,013,111	189,655

CASH PROVIDED BY OPERATING ACTIVITIES	2,396,701	637,881

INVESTING ACTIVITIES
Acquisition of property and equipment	(849,764)	(281,203)

CASH USED IN INVESTING ACTIVITIES	(849,764)	(281,203)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	142,158	–
Common stock issuance transaction costs	–	–
Repurchase and retirement of common stock	(3,607)	–
Repurchase and retirement of subsidiary common stock	–	(1,000)
Proceeds from exercise of options	20,000	1,000
Principal payments of notes payable	(35,778)	–

CASH PROVIDED BY FINANCING ACTIVITIES	122,773	–

Effect of changes in exchange rates on cash and cash equivalents	(6,408)	15,604

Net change in cash and cash equivalents	1,663,302	372,282

Cash and cash equivalents, beginning of period	1,684,608	571,814

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,347,910	$944,096
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$920	$–
Cash paid for income taxes	$57,484	$33,015

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$117,235	$–

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

During the nine months ended September 30, 2017, the Company issued 458,168 shares of restricted common stock in exchange for services totaling $3,761,254.

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

During the nine months ended September 30, 2017 and 2016, the Company issued 1,197,422 and 648,608 shares, respectively, of restricted common stock to agents and brokers for $3,968,505 and $1,056,436, respectively for the settlement of commissions payable.

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

For the nine months ended September 30, 2017 and September 30, 2016, the Company recognized total stock-based compensation associated with options of $4,565,324 and $1,376,765, respectively.

For the three months ended September 30, 2017 and September 30, 2016, the Company recognized total stock-based compensation associated with options of $1,971,394 and $688,910, respectively.

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

As of September 30, 2017, we had no amount outstanding under the line of credit and have the entire amount remaining available of $500,000.

7.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2017 and 2016.

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

Equity-Based Payments

During the first quarter of 2018 in preparation of our annual report and financial statement audit for the fiscal year ending December 31, 2017, the Company identified an error as a result of applying incorrect accounting guidance for equity-based payments for non-employees in its previously reported Consolidated Statement of Operations. In prior periods, the Company had erroneously accounted for these option grants to non-employees in the same manner that it had accounted for option grants to employees during that same time frame. The error resulted in an understatement of stock option expense in the amount of $252,152 and an overstatement of $4,289,974 for the three months ended September 30, 2017 and September 30, 2016, respectively. The error resulted in an understatement of stock option expense in the amount of $2,349,080 and an overstatement of $5,368,632 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The adjustments made to the financial statements are set out in the tables below.

In this same time frame, we identified an error in the accounting treatment for equity grants made to employees as a result of applying incorrect accounting guidance for equity-based payments for employees in its previously reported Consolidated Statement of Operations. In prior periods, the Company had accounted for these option grants to employees using the intrinsic value method. The Company concluded that it should have utilized the calculated value method. The error resulted in an overstatement of stock option expense in the amount of $3,259,971 and $9,653,574 for the three months ended September 30, 2017 and 2016, respectively. The error resulted in an understatement of stock option expense in the amount of $2,739,287 and an overstatement of $14,438,101 for the nine months ended September 30, 2017 and 2016, respectively.

We also identified an error in the accounting treatment for equity grants made to non-employees in connection with our Agent Growth Incentive Plan. The error was the result of an incorrect application of the equity-based payments for non-employees which requires remeasurement of each award at each reporting date throughout the vesting period. The correction of this error resulted in an understatement of expenses by $195,811 and $720,770 for the three months ended September 30, 2017 and 2016, respectively. The correction of this error resulted in an overstatement of expenses by $141,619 and an understatement of $888,790 for the nine months ended September 30, 2017 and 2016, respectively.

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

All of the adjustments mentioned above are set out in the tables below:

The unaudited Condensed Consolidated Balance Sheet at September 30, 2017:

eXp World Holdings Inc.

Condensed Consolidated Balance Sheet

September 30, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$3,347,910	$–	$–	$–	$3,347,910
Restricted cash	1,134,109	–	–	–	1,134,109
Accounts receivable, net of allowance $177,563	7,549,469	–	–	–	7,549,469
Prepaids and other assets	587,904	–	–	–	587,904
Total Current Assets	12,619,392	–	–	–	12,619,392
Other Assets
Fixed assets, net	1,298,215	–	–	–	1,298,215
Total Other Assets	1,298,215	–	–	–	1,298,215
Total Assets	$13,917,607	$–	$–	$–	$13,917,607
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$412,439	$–	$–	$–	412,439
Customer deposits	1,134,109	–	–	–	1,134,109
Accrued expenses	7,745,153	–	–	–	7,745,153
Notes payable	–	–	–	–	–
Total Current Liabilities	9,291,701	–	–	–	9,291,701
Commitments and contingencies	–	–	–	–	–
Stockholders' Equity
eXp World Holdings, Inc. Stockholders' Equity:
Common Stock, $0.00001 par value 220,000,000 shares authorized;
53,995,962 shares issued and outstanding at
September 30,	540	–	–	–	540
Additional Paid in Capital	41,242,144	(17,787,587)	1,990,197	–	25,444,754
Accumulated deficit	(36,624,652)	17,787,587	(1,990,197)	–	(20,827,262)
Accumulated other comprehensive income (loss)	7,874	–	–	–	7,874
Total Stockholders' Equity	4,625,906	–	–	–	4,625,906
Total Liabilities and Stockholders' Equity	$13,917,607	$–	$–	$–	$13,917,607

The unaudited Consolidated Statement of Operations for the three months ended September 30, 2017:

eXp World Holdings Inc.

Consolidated Statement of Operations

For the three months ended September 30, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Revenues	$48,105,769	–	–	(734,024)	$47,371,745

Operating expenses
Cost of revenues	43,291,473	–	346,175	(734,024)	42,903,624
General and administrative	11,987,268	(3,007,819)	195,811	–	9,175,260
Professional fees	223,811	–	–	–	223,811
Sales and marketing	380,452	–	–	–	380,452

Total expenses	55,883,004	(3,007,819)	541,986	(734,024)	52,683,147

Net income (loss) from operations	(7,777,235)	3,007,819	(541,986)	–	(5,311,402)

Other income	–	–	–	–	–
Interest expense	(58)	–	–	–	(58)

Total other income and (expenses)	(58)	–	–	–	(58)

Net income (loss) from operations before income tax expense	(7,777,293)	3,007,819	(541,986)	–	(5,311,460)

Income tax expense	(3,277)	–	–	–	(3,277)

Net income (loss)	(7,780,570)	3,007,819	(541,986)	–	(5,314,737)

Net loss attributable to non-controlling interest in subsidiary	–	–	–	–	–

Net income (loss) attributable to common shareholders	$(7,780,570)	3,007,819	(541,986)	–	(5,314,737)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.15)	$0.06	$(0.01)	$(0.00)	$(0.10)
Diluted from continuing operations	$(0.15)	$0.06	$(0.01)	$(0.00)	$(0.10)

Weighted average shares outstanding
Basic	53,335,822	53,335,822	53,335,822	53,335,822	53,335,822
Diluted	53,335,822	53,335,822	53,335,822	53,335,822	53,335,822

The unaudited Consolidated Statement of Operations for the three months ended September 30, 2016:

eXp World Holdings Inc.

Consolidated Statement of Operations

For the three months ended September 30, 2016

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Revenues	$15,756,956	–	–	(78,279)	$15,678,677

Operating expenses
Cost of revenues	13,294,452	–	96,733	(78,279)	13,312,906
General and administrative	16,810,567	(13,943,548)	720,770	–	3,587,789
Professional fees	140,804	–	–	–	140,804
Sales and marketing	158,968	–	–	–	158,968

Total expenses	30,404,791	(13,943,548)	817,503	(78,279)	17,200,467

Net income (loss) from operations	(14,647,835)	13,943,548	(817,503)	–	(1,521,790)

Other income	(432)	–	–	–	(432)
Interest expense	–	–	–	–	–

Total other income and (expenses)	(432)	–	–	–	(432)

Net income (loss) from operations before income tax expense	(14,648,267)	13,943,548	(817,503)	–	(1,522,222)

Income tax expense	(7,444)	–	–	–	(7,444)

Net income (loss)	(14,655,711)	13,943,548	(817,503)	–	(1,529,666)

Net loss attributable to non-controlling interest in subsidiary	8,613	–	–	–	8,613

Net income (loss) attributable to common shareholders	$(14,647,098)	13,943,548	(817,503)	–	(1,521,053)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.29)	$0.27	$(0.01)	$(0.00)	$(0.03)
Diluted from continuing operations	$(0.29)	$0.27	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding
Basic	51,225,817	51,225,817	51,225,817	51,225,817	51,225,817
Diluted	51,225,817	51,225,817	51,225,817	51,225,817	51,225,817

The unaudited Consolidated Statement of Operations for the nine months ended September 30, 2017:

eXp World Holdings Inc.

Consolidated Statement of Operations

For the nine months ended September 30, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Revenues	$109,691,317	–	–	(1,810,448)	$107,880,869

Operating expenses
Cost of revenues	97,620,066	–	795,015	(1,810,448)	96,604,633
General and administrative	14,697,040	5,088,367	(141,619)	–	19,643,788
Professional fees	906,654	–	–	–	906,654
Sales and marketing	1,030,497	–	–	–	1,030,497

Total expenses	114,254,257	5,088,367	653,396	(1,810,448)	118,185,572

Net income (loss) from operations	(4,562,940)	(5,088,367)	(653,396)	–	(10,304,703)

Other income	–	–	–	–	–
Interest expense	(5,535)	–	–	–	(5,535)

Total other income and (expenses)	(5,535)	–	–	–	(5,535)

Net income (loss) from operations before income tax expense	(4,568,475)	(5,088,367)	(653,396)	–	(10,310,238)

Income tax expense	(51,615)	–	–	–	(51,615)

Net income (loss)	(4,620,090)	(5,088,367)	(653,396)	–	(10,361,853)

Net loss attributable to non-controlling interest in subsidiary	–	–	–	–	–

Net income (loss) attributable to common shareholders	$(4,620,090)	(5,088,367)	(653,396)	–	(10,361,853)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.09)	$0.10	$(0.01)	$(0.00)	$(0.20)
Diluted from continuing operations	$(0.09)	$0.10	$(0.01)	$(0.00)	$(0.20)

Weighted average shares outstanding
Basic	52,837,134	52,837,134	52,837,134	52,837,134	52,837,134
Diluted	52,837,134	52,837,134	52,837,134	52,837,134	52,837,134

The unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2017:

eXp World Holdings Inc.

Consolidated Statement of Cash Flows

For the nine months ended September 30, 2017

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(4,620,090)	(5,088,367)	(653,396)	–	(10,361,853)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	207,189	–	–	–	207,189
Stock compensation expense	3,902,873	–	(141,619)	–	3,761,254
Stock option expense	(523,043)	5,088,367	–	–	4,565,324
Agent equity program	3,173,490	–	795,015	–	3,968,505
Deferred tax asset	–	–	–	–	–
Changes in operating assets and liabilities:
Accounts receivable	(4,530,272)	–	–	–	(4,530,272)
Prepaids and other assets	(321,576)	–	–	–	(321,576)
Restricted Cash	(652,405)	–	–	–	(652,405)
Customer deposits	652,405	–	–	–	652,405
Accounts payable	95,019	–	–	–	95,019
Accrued expenses	5,013,111	–	–	–	5,013,111
CASH PROVIDED BY OPERATING ACTIVITIES	2,396,701	–	–	–	2,396,701

INVESTING ACTIVITIES
Acquisition of property and equipment	(849,764)	–	–	–	(849,764)
CASH USED IN INVESTING ACTIVITIES	(849,764)	–	–	–	(849,764)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	142,158	–	–	–	142,158
Common stock issuance transaction costs	–	–	–	–	–
Proceeds from issuance of subsidiary common stock	–	–	–	–	–
Repurchase and retirement of common stock	(3,607)	–	–	–	(3,607)
Repurchase and retirement of subsidiary common stock	–	–	–	–	–
Proceeds from exercise of options	20,000	–	–	–	20,000
Proceeds from issuance of notes payable	–	–	–	–	–
Principal payments of notes payable	(35,778)	–	–	–	(35,778)
CASH PROVIDED BY FINANCING ACTIVITIES	122,773	–	–	–	122,773

Effect of changes in exchange rates on cash and cash equivalents	(6,408)	–	–	–	(6,408)

Net change in cash and cash equivalents	1,663,302	–	–	–	1,663,302

Cash and cash equivalents, beginning of period	1,684,608	–	–	–	1,684,608

CASH and CASH EQUIVALENTS, END OF PERIOD	$3,347,910	–	–	–	$3,347,910

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$920	–	–	–	$920
Cash paid for income taxes	$57,484	–	–	–	$57,484

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$117,235	–	–	–	$117,235

The unaudited Consolidated Statement of Operations for the nine months ended September 30, 2016:

eXp World Holdings Inc.

Consolidated Statement of Operations

For the nine months ended September 30, 2016

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustment	Other Adjustments	As Restated
Revenues	$36,181,796	–	–	(432,309)	$35,749,487

Operating expenses
Cost of revenues	30,868,564	–	211,625	(432,309)	30,647,880
General and administrative	25,801,423	(19,806,733)	888,790	–	6,883,480
Professional fees	414,197	–	–	–	414,197
Sales and marketing	358,396	–	–	–	358,396

Total expenses	57,442,580	(19,806,733)	1,100,415	(432,309)	38,303,953

Net income (loss) from operations	(21,260,784)	19,806,733	(1,100,415)	–	(2,554,466)

Other income	14	–	–	–	14
Interest expense	–	–	–	–	–

Total other income and (expenses)	14	–	–	–	14

Net income (loss) from operations before income tax expense	(21,260,770)	19,806,733	(1,100,415)	–	(2,554,452)

Income tax expense	(33,015)	–	–	–	(33,015)

Net income (loss)	(21,293,785)	19,806,733	(1,100,415)	–	(2,587,467)

Net loss attributable to non-controlling interest in subsidiary	20,913	–	–	–	20,913

Net income (loss) attributable to common shareholders	$(21,272,872)	19,806,733	(1,100,415)	–	(2,566,554)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.42)	$0.39	$(0.02)	$(0.00)	$(0.05)
Diluted from continuing operations	$(0.42)	$0.39	$(0.02)	$(0.00)	$(0.05)

Weighted average shares outstanding
Basic	50,929,102	50,929,102	50,929,102	50,929,102	50,929,102
Diluted	50,929,102	50,929,102	50,929,102	50,929,102	50,929,102

The unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2016:

eXp World Holdings Inc.

Consolidated Statement of Cash Flows

For the nine months ended September 30, 2016

	As Previously Reported on Form 10-Q	Stock Option Expense Adjustment	Agent Incentive Stock Compensation Expense Adjustments	Other Adjustments	As Restated
OPERATING ACTIVITIES

Net loss	$(21,293,785)	19,806,733	(1,100,415)	–	(2,587,467)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	38,110	–	–	–	38,110
Stock compensation expense	682,299	–	888,790	–	1,571,089
Stock option expense	21,183,498	(19,806,733)	–	–	1,376,765
Agent equity program	844,811	–	211,625	–	1,056,436
Deferred tax asset
Changes in operating assets and liabilities:
Accounts receivable	(992,031)	–	–	–	(992,031)
Prepaids and other assets	(320,114)	–	–	–	(320,114)
Restricted Cash	(384,761)	–	–	–	(384,761)
Customer deposits	384,761	–	–	–	384,761
Accounts payable	305,438	–	–	–	305,438
Accrued expenses	189,655	–	–	–	189,655
CASH PROVIDED BY OPERATING ACTIVITIES	637,881	–	–	–	637,881

INVESTING ACTIVITIES
Acquisition of property and equipment	(281,203)	–	–	–	(281,203)
CASH USED IN INVESTING ACTIVITIES	(281,203)	–	–		(281,203)

FINANCING ACTIVITIES
Repurchase and retirement of common stock	(1,000)	–	–	–	(1,000)
Repurchase and retirement of subsidiary common stock	1,000	–	–	–	1,000
Proceeds from exercise of options	–	–	–	–	–
CASH PROVIDED BY FINANCING ACTIVITIES	–	–	–	–	–

Effect of changes in exchange rates on cash and cash equivalents	15,604	–	–	–	15,604

Net change in cash and cash equivalents	372,282	–	–	–	372,282

Cash and cash equivalents, beginning of period	571,814	–	–	–	571,814

CASH and CASH EQUIVALENTS, END OF PERIOD	$944,096	–	–	–	$944,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$–	–	–	–	$–
Cash paid for income taxes	$33,015	–	–	–	$33,015

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Restatement

eXp World Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on November 14, 2017 (the “Original Filing”) to restate our unaudited condensed consolidated financial statements for the quarter ended September 30, 2017 and to make related revisions to certain other disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified accounting errors related to the treatment of equity instruments granted to both employees and non-employees in 2012 and 2013. Further explanation regarding the restatement is set forth in Note 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

The accounting errors had no effect on cash and no impact on the Company’s assets, liabilities, or net cash flows from operating, investing, and financing activities on the statement of cash flows during the nine months ended September 30, 2017 or the comparable period in Fiscal 2016. The combined non-cash effect of the accounting errors lead to a net increase in previously recognized stock-based compensation expense of approximately $0.7 million and $1.1 million for nine months ended September 30, 2017 and the comparable period in Fiscal 2016, respectively and an increase in previously recognized stock-option compensation expense of approximately of $5.1 million and a reduction of $19.8 million for nine months ended September 30, 2017 and the comparable period in Fiscal 2016, respectively.

In addition, the Company made a correction of certain immaterial errors in revenue and cost of revenue, which decreases previously reported revenues and cost of revenues by approximately $1.8 million for nine months ended September 30, 2017 and by approximately $0.4 million for the nine months ended September 30, 2016. These errors had no impact on the previously reported net loss.

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

Continued Accelerated Growth – During the nine-month period ended September 30, 2017, we increased our net real estate brokerage agent and broker base by 104%, from approximately 2,400 as of December 31, 2016 to over 4,900. These increases were incurred in both new and existing geographical markets and contributed to revenue increases of 203% and 205% as compared to the nine months and three months ended September 30, 2016, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Revenues

During the three-month period ended September 30, 2017 revenues increased $31.7 million to $47.4 million as compared to the three-month period ended September 30, 2016 when we generated $15.7 million. The increase as compared to the prior period is a direct result of the increase in our sales agent base by over 173% to over 4,900.

Operating Expenses

	Three Months Ended September 30,
	2017 (As Restated)	2016 (As Restated)	Change

Operating expenses:
Cost of revenues	$42,903,624	$13,312,906	$29,590,718
General and administrative	9,175,260	3,587,789	5,587,471
Professional fees	223,811	140,804	83,007
Sales and marketing	380,452	158,968	221,484
Total operating expenses	$52,683,147	$17,200,467	$35,482,689

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase of $29.6 million in the current three-month period ended September 30, 2017 as compared to the three-month period ended September 30, 2016 was driven by the higher amount of revenues and agent commission rates.

General and administrative includes costs related to wages, including stock compensation, dues, operating leases, utilities, travel and other general overhead expenses. The increase of $5.6 million in general and administrative costs in the three-month period ended September 30, 2017 as compared to the three-month period ended September 30, 2016 was driven from an increase in both stock option and stock compensation expense in addition to our increases in our employee headcount.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Revenues

During the nine-month period ended September 30, 2017 revenues increased $72.1 million to $107.9 million as compared to the nine-month period ended September 30, 2016 when we generated $35.7 million. The increase as compared to the prior period is a direct result of the increases in sales agent base by over 173% to over 4,900.

Operating Expenses

	Nine Months Ended September 30,
	2017 (As Restated)	2016 (As Restated)	Change

Operating expenses:
Cost of revenues	$96,604,633	$30,647,880	$65,956,753
General and administrative	19,643,788	6,883,480	12,760,308
Professional fees	906,654	414,197	492,457
Sales and marketing	1,030,497	358,396	672,101
Total operating expenses	$118,185,572	$38,303,953	$79,881,619

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase of $66.0 million in the current nine-month period ended September 30, 2017 as compared to the nine-month period ended September 30, 2016 was driven by the higher amount of revenues and agent commission rates.

General and administrative includes costs related to wages, stock compensation, dues, operating leases, utilities, travel, and other general overhead expenses. The increase of $12.8 million in general and administrative costs in the nine-month period ended September 30, 2017 as compared to the nine-month period ended September 30, 2016 was driven primarily from an increase in both stock option and stock compensation expense in addition to our increases in our employee headcount.

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

During the nine months ended September 30, 2017, the Company issued 1,655,590 shares of restricted common stock for services totaling $7,733,172.

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

