Form 10-Q
period 2018-03-31
EXP World Holdings, Inc.
filed 2018-05-15
CIK 1495932

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes [   ]    No [X]

There were 56,303,864 shares of Common Stock, $.00001 par value, of the registrants outstanding as of April 15, 2018.

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

Forward-looking statements relate to the future and are subject to many risks, assumptions and uncertainties, including those risks set forth in this report and as described in Part I, Item IA Risk Factors of our Annual Report on Form 10-K for our prior fiscal year ended December 31, 2017. Although we believe the expectations reflected in the forward-looking statements are reasonable, actual results, developments and business decisions could differ materially from those contemplated by such forward-looking statements. The environment for which we operate in is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

March 31, 2018

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,340,851	$4,672,034
Restricted cash	1,770,599	923,193
Accounts receivable, net of allowance $174,464 and $179,759, respectively	9,110,304	6,912,657
Prepaids and other assets	682,995	591,034

TOTAL CURRENT ASSETS	19,904,749	13,098,918

OTHER ASSETS
Fixed assets, net	1,868,413	1,538,213

TOTAL OTHER ASSETS	1,868,413	1,538,213

TOTAL ASSETS	$21,773,162	$14,637,131

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$750,657	$635,087
Customer deposits	1,770,599	923,193
Accrued expenses	13,473,684	8,818,180

TOTAL CURRENT LIABILITIES	15,994,940	10,376,460

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 56,303,864 and 54,962,535 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	563	550
Additional paid-in capital	49,063,199	36,848,041
Accumulated deficit	(43,292,719)	(32,596,374)
Accumulated other comprehensive income (loss)	7,179	8,454

TOTAL STOCKHOLDERS' EQUITY	5,778,222	4,260,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,773,162	$14,637,131

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Revenues	$61,962,531	$21,528,183

Operating expenses
Cost of revenues	55,701,516	18,960,135
General and administrative	15,688,748	4,775,881
Professional fees	592,365	364,460
Sales and marketing	645,797	301,222

Total expenses	72,628,426	24,401,698

Net loss from operations	(10,665,895)	(2,873,515)

Other income and (expenses)
Interest expense	–	(1,715)
Total other income and (expenses)	–	(1,715)

Loss before income tax expense	(10,665,895)	(2,875,230)

Income tax expense	(30,450)	(24,591)

Net loss	$(10,696,345)	$(2,899,821)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.19)	$(0.06)
Diluted from continuing operations	$(0.19)	$(0.06)

Weighted average shares outstanding
Basic	56,193,753	52,416,392
Diluted	56,193,753	52,416,392

The accompanying notes are an integral part of these consolidated financial statements.

6

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Net loss	$(10,696,345)	$(2,899,821)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,275)	1,037
Comprehensive loss	$(10,697,620)	$(2,898,784)

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(10,696,345)	$(2,899,821)
Adjustments to reconcile net loss
to cash provided by operating activities:
Depreciation	183,321	13,265
Stock compensation expense	8,279,109	646,232
Stock option expense	1,301,702	1,467,735
Agent equity program	2,370,004	818,282

Changes in operating assets and liabilities:
Accounts receivable	(2,175,888)	(320,156)
Prepaids and other assets	(91,961)	(180,482)
Customer deposits	847,406	304,542
Accounts payable	115,570	150,175
Accrued expenses	4,655,504	462,056

CASH PROVIDED BY OPERATING ACTIVITIES	4,788,422	461,828

INVESTING ACTIVITIES
Acquisition of property and equipment	(513,521)	(213,625)

CASH USED IN INVESTING ACTIVITIES	(513,521)	(213,625)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	160,000
Repurchase and retirement of subsidiary common stock	–	(17,842)
Proceeds from exercise of options	264,355	20,000
Principal payments of notes payable	–	(13,804)

CASH PROVIDED BY FINANCING ACTIVITIES	264,355	148,354
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(23,033)	14,017

Net change in cash, cash equivalents and restricted cash	4,516,223	410,574

Cash, cash equivalents and restricted cash, beginning of period	5,595,227	2,166,312

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$10,111,450	$2,576,886
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$–	$558
Cash paid for income taxes	$30,450	$30,675

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$71,890	$65,728

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Expressed in U.S. dollars)

(Unaudited)

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

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$8,340,851	$4,672,034
Restricted cash	1,770,599	923,193
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$10,111,450	$5,595,227

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released. Restricted cash totaled $1,770,599 and $923,193 at March 31, 2018 and December 31, 2017, respectively.

Revenue Recognition

Effective January 1, 2018, the Company adopted the new revenue standard using the modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings. Adoption of the new standard did not require the Company to make an adjustment to the opening balance.

The Company serves as a licensed broker in the states in which it operates for the purpose of processing residential real estate transactions. The Company is contractually obligated to provide for the fulfillment of transfers of residential real estate between buyers and sellers. The Company provides these services itself and controls the service necessary to legally transfer the residential real estate. Correspondingly, the Company is defined as the Principal. The Company, as Principal, satisfies its obligation upon the closing of a residential real estate transaction. As Principal, and upon satisfaction of our obligation, the Company recognized revenue in the gross amount of consideration to which we expect to be entitled to.

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling and finding residential real estate. Commissions earned on real estate transactions are recognized at the completion of a residential real estate transactions.

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09 - Compensation (Topic 718): Scope of Modification Accounting. The FASB issued guidance to clarify when to account for a change in the terms or conditions of share-based payments awards as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The general model for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation costs. Previously, judgments about whether certain changes to an award were substantive may have impacted whether or not modification accounting was applied in these situations. The Company adopted the new standard on January 1, 2018. The standard did not have an impact on the Company’s financial position, operational results or cash flows.

In November 2016, the FASB issued ASU No. 2016-18 – Statement of Cash Flows (Topic 240). The FASB issued guidance to address the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cashflows. The Company adopted the new standard on January 1, 2018. The standard did not have a material impact on the Company’s financial position, operational results or cash flows.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to remove inconsistencies in requirements, provide a robust framework, improve comparability across entities and industries, provide more useful information to users and simplify the preparation of financial statements. The core principle of the revenue standard is that revenue be recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opting balance of retained earnings in the period of adoption. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. Since the Company currently recognizes revenue on a gross basis acting as a principal, upon completion of its performance obligations in the form of a completed residential real estate sale, the new standard did not have a material impact on the Company’s financial position, operational results or cash flows.

3.	FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of March, 2018	As of December 31, 2017

Computer hardware and software	$2,435,126	$1,982,749
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	2,441,036	1,988,659
Less: accumulated depreciation and amortization	(633,766)	(450,446)
Depreciable property, net	1,807,270	1,538,213
Assets under development	61,143	–
Fixed assets, net	$1,868,413	$1,538,213

Depreciation expense for the three months ended March 31, 2018 and 2017 was $183,321 and $13,265, respectively.

4.	STOCKHOLDERS’ EQUITY

As of March 31, 2018, the Company had 56,303,864 shares of common stock issued and outstanding.

The following provides a detailed description of the stock-based transactions completed during the three months ended March 31, 2018:

During the three months ended March 31, 2018, the Company issued 208,324 shares of common stock in exchange for services totaling $2,370,004, which includes the expense activity in our 2015 Agent Equity Program.

During the three months ended March 31, 2018, the Company issued 61,598 shares of common stock in exchange for services totaling $8,279,109, which included the expense activity for Real Estate Agent Growth and Other Incentive Programs.

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

During the three months ended March 31, 2018 and 2017, the Company issued 208,324 and 212,829 shares, respectively, of common stock to agents and brokers for total consideration of $2,370,002 and $818,282, respectively, for the settlement of commissions payable.

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

The following table illustrates the Company’s stock activity for the Real Estate Agent Growth Incentive Program for the following periods:

	Shares	Weighted Average Fair Value
Balance, December 31, 2016	3,057,879	4.05
Granted	2,024,498	7.60
Issued	(1,457,538)	5.27
Forfeited	(565,774)	4.76
Balance, December 31, 2017	3,059,065	7.60
Granted	126,862	13.02
Issued	(15,280)	0.25
Forfeited	(58,597)	13.14
Balance, March, 2018	3,112,050	13.02

As of March 31, 2018, the Company had 1,625,522 unvested stock awards and 3,112,050 expected to vest, respectively, with unrecognized compensation costs totaling $11,014,296.

Stock Option Awards

During the three months ended March 31, 2018, the Company granted 150,000 stock options with an estimated grant date fair value of $1,756,128. The assumptions used to estimate the grant date fair value of the awards issued for the three months ended March 31, 2018 include: expected volatility based on historical stock prices of 137.5%; an average expected term between 6.25 and 10 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.9%; and no dividend payments.

The following table illustrates the Company’s stock option activity for the following periods:

	Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2016	10,747,558	$0.67	3.56	7.75
Granted	2,848,231	3.76	–	6.15
Exercised	(181,572)	0.26	6.86	–
Forfeited	(2,540,925)	2.31	3.20	–
Balance, December 31, 2017	10,873,292	$1.50	5.08	6.65
Granted	150,000	12.70	–	9.91
Exercised	(1,082,907)	0.25	11.48	–
Forfeited	(75,224)	3.37	9.14	–
Balance, March 31, 2018	9,865,161	$1.37	9.93	6.56
Exercisable at March 31, 2018	6,627,257	0.64	10.66	5.54
Vested at March 31, 2018	7,293,640	$0.80	10.51	5.81

As of March 31, 2018, the total unrecognized compensation cost associated with options was approximately $7,334,000.

5.	DEBT

We have a $500,000 line of credit with a variable interest rate computed on a 360-day year. The variable interest rate is the higher of either 1) the Prime Rate in effect on such day, 2) Daily One Month LIBOR plus one and one-half percent (1.5%), or 3) the Federal Funds Rate plus one and one-half percent (1.5%). The line of credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make significant investments, dispose of assets and make distributions without prior consent. The line of credit is secured by accounts receivable. The line of credit contains certain financial covenants, including a fixed charge coverage ratio and a tangible net worth. At March 31, 2017, we were in compliance with all of the financial covenants under the line of credit.

As of March 31, 2018, we had no amount outstanding under the line of credit.

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

Continued Accelerated Growth

During the three-month period ended March 31, 2018, we increased our net real estate brokerage agent and broker base by 42.7%, from 6,511 at December 31, 2017 to 9,290 at March 31, 2018. These increases occurred in both new and existing geographical markets and contributed to our revenue increases of 37.0% and 187.8% as compared to the quarter ended December 31, 2017 and the quarter ended March 31, 2017, respectively.

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

RECENT BUSINESS DEVELOPMENTS

Initiatives

As the organization continues to grow and in an effort to support our rapidly growing agent base, we believe it is important to continue building our culture in alignment with long term goals of the Company. During this period, we hired an executive director of eXp Realty University’s education and training program to build an even more robust education and training program that the Company offers to all of our agents. Our goal is to improve agent knowledge while building and enhancing their business skills as well as their productivity. Our new executive director of eXp Realty University has been a leader in the restate estate industry for more than 14 years and is a professional speaker, coach and certified continuing education instructor.

To foster our agents career growth, we have made improvements to our mentoring program which allows the Company to bring on new agents that are newer to the business with less experience and pair them with experienced agents in their local markets. Additionally, we continue to build our marketing department in an effort to to create and design all agent marketing materials to market listings of properties, as well as general marketing for business development.

The Company continues to build out its eXp Enterprise (“Enterprise”) operating platform. Enterprise is a proprietary platform that manages all of the Company’s critical processes and information, including onboarding new agents, transactions, commission payments and other back office processes. It allows for a flow of real time information to eXp agents, while also providing a singular platform for eXp staff to perform a variety of back office functions in a scalable and efficient manner. The platform has already led to improvements in the areas of agent onboarding, transaction processing and financial oversight. This platform will lend itself to constantly enhance and build out capabilities that meet the needs of company stakeholders into the future.

The Company continues to focus its efforts on our engagement strategy to build a positive employee experience to advance creativity, productivity and service quality to retain top performing talent with the overall goal of growing and improving overall profitability. We continue to refine our organizational structure and leadership teams to drive our business forward by effectively managing and streamlining business operations, improving decision making and promoting the flow of information by way of monthly “all Company” meetings to update employees on new initiatives and timelines. Additionally, the Company has implemented a monthly recognition program to recognize employees who exemplify the Company’s core values and a weekly recognition program to award those who take the extra initiative to deliver excellent service.

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

MARKET CONDITIONS AND INDUSTRY TRENDS

According to the NAR, home sale transactions of single family homes volume decreased 1.5% in the first quarter of 2018 due to inventory constraints as compared to levels one year ago. Also, according to NAR, the housing affordability index has continued to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index decreased to 159.6 for February (preliminary) 2018 from 163.4 for February 2017.

The favorable housing affordability index is due in part to favorable mortgage rate conditions. Mortgage rates increased approximately 10 basis points from March 31, 2017 to March 31, 2018 but continue to be at historically low levels. While any increase to mortgage rates can adversely impact housing affordability, we believe that rising wages, improving consumer confidence and continued low inventory levels will result in favorable demand conditions and existing home sale volume growth.

According to the Federal Housing Finance Agency, mortgage rates on commitments for 30-year, conventional, fixed-rate first mortgages averaged 4.0% for 2017 and the rate rose to 4.3% in March 2018. To the extent mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter-term mortgages which can be utilized to obtain a mortgage rate that is lower than a comparable 30-year fixed-rate mortgage.

Partially offsetting the positive impact of low mortgage rates are low housing inventory levels. According to NAR, the inventory of existing homes for sale in the U.S. decreased to 1.5 million (preliminary) as of March 31, 2018, from 1.6 million at three months ended March 31, 2017. The inventory represents a national average supply of 3.5 (preliminary) months, as of April 30, 2018, at the current home sales pace which is down from 3.9 months for 2017.

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

Existing Home Sales

For the quarter ended March 31, 2018, NAR existing home sale transactions increased to 5.0 million (preliminary) but decreased 1.0% compared to the same period of 2017. During the same period, eXp Realty home sale transactions increased 202% compared to the same period in 2017. Our home sale transactions were impacted by the growth of our agent base which grew from approximately 6,500 at the end of 2017 to over 9,200 by the end of the first quarter of 2018.

As of their most recent releases, NAR is forecasting existing home sales to increase 1.8% in 2018 and another 1.4% in 2019.

Existing Home Sale Price

We believe primary drivers to the long-term demand for housing and the growth of our company to support that demand are housing affordability, the general economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, job growth, the inherent benefits of owning a home versus renting and the influence of local housing dynamics of supply versus demand. As of March 31, 2018, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty. Regardless of whether the housing market continues to grow or slows, eXp Realty expects to adhere to its low-cost, high-engagement model, affording a growing number of agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a wide range of economic conditions.

Results of Operations

Revenues

During the three-month period ended March 31, 2018 revenues increased $40.4 million to $62.0 million as compared to the three-month period ended March 31, 2017, or 187.8%. The increase as compared to the prior period is a direct result of the increase in our sales agent base by approximately 166% to over 9,200.

Operating Expenses

	Three Months Ended
	March 31,
	2018	2017	Change

Operating expenses:
Cost of revenues	$55,701,516	$18,960,135	$36,741,381
General and administrative	15,688,748	4,775,881	10,912,868
Professional fees	592,365	364,460	227,905
Sales and marketing	645,797	301,222	344,575
Total operating expenses	$72,628,426	$24,401,698	$48,226,729

Cost of revenues was $55.7 million for the three-months ended March 31, 2018 compared to $19.0 million for the three-months ended March 31, 2017, an increase of $36.7 million, or 193.8%. Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase in cost of revenue was primarily attributable to a higher amount of revenues and increase in agent commissions paid.

General and administrative expenses were $15.7 million for the three-months ended March 31, 2018 compared to $4.8 million for the three-months ended March 31, 2017, an increase of $10.9 million, or 228.5%. General and administrative expenses include costs related to wages, including stock compensation, dues, operating leases, utilities, travel and other general overhead expenses. The increase in general and administrative costs was driven primarily by the increase in compensation expenses of $2.0 million and increase in stock compensation expense of $7.6 million. The increase in stock options and stock compensation expense is affected by awards granted, awards exercised and/or awards forfeited throughout the year. Awards granted, issued and forfeited are more fully disclosed in Note 4, Stockholders’ Equity, of the Consolidated Financial Statements. Also impacting the increase in stock compensation expense was the increase in our stock price and the increase in shares granted for our equity incentive program whereby agents and brokers of eXp Realty become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks.

Professional fees were $0.6 million for the three-months ended March 31, 2018 compared to $0.4 million for the three-months ended March 31, 2017, an increase of $0.2 million, or 62.5%. Professional fees include costs related to legal, accounting and other consultants. The increase in professional fees were primarily driven by an increase in audit costs of $0.2 million.

Sales and marking expenses were $0.6 million for the three-months ended March 31, 2018 compared to $0.3 million for the three-months ended March 31, 2017, an increase of $0.3 million, or 114.4%. Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The increase in sales and marketing expenses was primarily due to increased cost in lead capture of $0.2 million and other internet marketing of $0.5 million related to our growth in agent and broker headcount.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2018	2017	Change
Current assets	$19,904,749	$13,098,918	$6,805,831
Current liabilities	(15,994,940)	(10,376,460)	(5,618,480)
Net working capital	$3,909,809	$2,722,458	$1,187,351

For the three-months ended March 31, 2018, net working capital increased $1.2 million, to $3.9 million, primarily due to an increase in cash of $3.7 million and commissions receivable of $3.2 million resulting from pending real estate transactions. In correlation to the number of pending real estate transactions, accrued expenses, which include commissions payable, and salaries payable, increased $4.7 million.

The following table presents our cash flows for the three-months ended March 31, 2018 and 2017:

	Three-Months ended
	March 31,
	2018	2017	Change
Cash provided by operating activities	$4,788,421	$461,828	$4,326,594
Cash used in investment activities	(513,521)	(213,625)	(299,896)
Cash provided by financing activities	264,355	148,354	116,001

For the three-months ended March 31, 2018, cash provided by operating activities increased $4.3 compared to the same period in 2017. The change resulted primarily from the increased volume in our sales transactions and higher commissions receivable. In correlation with our increased volume in sales transactions, we incurred higher expenses, specifically commissions payable.

For the three-months ended March 31, 2018, our investing activities consisted of additional expenditures related to the on-going development of our internal use software. As we continue to develop and refine our cloud-based platforms, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

For the three-months ended March, 31, 2018, we generated approximately $0.3 million in cash flows from financing activities primarily related to the exercise of options to purchase 1,071,407 shares of common stock.

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

We have a line of credit which provides the Company may borrow up to $500,000. We currently have no borrowings against the line of credit facility or any other term loan bank debt. In the event that additional financing is required in the future, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

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

Revenue Recognition

The Company serves as a licensed broker in the states in which it operates for the purpose of processing residential real estate transactions. The Company is contractually obligated to provide for the fulfillment of transfers of residential real estate between buyers and sellers. The Company provides these services itself and controls the service necessary to legally transfer the residential real estate. Correspondingly, the Company is defined as the Principal. The Company, as Principal, satisfies its obligation upon the closing of a residential real estate transaction. As Principal, and upon satisfaction of our obligation, the Company recognized revenue in the gross amount of consideration to which we expect to be entitled to.

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling and finding residential real estate. Commissions earned on real estate transactions are recognized at the completion of a residential real estate transaction.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2018.

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

The determination that our disclosure controls and procedures were not effective was based on the following material weaknesses in our internal control over financial reporting, which were identified and described in detail in our Annual Report on Form 10-K for the year ended December 31, 2017, and summarized below:

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

During 2018, Management has been actively engaged in remediation efforts to address the material weaknesses summarized above, including the following:

To address the above material weaknesses, management has implemented additional training programs associated with accounting for equity-based payments to employees and non-employees. The Company plans to engage the services of a third-party software servicer to ensure consistency in the identification and classification of share-based payments of current as well as future share-based payment arrangements. It will also ensure proper and consistent U.S. GAAP reporting for our equity instruments. The Company completed an analysis of the historical option grants to ensure that they have been correctly recorded. The Company has also reviewed its revenue recognition policies and trained staff to ensure compliance with US GAAP. We continue to hire qualified personnel who have a greater understanding of accounting principles. The Company will test the continued effectiveness of the new controls over stock compensation and revenue subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Not applicable.

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

