Form 10-Q
period 2018-06-30
EXP World Holdings, Inc.
filed 2018-08-14
CIK 1495932

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes [_]    No [X]

There were 57,475,022 shares of Common Stock, $.00001 par value, of the registrants outstanding as of July 15, 2018.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

June 30, 2018

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,567,430	$4,672,034
Restricted cash	2,894,294	923,193
Accounts receivable, net of allowance $189,240 and $179,759, respectively	22,974,140	6,912,657
Prepaids and other assets	679,465	591,034

TOTAL CURRENT ASSETS	42,115,329	13,098,918

OTHER ASSETS
Fixed assets, net	1,978,362	1,538,213

TOTAL OTHER ASSETS	1,978,362	1,538,213

TOTAL ASSETS	$44,093,691	$14,637,131

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,022,514	$635,087
Customer deposits	2,894,294	923,193
Accrued expenses	25,217,704	8,818,180

TOTAL CURRENT LIABILITIES	29,134,512	10,376,460

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 57,475,022 and 54,962,535 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	575	550
Additional paid-in capital	60,121,007	36,848,041
Accumulated deficit	(45,179,377)	(32,596,374)
Accumulated other comprehensive income (loss)	16,974	8,454

TOTAL STOCKHOLDERS' EQUITY	14,959,179	4,260,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,093,691	$14,637,131

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$130,542,808	$38,980,941	$192,505,339	$60,509,124

Operating expenses
Cost of revenues	118,119,212	34,740,874	173,820,728	53,701,009
General and administrative	12,988,835	5,692,647	28,677,583	10,468,528
Professional fees	596,781	318,383	1,189,146	682,843
Sales and marketing	710,368	348,823	1,356,165	650,045

Total expenses	132,415,196	41,100,727	205,043,622	65,502,425

Net loss from operations	(1,872,388)	(2,119,786)	(12,538,283)	(4,993,301)

Other income and (expenses)
Interest expense	–	(3,762)	–	(5,477)

Total other income and (expenses)	–	(3,762)	–	(5,477)

Loss before income tax expense	(1,872,388)	(2,123,548)	(12,538,283)	(4,998,778)

Income tax expense	(14,270)	(23,747)	(44,720)	(48,338)

Net loss	$(1,886,658)	$(2,147,295)	$(12,583,003)	$(5,047,116)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.03)	$(0.04)	$(0.22)	$(0.10)
Diluted from continuing operations	$(0.03)	$(0.04)	$(0.22)	$(0.10)

Weighted average shares outstanding
Basic	56,877,099	52,749,086	56,427,515	52,583,658
Diluted	56,877,099	52,749,086	56,427,515	52,583,658

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,886,658)	$(2,147,295)	$(12,583,003)	$(5,047,116)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	8,217	(7,224)	8,520	2,813
Comprehensive loss	$(1,878,441)	$(2,154,519)	$(12,574,483)	$(5,044,303)

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(12,583,003)	$(5,047,116)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	330,879	94,702
Stock compensation expense	12,268,713	1,403,377
Stock option expense	2,483,671	2,593,930
Agent equity program	7,647,350	2,244,743

Changes in operating assets and liabilities:
Accounts receivable	(16,345,544)	(5,426,596)
Prepaids and other assets	(30,925)	(136,425)
Customer deposits	1,971,101	634,413
Accounts payable	387,427	154,742
Accrued expenses	16,399,524	4,421,123

CASH PROVIDED BY OPERATING ACTIVITIES	12,529,193	936,893

INVESTING ACTIVITIES
Acquisition of property and equipment	(828,533)	(548,758)

CASH USED IN INVESTING ACTIVITIES	(828,533)	(548,758)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	160,000
Common stock issuance transactions costs	–	(17,842)
Repurchase and retirement of common stock	–	(3,607)
Proceeds from exercise of options	873,257	20,000
Principal payments of notes payable	–	(27,912)

CASH PROVIDED BY FINANCING ACTIVITIES	873,257	130,639

Effect of changes in exchange rates on cash, cash equivalents and restricted cash	292,580	(4,749)

Net change in cash, cash equivalents and restricted cash	12,866,497	514,025

Cash, cash equivalents and restricted cash, beginning of period	5,595,227	2,166,312

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$18,461,724	$2,680,337
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$–	$862
Cash paid for income taxes	$44,720	$54,336

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$57,506	$96,287

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Expressed in U.S. dollars)

(Unaudited)

1.	BASIS OF PRESENTATION

eXp World Holdings, Inc. (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company operates a cloud-based real estate brokerage operating in most U.S. States, the District of Columbia and the provinces of Alberta, British Columbia and Ontario, Canada. The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

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

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. On the condensed consolidated statement of cashflows, restricted cash was reclassified from cash provided from operating activities to cash, cash equivalents and restricted stock, beginning of period.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sums to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$15,567,430	$4,672,034
Restricted cash	2,894,294	923,193
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$18,461,724	$5,595,227

We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. In November 2016, the FASB issued ASU No. 2016-18 – Statement of Cash Flows (Topic 240) which changed the classification and presentation of restricted cash on the statement of cash flows. The Company adopted the new standard on January 1, 2018. As a result, restricted cash was reclassified from cash provided from operating activities to cash, cash equivalents and restricted cash on the condensed consolidated statement of cashflows.

For the six months ended June 30, 2017, the change in restricted cash of $634,413 was reclassified.

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released. Restricted cash totaled $2,894,294 and $923,193 at June 30, 2018 and December 31, 2017, respectively.

Revenue Recognition

Effective January 1, 2018, the Company adopted the new revenue standard using the modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings. Adoption of the new standard did not require the Company to make an adjustment to the opening balance.

The Company serves as a licensed broker in the states in which it operates for the purpose of processing real estate transactions. The Company is contractually obligated to provide for the fulfillment of transfers of real estate between buyers and sellers. The Company provides these services itself and controls the service necessary to legally transfer the real estate. Correspondingly, the Company is defined as the Principal. The Company, as Principal, satisfies its obligation upon the closing of a real estate transaction. As Principal, and upon satisfaction of our obligation, the Company recognized revenue in the gross amount of consideration to which we expect to be entitled to.

Revenue is derived from assisting buyers and sellers in listing, marketing, selling and finding real estate. Commissions earned on real estate transactions are recognized at the completion of a real estate transaction.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07 – Compensation – Stock Compensation (Topic) 718. The ASU was issued as part of its Simplification Initiative to reduce costs and complexities of financial reporting. ASU No. 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Currently, share-based payments transactions to nonemployees are measured at fair value and remeasured at each reporting date through the date of final vesting. This ASU changes the guidance related to the determination of the measurement date. Under the new guidance, equity-classified awards would be measured at the grant date. This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted if financial statements have not yet been issued. The Company is still evaluating the potential impacts that the implementation of ASU 2018-07 may have on its financial position, operational results, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842). Under the new guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets, initially measured at the present value of lease payments, on the balance sheet for operating leases with terms greater than one year. Lessor accounting remains largely unchanged from existing lease accounting. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. If the lessee makes the election, the lessee would recognize lease expense on a straight-line basis over the lease term. This ASU is effective in annual reporting periods beginning after December 15, 2018 and the interim periods within that fiscal year. The Company is still evaluating the potential impacts that the implementation of ASU 2016-02 may have on its financial position, operational results, or cash flows.

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

3.	FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of June 30, 2018	As of December 31, 2017
Computer hardware and software	$2,706,416	$1,982,749
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	2,712,326	1,988,659
Less: accumulated depreciation and amortization	(781,324)	(450,446)
Depreciable property, net	1,931,002	1,538,213
Assets under development	47,360	–
Fixed assets, net	$1,978,362	$1,538,213

Depreciation expense for the six months ended June 30, 2018 and 2017 was $330,879 and $94,702, respectively. Depreciation expense for the three months ended June 30, 2018 and 2017 was $147,558 and $81,437, respectively.

4.	STOCKHOLDERS’ EQUITY

As of June 30, 2018, the Company had 57,475,022 shares of common stock issued and outstanding.

The following provides a detailed description of the stock-based transactions completed during the six months ended June 30, 2018:

During the six months ended June 30, 2018, the Company issued 1,781,854 shares of common stock upon the exercise of stock options and received cash consideration totaling $873,257 upon payment of the exercise price for the options.

During the six months ended June 30, 2018, the Company issued 581,897 shares of common stock in exchange for services totaling $7,647,350, which includes the expense activity in our 2015 Agent Equity Program.

During the six months ended June 30, 2018, the Company issued 130,999 shares of common stock in exchange for services totaling $12,268,713, which included the expense activity for Real Estate Agent Growth and Other Incentive Programs.

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

During the six months ended June 30, 2018 and 2017, the Company issued 581,897 and 667,141 shares of common stock, respectively, to agents and brokers for total consideration of $7,647,350 and $2,244,743, respectively, for the settlement of commissions payable inclusive of the 20% non-cash charge for the discount.

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

The following table illustrates the Company’s stock activity for the Real Estate Agent Growth Incentive Program for the following periods:

	Shares	Weighted Average Fair Value
Balance, December 31, 2016	3,057,879	$4.05
Granted	2,024,498	7.60
Issued	(1,457,538)	5.27
Forfeited	(565,774)	4.76
Balance, December 31, 2017	3,059,065	$7.60
Granted	568,773	10.97
Issued	(54,180)	8.20
Forfeited	(208,682)	7.37
Balance, June 30, 2018	3,364,976	$11.20

As of June 30, 2018, the Company had 1,601,369 unvested stock awards and 3,364,976 expected to vest, respectively, with unrecognized compensation costs totaling $17,842,858.

Stock Option Awards

During the six months ended June 30, 2018, the Company granted 190,000 stock options with an estimated grant date fair value of $1,979,657. The assumptions used to estimate the grant date fair value of the awards issued for the six months ended June 30, 2018 include: expected volatility based on historical stock prices ranging from 137.5% to 153.7; an average expected term between 6.25 and 10 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.6%; and no dividend payments.

The following table illustrates the Company’s stock option activity for the following periods:

	Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2016	10,747,558	$0.67	3.56	7.75
Granted	2,848,231	3.76	–	6.15
Exercised	(181,572)	0.26	6.86	–
Forfeited	(2,540,925)	2.31	3.20	–
Balance, December 31, 2017	10,873,292	$1.50	5.08	6.65
Granted	190,000	11.67	(0.35)	9.54
Exercised	(1,781,854)	0.51	11.84	–
Forfeited	(296,166)	3.64	9.18	–
Balance, June 30, 2018	8,985,272	$1.24	10.08	6.37
Exercisable at June 30, 2018	6,660,124	0.57	7.83	4.18
Vested at June 30, 2018	6,912,154	$0.65	8.06	4.42

As of June 30, 2018, the total unrecognized compensation cost associated with options was approximately $7,699,755.

5.	DEBT

We have a $500,000 line of credit with a variable interest rate computed on a 360-day year. The variable interest rate is the higher of either 1) the Prime Rate in effect on such day, 2) Daily One Month LIBOR plus one and one-half percent (1.5%), or 3) the Federal Funds Rate plus one and one-half percent (1.5%). The line of credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make significant investments, dispose of assets and make distributions without prior consent. The line of credit is secured by accounts receivable. The line of credit contains certain financial covenants, including a fixed charge coverage ratio and a tangible net worth. At June 30, 2018, we were in compliance with all of the financial covenants under the line of credit.

As of June 30, 2018, we had no amount outstanding under the line of credit.

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

OVERVIEW

Our Company

eXp World Holdings, Inc., (the “Company”, “eXp”, “we”, “us”, “our”), is a holding company with our main operating division being a cloud-based international residential real estate brokerage (“eXp Realty”), the largest single owned residential real estate brokerage by geography in North America. We operate across the United States and in the provinces of Alberta, Ontario and British Columbia, Canada. Our operations are focused on the use of cloud-based technologies in order to grow an international brokerage without the burden of physical brick and mortar offices or redundant staffing costs. Our technology focus includes the development of a proprietary cloud based real estate transactional platform.

Continued Accelerated Growth

During the six-month period ended June 30, 2018, we increased our net real estate brokerage agent and broker base by 82%, from approximately 6,511 at December 31, 2017 to 11,856 at June 30, 2018. These increases occurred in both new and existing geographical markets and contributed to our revenue increases of 218.1% and 234.9% as compared to the six months and three months ended June 30, 2017, respectively. In early July, the Company made modifications to its internal tracking of agent count. This led to a discrepancy in the agent count reported above and agent count reported in a Press Release dated June 19, 2018, when we reported an agent count in excess of 12,000. The discrepancy, as a result of internal modifications, has been remedied.

The rate of growth of our agent and broker base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry generally. We cannot assure you that we will be able to maintain our recent agent growth rate or that our agent and broker base will continue to expand in future periods.

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

Outlook

As we continue to scale the organization in the coming years and increase market share, we seek to realize gross margins at or near low double digits, resulting in Adjusted EBITDA margins in the lower single digits. See “Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA. The Company aspires to end the current fiscal year with an agent count between 16,000 and 20,000.

These operating goals are not forecasts and do not reflect our expectations, but rather are aspirational targets for future performance that may never be realized. These statements involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from those expressed in them. Factors include, among others, (i) changes in demand for the Company’s services and changes in consumer behavior; (ii) macroeconomic conditions beyond our control; (iii) the Company’s ability to effectively maintain its infrastructure to support its operations and initiatives; (iv) the impact of governmental regulations related to the Company’s operations; and other factors, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

RECENT BUSINESS DEVELOPMENTS

Initiatives

As the organization continues to grow and in an effort to support our rapidly growing agent base, we believe it is important to continue building our culture in alignment with long term goals of the Company. During this period, we hired an executive director of eXp Realty University’s education and training program to build an even more robust education and training program that the Company offers to all of our agents. Our goal is to improve agent knowledge while building and enhancing their business skills as well as their productivity. Our new executive director of eXp Realty University has been a leader in the real estate industry for more than 14 years and is a professional speaker, coach and certified continuing education instructor.

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

MARKET CONDITIONS AND INDUSTRY TRENDS

According to the National Association of Realtors (NAR), home sale transactions of single family homes volume decreased 2.3% in the second quarter of 2018. Factors that may have contributed to the decline in homesales transactions include mortgage rate increases, inventory constraints and income tax reform.

Also, according to the NAR, the composite housing affordability index decreased to 141.2 (preliminary) for May 2018 from 148.2 for June 2017.  However, the housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.

The favorable housing affordability index is due in part to favorable mortgage rate conditions. Although mortgage rates increased approximately 50 basis points from June 30, 2017 to June 30, 2018, the rates continue to be at historically low levels. While any increase to mortgage rates can adversely impact housing affordability, we believe that rising wages, improving consumer confidence and continued low inventory levels will result in favorable demand conditions and existing home sale volume growth.

According to the Federal Housing Finance Agency, mortgage rates on commitments for 30-year, conventional, fixed-rate first mortgages averaged 4.0% for 2017 and the rate rose to 4.7% in June 2018. To the extent mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter-term mortgages which can be utilized to obtain a mortgage rate that is lower than a comparable 30-year fixed-rate mortgage.

Despite rising mortgage rates, mortgage rates remain low. Partially offsetting the positive impact of low mortgage rates are low housing inventory levels. According to NAR, the inventory of existing homes for sale in the U.S. decreased 4.6% (preliminary) as of June 30, 2018, compared to the same period in 2017. The inventory represents a national average supply of 4.1 (preliminary) months, as of June 30, 2018, at the current homesales pace which is up from 3.9 months for 2017.

While increasing mortgage rates and higher home prices may negatively impact housing affordability, demand remains favorable by rising wages, availability of alternative mortgage arrangements and improving consumer confidence.

Existing Home Sales

For the quarter ended June 30, 2018, NAR existing home sale transactions decreased 1.3% to $5.4 million (preliminary), compared to the same period in 2017. During this same period, eXp Realty home sales units increased 201% to 29,376and home sales volume increased 230.3% to $7.6 billion compared to the same period in 2017. Our home sale transactions growth was directly related to the growth of our agent base.

As of their most recent releases, NAR is forecasting existing home sales to decrease 0.4% in 2018 and increase 2.4% in 2019.

Existing Home Sale Price

We believe primary drivers to the long-term demand for housing and the growth of our company to support that demand are housing affordability, the general economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, job growth, the inherent benefits of owning a home versus renting and the influence of local housing dynamics of supply versus demand. As of June 30, 2018, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty. Regardless of whether the housing market continues to grow or slows, eXp Realty expects to adhere to its low-cost, high-engagement model, affording a growing number of agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a wide range of economic conditions.

Results of Operations

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Revenues

During the three-month period ended June 30, 2018 revenues increased $91.6 million to $130.5 million as compared to the three-month period ended June 30, 2017, or 234.9%. The increase as compared to the prior period is a direct result of the increase in our sales agent base.

Operating Expenses

	Three Months Ended
	June 30,
	2018	2017	$ Change	% Change

Operating expenses:
Cost of revenues	$118,119,212	$34,740,874	83,378,338	240.0%
General and administrative	12,988,835	5,692,647	7,296,188	128,2
Professional fees	596,781	318,383	278,398	87.4
Sales and marketing	710,368	348,823	361,545	103.7
Total operating expenses	$132,415,196	$41,100,727	$91,314,469

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase in cost of revenue, compared to the comparable prior year period, was primarily attributable to a higher amount of revenues and increase in agent commissions paid.

General and administrative expenses include costs related to wages, including stock compensation, dues, operating leases, utilities, travel and other general overhead expenses. The increase in general and administrative costs, compared to the comparable prior year period, was driven primarily by the increase in compensation expenses of $2.0 million and increase in stock compensation expense of $3.2 million. The increase in stock options and stock compensation expense is affected by awards granted, awards exercised and/or awards forfeited throughout the year. Awards granted, issued and forfeited are more fully disclosed in Note 4, Stockholders’ Equity, of the Consolidated Financial Statements. Also impacting the increase in stock compensation expense was the increase in our stock price and the increase in shares granted for our equity incentive program whereby agents and brokers of eXp Realty become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks.

Professional fees include costs related to legal, accounting and other consultants. The increase in professional fees, compared to the comparable prior year period, were primarily driven by an increase in audit costs of $0.2 million.

Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The increase in sales and marketing expenses, compared to the comparable prior year period was primarily due to increased cost in lead capture of $0.3 million.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

During the six-month period ended June 30, 2018 revenues increased $132.0 million to $192.5 million as compared to the six-month period ended June 30, 2017, or 218.1%. The increase as compared to the prior period is a direct result of the increase in our sales agent base.

Operating Expenses

	Six Months Ended
	June 30,
	2018	2017	$ Change	% Change

Operating expenses:
Cost of revenues	$173,820,728	$53,701,009	120,119,719	223.7%
General and administrative	28,677,583	10,468,528	18,209,055	173,9
Professional fees	1,189,146	682,843	506,303	74.2
Sales and marketing	1,356,165	650,045	706,120	108.6
Total operating expenses	$205,043,622	$65,502,425	$139,541,197

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase in cost of revenue, compared to the comparable prior year period, was primarily attributable to a higher amount of revenues and increase in agent commissions paid.

General and administrative expenses include costs related to wages, including stock compensation, dues, operating leases, utilities, travel and other general overhead expenses. The increase in general and administrative costs, compared to the comparable prior year period, was driven primarily by the increase in compensation expenses of $4.0 million and increase in stock compensation expense of $10.9 million. The increase in stock options and stock compensation expense is affected by awards granted, awards exercised and/or awards forfeited throughout the year. Awards granted, issued and forfeited are more fully disclosed in Note 4, Stockholders’ Equity, of the Consolidated Financial Statements. Also impacting the increase in stock compensation expense was the increase in our stock price and the increase in shares granted for our equity incentive program whereby agents and brokers of eXp Realty become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks.

Professional fees include costs related to legal, accounting and other consultants. The increase in professional fees, compared to the comparable prior year period, were primarily driven by an increase in audit costs of $0.4 million.

Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The increase in sales and marketing expenses, compared to the comparable prior year period, was primarily due to increased cost in lead capture of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2018	2017	Change

Current assets	$42,115,329	$13,098,918	$29,016,411
Current liabilities	(29,134,512)	(10,376,460)	(18,758,052)
Net working capital	$12,980,817	$2,722,458	$10,258,359

For the six months ended June 30, 2018, net working capital increased $10.3 million, to $13.0 million, primarily due to an increase in cash of $10.9 million and commissions receivable of $15.1 million resulting from pending real estate transactions. In correlation to the number of pending real estate transactions, accrued expenses, which include commissions payable, and salaries payable, increased $16.4 million.

The following table presents our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months ended
	June 30,
	2018	2017	$ Change

Cash provided by operating activities	$12,529,193	$936,893	$11,592,300
Cash used in investment activities	(828,533)	(548,758)	(279,775)
Cash provided by financing activities	873,257	130,639	742,618

For the six months ended June 30, 2018, cash provided by operating activities increased $11.6 million. The change resulted primarily from the increased volume in our sales transactions and higher commissions receivable. In correlation with our increased volume in sales transactions, we incurred higher expenses, specifically commissions payable.

For the six months ended June 30, 2018, our investing activities consisted of additional expenditures related to the on-going development of our internal use software. As we continue to develop and refine our cloud-based platforms, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

For the six months ended June 30, 2018, we generated approximately $0.9 million in cash flows from financing activities primarily related to the exercise of options to purchase 1,781,854 shares of common stock.

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

Revenue Recognition

The Company serves as a licensed broker in the states in which it operates for the purpose of processing residential real estate transactions. The Company is contractually obligated to provide services for the fulfillment of transfers of residential real estate between buyers and sellers. The Company provides these services itself and controls the service necessary to legally transfer the residential real estate. Correspondingly, the Company is defined as the Principal. The Company, as Principal, satisfies its obligation upon the closing of a residential real estate transaction. As Principal, and upon satisfaction of our obligation, the Company recognized revenue in the gross amount of consideration to which we expect to be entitled to.

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

NON-GAAP FINANCIAL MEASURES

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We define the non-GAAP financial measure of Adjusted EBITDA to mean net income (loss), excluding interest income (expense), income tax benefit (expense), depreciation and amortization; stock-based compensation expense, and stock option expense.

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of stock and stock option expenses, which vary significantly from period to period based on fluctuations in the Company’s stock price, provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations.

We are presenting the non-GAAP measure of Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management, and because we believe that this measure provides an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to Net Income (Loss), the closest comparable GAAP measure. Some of these limitations are that:

•	Adjusted EBITDA excludes stock-based compensation expense (and related payroll tax expense) and stock option expense, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

•	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Net income / (loss)	$(12,583,003)	$(5,047,116)
Interest	–	5,477
Taxes	44,720	48,338
Depreciation & Amortization	330,879	94,702
Stock compensation expense	12,268,711	1,403,377
Stock option expense (benefit)	2,483,671	2,593,930
Adjusted EBITDA	$2,544,978	$(901,292)

	For the Three Months Ended
	June 30, 2018	June 30, 2017
Net income / (loss)	$(1,886,658)	$(2,147,296)
Interest	–	3,762
Taxes	14,270	23,747
Depreciation & Amortization	147,558	81,437
Stock compensation expense	3,989,602	757,145
Stock option expense (benefit)	1,181,969	1,126,195
Adjusted EBITDA	$3,446,741	$(155,010)

The primary impact on Adjusted EBIDTA is stock compensation expense. Stock compensation expense increased $10.9 million and $3.2 million for the six months ended and three months ended June 30, 2018, respectively, compared to the same period in 2017. Stock compensation expense is affected by awards granted, awards exercised and/or awards forfeited throughout the year. Awards granted, issued and forfeited are more fully disclosed in Note 4, Stockholders’ Equity, of the Consolidated Financial Statements. Also impacting the increase in stock compensation expense was the increase in our stock price and the increase in shares granted for our equity incentive program whereby agents and brokers of eXp Realty become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2018.

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

During 2018, management has been actively engaged in remediation efforts to address the material weaknesses summarized above, including the following:

To address the above material weaknesses, management has implemented additional training programs associated with accounting for equity-based payments to employees and non-employees. The Company has engaged the services of a third-party software servicer to ensure consistency in the identification and classification of current share-based payments as well as future share-based payment arrangements. It will also ensure proper and consistent U.S. GAAP reporting for our equity instruments. The Company completed an analysis of the historical option grants to ensure that they have been correctly recorded. The Company has also reviewed its revenue recognition policies and trained staff to ensure compliance with US GAAP. We continue to hire qualified personnel who have a greater understanding of accounting principles. The Company will test the continued effectiveness of the new controls over stock compensation and revenue subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

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

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, as filed with SEC on April 17, 2018, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

We may be unable to maintain our agent growth rate, which would adversely affect our revenue growth and results of operations.

We have experienced rapid and accelerating growth in our real estate broker and agent base. During the year ended December 31, 2017, our net agent and broker base grew by 171%, from 2,401 agents and brokers at December 31, 2016, to 6,511 agents and brokers at December 31, 2017. During the first six month of 2018, our net agent and broker base has grown by 82% to 11,856 agents and brokers at June 30, 2018. Because we derive revenue from real estate transactions in which our brokers and agents receive commissions, increases in our agent and broker base correlate to increases in revenues, and the rate of growth of our revenue correlates to the rate of growth of our agent and broker base. The rate of growth of our agent and broker base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry generally. We cannot assure you that we will be able to maintain our recent agent growth rate or that our agent and broker base will continue to expand in future periods. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

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

eXp World Holdings, Inc.
(Registrant)

Date: August 13, 2018	/s/ Alan Goldman
Alan Goldman
Chief Financial Officer (Principal Financial Officer)

