Form 10-Q
period 2018-09-30
EXP World Holdings, Inc.
filed 2018-11-13
CIK 1495932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes [   ]    No [X]

There were 59,036,937 shares of Common Stock, $.00001 par value, of the registrants outstanding as of October 15, 2018.

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

While no list of uncertainties could be complete, some factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: current and future business and economic uncertainties may adversely affect our revenues, profitability and financial condition; changes in the residential mortgage markets and housing markets may adversely affect our earnings and financial condition; our earnings may decrease because of increases or decreases in interest rates; we are exposed to capital markets risk related to changes in foreign exchange rates which may adversely affect our results of operations, financial condition and cash flows; our business, financial condition and results of operations could be adversely affected by new government regulations; potential inability to attract and retain skilled personnel, including real estate agents, could harm our business; we may pursue strategic opportunities which could result in operating difficulties or dilution; assertions of claims, lawsuits and proceedings against us could harm our business, results of operations and reputation; changes in the United States or other monetary or fiscal policies and regulations that impact the real estate market; and our potential inability to list our securities on any securities exchange or market.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(unaudited)

September 30, 2018

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,093,710	$4,672,034
Restricted cash	2,717,187	923,193
Accounts receivable, net of allowance $345,032 and $179,759, respectively	21,183,291	6,912,657
Prepaids and other assets	757,540	591,034
TOTAL CURRENT ASSETS	46,751,728	13,098,918
OTHER ASSETS
Fixed assets, net	2,319,415	1,538,213
TOTAL OTHER ASSETS	2,319,415	1,538,213
TOTAL ASSETS	$49,071,143	$14,637,131

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,527,470	$635,087
Customer deposits	2,717,187	923,193
Accrued expenses	21,181,935	8,818,180
TOTAL CURRENT LIABILITIES	25,426,592	10,376,460

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 58,968,762 and 54,962,535 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	589	550
Additional paid-in capital	79,195,251	36,848,041
Accumulated deficit	(55,557,542)	(32,596,374)
Accumulated other comprehensive income (loss)	6,253	8,454

TOTAL STOCKHOLDERS' EQUITY	23,644,551	4,260,671
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,071,143	$14,637,131

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$157,236,070	$47,371,745	$349,741,409	$107,880,869

Operating expenses
Cost of revenues	145,740,264	42,903,624	319,560,992	96,604,633
General and administrative	14,769,707	9,175,260	43,447,290	19,643,788
Professional fees	581,723	223,811	1,770,869	906,654
Sales and marketing	774,479	380,452	2,130,644	1,030,497

Total expenses	161,866,173	52,683,147	366,909,795	118,185,572

Net loss from operations	(4,630,103)	(5,311,402)	(17,168,386)	(10,304,703)

Other income and (expenses)
Interest income (expense)	9,387	(58)	9,387	(5,535)
Total other income and (expenses)	9,387	(58)	9,387	(5,535)

Loss before income tax expense	(4,620,716)	(5,311,460)	(17,158,999)	(10,310,238)

Income tax expense	(7,455)	(3,277)	(52,175)	(51,615)

Net loss	$(4,628,171)	$(5,314,737)	$(17,211,174)	$(10,361,853)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.08)	$(0.10)	$(0.30)	$(0.20)
Diluted from continuing operations	$(0.08)	$(0.10)	$(0.30)	$(0.20)

Weighted average shares outstanding
Basic	58,360,233	53,335,822	57,069,377	52,837,134
Diluted	58,360,233	53,335,822	57,069,377	52,837,134

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,628,171)	$(5,314,737)	$(17,211,174)	$(10,361,853)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(10,721)	856	(2,201)	3,669
Comprehensive loss	$(4,638,892)	$(5,313,881)	$(17,213,375)	$(10,358,184)

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(17,211,174)	$(10,361,853)
Adjustments to reconcile net loss
to cash provided by operating activities:
Depreciation	570,910	207,189
Stock compensation expense	16,507,378	3,761,254
Stock option expense	3,586,726	4,565,324
Agent equity program	14,746,702	3,968,505

Changes in operating assets and liabilities:
Accounts receivable	(14,273,358)	(4,530,272)
Prepaids and other assets	(122,271)	(321,576)
Customer deposits	1,793,994	652,405
Accounts payable	892,383	95,019
Accrued expenses	12,363,755	5,013,111

CASH PROVIDED BY OPERATING ACTIVITIES	18,855,045	3,049,106

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,396,346)	(849,764)

CASH USED IN INVESTING ACTIVITIES	(1,396,346)	(849,764)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	142,158
Repurchase and retirement of subsidiary common stock	-	(3,607)
Proceeds from exercise of options	1,749,896	20,000
Principal payments of notes payable	-	(35,778)

CASH PROVIDED BY FINANCING ACTIVITIES	1,749,896	122,773
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	7,075	(6,408)

Net change in cash, cash equivalents and restricted cash	19,215,670	2,315,707

Cash, cash equivalents and restricted cash, beginning of period	5,595,227	2,166,312
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,810,897	$4,482,019
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$-	$920
Cash paid for income taxes	$52,175	$57,484

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset purchases in accounts payable	$44,235	$117,235

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Expressed in U.S. dollars)

(Unaudited)

1.	BASIS OF PRESENTATION

eXp World Holdings, Inc. (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008.  Through various operating subsidiaries, the Company operates a cloud-based real estate brokerage operating in all U.S. States, the District of Columbia and the provinces of Alberta, British Columbia and Ontario, Canada.  The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

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

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.

2.SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$22,093,710	$4,672,034
Restricted cash	2,717,187	923,193
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$24,810,897	$5,595,227

We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.  In November 2016, the FASB issued ASU No. 2016-18 – Statement of Cash Flows (Topic 240) which changed the classification and presentation of restricted cash on the statement of cash flows.  The Company adopted the new standard on January 1, 2018.  As a result, restricted cash was reclassified from cash provided from operating activities to cash, cash equivalents and restricted cash on the condensed consolidated statement of cash flows.

For the nine months ended September 30, 2017, the change in restricted cash of $652,405 was reclassified.

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers.  The Company recognizes a corresponding customer deposit liability until the funds are released.  Restricted cash totaled $2,717,187 and $923,193 at September 30, 2018 and December 31, 2017, respectively.

Revenue Recognition

Effective January 1, 2018, the Company adopted the new revenue standard using the modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings.  Adoption of the new standard did not require the Company to make an adjustment to the opening balance.

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing real estate transactions.  The Company is contractually obligated to provide for the fulfillment of transfers of real estate between buyers and sellers.  The Company provides these services itself and controls the service necessary to legally transfer the real estate.  Correspondingly, the Company is defined as the Principal.  The Company, as Principal, satisfies its obligation upon the closing of a real estate transaction.  As Principal, and upon satisfaction of our obligation, the Company recognized revenue in the gross amount of consideration to which we expect to be entitled to.

Revenue is derived from assisting buyers and sellers in listing, marketing, selling and finding real estate.  Commissions earned on real estate transactions are recognized at the completion of a real estate transaction.

Stock Compensation

The Company accounts for all stock‑based compensation granted to employees and non‑employees using a fair value method. Stock‑based compensation awarded to employees is measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight‑line basis, net of forfeitures. Prior to the adoption of ASU 2018-07 on July 1, 2018 described below in "Recently Adopted Accounting Pronouncements", stock‑based compensation awarded to non‑employees under our Real Estate Agent Growth Program and Stock Option Awards Plan was subject to revaluation over its vesting term. Subsequent to the adoption of ASU 2018-07, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees. The Company reduces recorded stock‑based compensation for forfeitures when they occur.

The Company early adopted ASU 2018-07 on July 1, 2018, using the modified retrospective method.  The reported results for 2018 reflect the application of ASC 718 guidance for non-employee share-based awards while the reported results for 2017 were prepared under the guidance of ASC 505 for non-employee stock-based compensation.  The adoption of ASU 2018-07 for non-employee stock-based compensation represents a change in accounting principle that more closely aligns the accounting for stock-based compensation for employee and non-employee share-based payment awards.

The cumulative effect of applying the new guidance to all non-employee share-based payment awards was recorded as an adjustment to accumulated deficit as of the adoption date.  As a result of applying the modified retrospective method to adopt the new stock-based compensation guidance, an adjustment of $5.7 million was made to the opening balance of accumulated deficit and additional paid-in capital as of January 1, 2018.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07 – Compensation – Stock Compensation (Topic) 718.  The ASU was issued as part of its Simplification Initiative to reduce costs and complexities of financial reporting.  ASU No. 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services.  Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  Currently, share-based payments transactions to nonemployees are measured at fair value and remeasured at each reporting date through the date of final vesting.  This ASU changes the guidance related to the determination of the measurement date.  Under the new guidance, equity-classified awards would be measured at the grant date.  This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.  Early adoption is permitted if financial statements have not yet been issued.  The Company elected to early-adopt ASU No. 2018-07 effective July 1, 2018 using the modified retrospective application with a cumulative-effect adjustment to the opening balance of accumulated deficit and additional paid-in-capital as of the beginning of the fiscal year.

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

3.FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of	As of
	September 30, 2018	December 31, 2017

Computer hardware and software	$3,017,136	$1,982,749
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	3,023,046	1,988,659
Less: accumulated depreciation and amortization	(1,021,354)	(450,446)
Depreciable property, net	2,001,692	1,538,213
Assets under development	317,723	–
Fixed assets, net	$2,319,415	$1,538,213

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $570,910 and $207,189, respectively.

Depreciation expense for the three months ended September 30, 2018 and 2017 was $240,031 and $112,487, respectively.

4.STOCKHOLDERS’ EQUITY

As of September 30, 2018, the Company had 58,968,762 shares of common stock issued and outstanding.

The following provides a detailed description of the stock-based transactions completed during the nine months ended September 30, 2018:

During the nine months ended September 30, 2018, the Company issued 2,256,550 shares of common stock upon the exercise of stock options and received cash consideration totaling $1,749,896 upon payment of the exercise price for the options.

During the nine months ended September 30, 2018, the Company issued 989,098 shares of common stock in exchange for services totaling $14,746,702, which includes the expense activity in our 2015 Agent Equity Program.

During the nine months ended September 30, 2018, the Company issued 742,842 shares of common stock in exchange for services totaling $16,507,378, which included the expense activity for Real Estate Agent Growth and Other Incentive Programs.

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

During the nine months ended September 30, 2018 and 2017, the Company issued 989,098 and 1,197,422 shares of common stock, respectively, to agents and brokers for total consideration of $14,746,702 and $3,968,505 respectively, for the settlement of commissions payable inclusive of the 20% non-cash charge for the discount.

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

The following table illustrates the Company’s stock activity for the Real Estate Agent Growth Incentive Program for the following periods:

		Weighted Average
	Shares	Fair Value
Balance, December 31, 2016	3,057,879	4.05
Granted	2,024,498	7.60
Issued	(1,457,538)	5.27
Forfeited	(565,774)	4.76
Balance, December 31, 2017	3,059,065	7.60
Granted	2,052,246	11.58
Issued	(554,180)	12.66
Forfeited	(391,792)	5.87
Balance, September 30, 2018	4,165,339	11.61

As of September 30, 2018, the Company had 2,064,468 unvested stock awards and 4,165,339 expected to vest, respectively, with unrecognized compensation costs totaling $24,531,203.

Stock Option Awards

During the nine months ended September 30, 2018, the Company granted 345,000 stock options with an estimated grant date fair value of $3,318,089.  The assumptions used to estimate the grant date fair value of the awards issued for the nine months ended September 30, 2018 include: expected volatility based on historical stock prices ranging from 131.3% to 153.7%; an average expected term between 6.25 and 10 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.6%; and no dividend payments.

The following table illustrates the Company’s stock option activity for the following periods:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance, December 31, 2016	10,747,558	$0.67	3.56	7.75
Granted	2,848,231	3.76	-	6.15
Exercised	(181,572)	0.26	6.86	-
Forfeited	(2,540,925)	2.31	3.20	-
Balance, December 31, 2017	10,873,292	$1.50	5.08	6.65
Granted	345,000	11.67	6.72	9.29
Exercised	(2,256,549)	0.78	12.18	-
Forfeited	(311,112)	3.63	9.24	-
Balance, September 30, 2018	8,650,631	$1.46	16.93	6.08
Exercisable at September 30, 2018	6,681,491	0.66	13.55	4.20
Vested at September 30, 2018	6,799,066	$0.69	13.77	4.31

As of September 30, 2018, the total unrecognized compensation cost associated with options was approximately $7,867,752.

5.DEBT

We have a $1,000,000 line of credit with a variable interest rate computed on a 360-day year. The variable interest rate is the higher of either 1) the Prime Rate in effect on such day, 2) Daily One Month LIBOR plus one and one-half percent (1.5%), or 3) the Federal Funds Rate plus one and one-half percent (1.5%). The line of credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make significant investments, dispose of assets and make distributions without prior consent. The line of credit is secured by accounts receivable. The line of credit contains certain financial covenants, including a fixed charge coverage ratio and a tangible net worth. At September 30, 2018,  we were in compliance with all of the financial covenants under the line of credit.

As of September 30, 2018, we had no amount outstanding under the line of credit.

6.SUBSEQUENT EVENTS

On October 25, 2018, eXp Realty, LLC, entered into agreement with RealTNow, LLC, whereby eXp Realty, LLC purchased certain technology and intellectual property of the ShowMeNow application to expand our products and service offerings.  ShowMeNow is an on-demand, home tour mobile application that enables home shoppers to request immediate access to properties, giving buyers flexible, real-time access to properties.  The acquisition was not material.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our consolidated financial statements and related notes included elsewhere within this report.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements.  See “Forward-Looking Statements” and “Part II, Item 1 A – Risk Factors” for a discussion of certain risks, uncertainties and assumptions associated with these statements.

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

Continued Accelerated Growth

During the nine-month period ended September 30, 2018, we increased our net real estate brokerage agent and broker base by 112.9%, from 6,511 at December 31, 2017 to 13,859 at September 30, 2018.  These increases occurred in both new and existing geographical markets and contributed to our revenue increases of 224.2% and 231.9% as compared to the nine months and three months ended September 30, 2017, respectively.

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

 Agent Ownership

The Company maintains an equity incentive program whereby agents and brokers of eXp Realty can become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under this program, agents and brokers who qualify can be issued shares of the Company’s common stock.

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

RECENT BUSINESS DEVELOPMENTS

Initiatives

As the organization continues to grow, and in an effort to support our rapidly growing agent base, we believe it is important to continue building our culture in alignment with long term goals of the Company.  In the first quarter, we hired an executive director of eXp Realty University’s education and training program to build an even more robust education and training program that the Company offers to all of our agents.  Our goal is to improve agent knowledge while building and enhancing their business skills as well as their productivity.  Our new executive director of eXp Realty University has been a leader in the real estate industry for more than 14 years and is a professional speaker, coach and certified continuing education instructor.

To foster our agents’ career growth, we have made improvements to our mentoring program which allows the Company to bring on new agents that are newer to the business with less experience and pair them with experienced agents in their local markets.  Additionally, we continue to build our marketing department in an effort to create and design all agent marketing materials to market listings of properties, as well as general marketing for business development.

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

MARKET CONDITIONS AND INDUSTRY TRENDS

According to the National Association of Realtors (NAR), existing home sale transactions of single family homes decreased 6.5% during the first three quarters of 2018.  During this same period, the average homesales price increased 4.4%.  Factors that may have contributed to the decline in homesales transactions include mortgage rate increases, continued inventory constraints and income tax reform.

The inventory of existing homes for sale in the U.S. decreased 1.1% (preliminary) as of September 30, 2018, compared to the same period in 2017.  The inventory represents a national average supply of 4.4 (preliminary) months, as of September 30, 2018, at the current homesales pace which is up from 3.9 months as of December 31, 2017.

Also, according to the NAR, the composite housing affordability index decreased to 141.2 (preliminary) for August 2018 from 158.8 for September 2017.  However, the housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.  The favorable housing affordability index is due in part to favorable mortgage rate conditions. Although mortgage rates increased approximately 70 basis points from September 30, 2017 to September 30, 2018, the rates continue to be at historically low levels.

According to the Federal Housing Finance Agency, mortgage rates on commitments for 30-year, conventional, fixed-rate first mortgages averaged 4.2% for 2017 and the rate rose to 4.8% (preliminary) in August 2018. To the extent mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter-term mortgages which can be utilized to obtain a mortgage rate that is lower than a comparable 30-year fixed-rate mortgage.

While increasing mortgage rates and higher home prices may negatively impact housing affordability, demand remains favorable by rising wages, availability of alternative mortgage arrangements and improving consumer confidence.

Factors that may negatively affect growth in the housing industry include prolonged periods of slow economic growth, increased prevalence of unemployment, increasing mortgage interest rates, increase in home sales prices, insufficient inventory levels, regulations imposed by local, state and federal government agencies, geopolitical instability, first time home buyers inability to save due to increasing rent prices and adverse shifts in consumer attitudes towards home ownership.

Existing Home Sales

For the nine months ended September 30, 2018, NAR existing home sale transactions decreased 4.1% to 5.2 million (preliminary), compared to the same period in 2017.  During this same period, eXp Realty home sales units increased 205.4% to 52,594 and home sales volume increased 234.7% to $13.9  billion compared to the same period in 2017.  Our home sale transactions growth was directly related to the growth of our agent base.

As of their most recent releases, NAR is forecasting existing home sales to decrease 1.6% for the remainder of 2018 and increase 2.0% in 2019.

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

As of September 30, 2018, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty.

Regardless of whether the housing market continues to grow or slows, the Company is positioned to adhere to its low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

Results of Operations

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Revenues

During the three-month period ended September 30, 2018 revenues increased $109.9 million to $157.2 million as compared to the three-month period ended September 30, 2017, or 231.9%.  The increase as compared to the prior period is a direct result of the 179% increase in our sales agent base to over 13,800 agents. Operating Expenses

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change

Operating expenses:
Cost of revenues	$145,740,264	$42,903,624	$102,836,640	239.7%
General and administrative	14,769,707	9,175,260	5,594,447	61.0
Professional fees	581,723	223,811	357,912	159.9
Sales and marketing	774,479	380,452	394,027	103.6
Total operating expenses	$161,866,173	$52,683,147	$109,183,026

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase in cost of revenues, compared to the comparable prior year period, was primarily attributable to a higher amount of revenues and increase in agent commissions paid. As we continue to attract agents who produce at higher than average levels, these agents typically earn high commission payout rates resulting in a lower margin on their specific production.

General and administrative expenses include costs related to wages, including stock compensation, dues, operating leases, utilities, travel and other general overhead expenses. The increase in general and administrative costs, compared to the comparable prior year period, was driven primarily by the increase in compensation expenses of $3.1 million, increase in stock compensation expense of $1.9 million as a result of an increase in awards granted and decrease in stock options expense of $.9 million resulting from fewer stock options granted compared to the comparable prior year period.  Stock compensation expense and stock options expense is affected by awards granted, awards exercised and/or awards forfeited throughout the year.  Awards granted, issued and forfeited are more fully disclosed in Note 4, Stockholders’ Equity, of the Consolidated Financial Statements.  Professional fees include costs related to legal, accounting and other consultants.  The increase in professional fees, compared to the comparable prior year period, were primarily driven by an increase of $.07 million in audit costs, $.09 million in legal fees and $.09 million in consulting costs.

Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The increase in sales and marketing expenses, compared to the comparable prior year period was primarily due to increased cost in lead capture of $0.3 million.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

During the nine-month period ended September 30, 2018 revenues increased $241.9 million to $349.7 million as compared to the nine-month period ended September 30, 2017, or 224.2%.  The increase as compared to the prior period is a direct result of the 179% increase in our sales agent base to over 13,800 agents.

Operating Expenses

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change

Operating expenses:
Cost of revenues	$319,560,992	$96,604,633	$222,956,359	230.8
General and administrative	43,447,290	19,643,788	23,803,502	121.2
Professional fees	1,770,869	906,654	864,215	95.3
Sales and marketing	2,130,644	1,030,497	1,100,147	106.8
Total operating expenses	$366,909,795	$118,185,572	$248,724,223

Cost of revenues includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase in cost of revenue, compared to the comparable prior year period, was primarily attributable to a higher amount of revenues and increase in agent commissions paid.  As we continue to attract agents who produce at higher than average levels, these agents typically earn high commission payout rates resulting in a lower margin on their specific production.

General and administrative expenses include costs related to wages, including stock compensation, dues, operating leases, utilities, travel and other general overhead expenses. The increase in general and administrative costs, compared to the comparable prior year period, was driven primarily by the increase in compensation expenses of $8.2 million, increase in stock compensation expense of $12.7 million resulting from an increase in awards granted and decrease in stock options expense of $1.0 million resulting from fewer stock options granted compared to the comparable prior year period.  Stock compensation expense and stock options expense is affected by awards granted, awards exercised and/or awards forfeited throughout the year.  Awards granted, issued and forfeited are more fully disclosed in Note 4, Stockholders’ Equity, of the Consolidated Financial Statements.

Professional fees include costs related to legal, accounting and other consultants.  The increase in professional fees, compared to the comparable prior year period, were primarily driven by an increase of $.4 million in audit costs, $.1 million in legal fees and $.1 million in stock transfer agent fees.

Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The increase in sales and marketing expenses, compared to the comparable prior year period, was primarily due to increased cost in lead capture of $.8 million.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2018	December 31, 2017	Change

Current assets	$46,751,728	$13,098,918	$33,652,810
Current liabilities	(25,426,592)	(10,376,460)	(15,050,132)
Net working capital	$21,325,136	$2,722,458	$18,602,678

For the nine months ended September 30, 2018, net working capital increased $18.6 million primarily due to an increase in cash of $17.4 million and commissions receivable of $10.0 million resulting from pending real estate transactions.  In correlation to the number of pending real estate transactions, accrued expenses, which include commissions payable, and salaries payable, increased $12.4 million.

The following table presents our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	$ Change

Cash provided by operating activities	$18,855,045	$3,049,106	$15,805,939
Cash used in investment activities	(1,396,346)	(849,764)	(546,582)
Cash provided by financing activities	1,749,896	122,773	1,627,123

For the nine months ended September 30, 2018, cash provided by operating activities increased $15.8 million.  The change resulted primarily from the increased volume in our sales transactions and increase in commissions receivable offset by an increase in stock compensation expense.  In correlation with our increased volume in sales transactions, we incurred increased expenses in commissions payable.

For the nine months ended September 30, 2018, our investing activities consisted of additional expenditures related to the on-going development of our internal use software.  As we continue to develop and refine our cloud-based platforms, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

For the nine months ended September 30, 2018, we generated approximately $1.7 million in cash flows from financing activities primarily related to the exercise of options to purchase 2,256,550 shares of common stock.

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

We have a line of credit which provides the Company may borrow up to $1,000,000.  We currently have no borrowings against the line of credit facility or any other term loan bank debt. In the event that additional financing is required in the future, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

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

Revenue Recognition

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing residential real estate transactions.  The Company is contractually obligated to provide services for the fulfillment of transfers of residential real estate between buyers and sellers.  The Company provides these services itself and controls the service necessary to legally transfer the residential real estate.  Correspondingly, the Company is defined as the Principal.  The Company, as Principal, satisfies its obligation upon the closing of a residential real estate transaction.  As Principal, and upon satisfaction of our obligation, the Company recognized revenue in the gross amount of consideration to which we expect to be entitled to.

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

Stock Based Compensation

The Company issues equity and equity linked instruments to employees and non-employees. Share-based payment awards are measured at the grant date fair value with compensation costs associated with those awards recognized over the requisite service period, which is generally the vesting period of the respective award.

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

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA.  In particular, we believe the exclusion of stock and stock option expenses, provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations.

We are presenting the non-GAAP measure of Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management, and because we believe this measure provides an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Net income / (loss)	$(17,211,174)	$(10,361,853)
Interest	(9,387)	5,535
Taxes	52,175	51,615
Depreciation & Amortization	570,910	207,189
Stock compensation expense	16,507,378	3,761,254
Stock option expense	3,586,726	4,565,324
Adjusted EBITDA	$3,496,628	$(1,770,936)

	For the Three Months Ended
	September 30, 2018	September 30, 2017
Net income / (loss)	$(4,628,171)	$(5,314,737)
Interest	(9,387)	58
Taxes	7,455	3,277
Depreciation & Amortization	240,031	112,487
Stock compensation expense	4,238,667	2,357,877
Stock option expense	1,103,055	1,971,394
Adjusted EBITDA	$951,650	$(869,644)

The primary impact on Adjusted EBIDTA is stock compensation expense.  Stock compensation expense increased $12.7 million and $1.9 million for the nine months ended and three months ended September 30, 2018, respectively, compared to the same period in 2017.  Stock compensation expense is affected by awards granted, awards exercised and/or awards forfeited throughout the year.  Awards granted, issued and forfeited are more fully disclosed in Note 4, Stockholders’ Equity, of the Consolidated Financial Statements.  Also impacting stock compensation expense was the adoption of ASU 2018-07 disclosed in Note 2, Summary of Significant Accounting Principles and the increase in shares granted for our equity incentive program whereby agents and brokers of eXp Realty become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks.

Item 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of September 30, 2018, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2017 and discussed below, our disclosure controls and procedures were not effective as of September 30, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management determined that our internal control over financial reporting was not effective based on the identification of certain material weaknesses in connection with the preparation and d audit of our consolidated financial statements as of the and for the year ended December 31, 2017. Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

During the third quarter of fiscal 2018,

•

Our internal controls failed to identify the mathematical error contained in the foreign currency translation calculation in the statement of cash flows of our foreign subsidiary that are incorporated in the consolidated financial statements.

During 2018, management has been actively engaged in remediation efforts to address the underlying causes of the material weaknesses summarized above, including the following:

To address the above material weaknesses, we have hired and continue to hire qualified personnel who have a greater understanding of accounting principles. The Company has engaged the services of a third-party software servicer to ensure consistency in the identification and classification of current share-based payments as well as future share-based payment arrangements. It will also ensure proper and consistent U.S. GAAP reporting for our equity instruments.  The Company has engaged third-party consultants to assist us with the evaluation of complex technical accounting matters and advise us on making further improvements to our internal controls over financial reporting.  We believe these additional resources will enable us to broaden the scope of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies.  The Company completed an analysis of the historical option grants to ensure that they have been correctly recorded. The Company has also reviewed its revenue recognition policies and trained staff to ensure compliance with US GAAP. The Company will test the continued effectiveness of the new controls over stock compensation and revenue subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

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

Item 1.LEGAL PROCEEDINGS

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

Item 1A.RISK FACTORS

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

We have experienced rapid and accelerating growth in our real estate broker and agent base. During the year ended December 31, 2017, our net agent and broker base grew by 171%, from 2,401 agents and brokers at December 31, 2016, to 6,511 agents and brokers at December 31, 2017. During the first nine months of 2018, our net agent and broker base has grown by 112.9% to 13,859 agents and brokers at September 30, 2018.  Because we derive revenue from real estate transactions in which our brokers and agents receive commissions, increases in our agent and broker base correlate to increases in revenues, and the rate of growth of our revenue correlates to the rate of growth of our agent and broker base.  The rate of growth of our agent and broker base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry generally.  We cannot assure you that we will be able to maintain our recent agent growth rate or that our agent and broker base will continue to expand in future periods. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our results of operations.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

Item 5.OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from our Form 14C filed on October 9, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference from our Form 14C filed on October 9, 2018)

10.1	First Amendment to eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on October 6, 2017)

10.2	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015)

31.1	Certification of the Chief Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

eXp World Holdings, Inc.
(Registrant)

Date: November 13, 2018	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)