Form 10-K
period 2018-12-31
EXP World Holdings, Inc.
filed 2019-03-18
CIK 1495932

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_]    No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp World Holdings, Inc. was approximately $204,027,200 based on 18,023,604 shares of common stock held by non-affiliates as of June 30, 2018, being $11.32 per share.

The number of shares of the registrant's $0.00001 par value common stock outstanding as of March 10, 2019 was 60,978,604.

1

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

While no list of uncertainties could be complete, some factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: current and future business and economic uncertainties may adversely affect our revenues, profitability and financial condition; changes in the residential mortgage markets and housing markets may adversely affect our earnings and financial condition; our earnings may decrease because of increases or decreases in interest rates;; our business, financial condition and results of operations could be adversely affected by new government regulations; potential inability to attract and retain skilled personnel, including real estate agents, could harm our business; we may pursue strategic opportunities which could result in operating difficulties or dilution; assertions of claims, lawsuits and proceedings against us could harm our business, results of operations and reputation; and changes in the United States or other monetary or fiscal policies and regulations that impact the real estate market.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1. BUSINESS

Overview

eXp World Holdings, Inc. (the “Company”; “we”, or “eXp”) was incorporated in the State of Delaware on July 30, 2008. The Company owns and operates its main operating division which is a cloud-based international residential real estate brokerage (“eXp Realty”). We focus our operations on the development and use of cloud-based technologies in order to grow an international brokerage without the burden of physical brick and mortar offices or redundant staffing costs.

Operations

We launched our operation in October 2009 with a small number of real estate agents in two states and ended the fiscal year 2018 with a team of over 15,500 real estate professionals, operating across all of the United States, and in the provinces of Alberta, British Columbia and Ontario, Canada. Except for certain employees who hold active real estate licenses, virtually all of our real estate professionals are independent contractors and are not our employees.

We operate over the internet through our website, http://exprealty.com and rely on a cloud-based platform to provide our residential real estate brokerage services. Through our website, buyers can search real-time property listings, and sellers list properties and gain exposure across the various geographic markets in which we operate. We also provide buyers and sellers access to a network of professional, consumer-centric agents and brokers. Additionally, we deliver marketing, training and other support services to our brokers and agents through a combination of proprietary technology enabled services, as well as technology and support services contracted to third parties. Our brokers and agents leverage our technology, services, data, lead generation and marketing tools to represent residential real estate buyers and sellers to list, find and consummate the purchase or sale of a home.

Internally, we use our technology to provide agents, teams of agents, and brokerage owners with opportunities for increased profitability, reduced risk, and greater levels of professional development while fostering an organizational culture that values collaboration, strength of community, and commitment to serving the consumer’s best interests. We provide agents, teams of agents, and brokers with the systems, support, professional development and infrastructure to survive and then thrive in unpredictable and, at times, challenging economic conditions. This includes delivering 24/7 access to collaborative tools and training for real estate agents and brokers.

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

Furthermore, we allow our brokers, some of whom are former real estate brokerage owners, to leverage our infrastructure to reduce their fixed costs and be empowered to build scalable teams of agents in any of the markets that we serve while preserving and enhancing the brokers’ personal brands. In this way our brokers can attract agents and build a co-brand in any markets currently served by the Company without any additional capital requirements.

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

Numerous real estate coaches provide training and classes to brokerages on a vendor basis or to individual agents outside of their brokerage relationship in the most cost-effective way to strengthen their skills and help them succeed. eXp Realty is working to develop a model and infrastructure for an internal coaching program which approaches the relationship between coach and agent with a similar philosophy. The needs of individual agents vary as do the methods of instruction that are most effective for their learning. This approach aims to offer coaching that draws upon, highlights, promotes and supports some of the best coaches in the industry based upon their individual talents and the corresponding fit to the particular needs to our individual, entrepreneurial professionals.

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

Consistent with our commitment to enabling and empowering agents and brokers in pursuit of building a scalable business and organization, our revenue sharing plan allows brokers and agents a financial mechanism to build teams across geographic borders without incurring any expense, oversight responsibility, or liability.

Our gross revenue sharing plan attains one of the industry’s longstanding compensation challenges by providing a vehicle through which agents and brokers can potentially stop actively selling real estate but still have a vested monthly revenue share plan distribution.

Our Markets

Our primary market is the United States.  We currently operate in all operating in all U.S. States, the District of Columbia and the provinces of Alberta, British Columbia and Ontario, Canada.

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

Software Development

Our Company continues to increase our investment in the development of our own cloud-based transaction processing platforms and further expand our products and service offerings. Throughout 2018, we have focused on creating process efficiencies and providing our agents and brokers with mobile applications designed to facilitate transactions in an efficient and consumer friendly way.  To further expand our products and service offerings, we purchased certain technology and intellectual property of ShowMeNow, an on-demand, home tour mobile application that enables home shoppers to request immediate access to properties, giving buyers flexible, real-time access to properties.

Government Regulation

We serve the residential real estate industry which is regulated by federal, state and local authorities as well as private associations or state sponsored associations or organizations. We are required to comply with federal, state, provincial, and local laws, as well as private governing bodies’ regulations, which combined results in a highly-regulated industry.

We are also subject to federal and state regulations relating to employment, contractor, and compensation practices. Except for certain employees who have an active real estate license, virtually all real estate professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation.

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

Employees

We ended fiscal year 2018 with 354 full-time employees and over 15,500 agents and brokers whom we classify as independent contractors.

Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We have successfully expanded our current management to retain skilled employees with experience relevant to our business and intent to continue with this initiative. Our management’s relationships with agents, brokers, technology providers, and customers will provide the foundation through which we expect to grow our business in the future. We believe the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

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

Risks Related to Our Business and Industry

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Under auditing standards established by the U.S. Public Company Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

During its evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2018, management identified material weaknesses in internal control over financial reporting related to our control environment, monitoring controls and certain control activities which resulted in errors mainly to revenue, accounts receivable and commission expense and could have resulted in errors in other financial statement line items.

See Part II, Item 9 – “Controls and Procedures.”

While we are in the process of identifying and implementing remedial measures to address the control deficiencies that led to the material weaknesses, there can be no assurance that remedial measures will prevent other control deficiencies or material weaknesses.  We may identify additional material weaknesses in our internal control over financial reporting in the future.  If we are unable to remediate the material weaknesses or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC may be adversely affected. The occurrence of, or failure to remediate, the material weaknesses and any further material weaknesses in our internal control over financial reporting may result in material misstatements as well as negatively impact the reliability of our financial statements, our reputation, our business and the trading price of our common stock.

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

We have experienced rapid and accelerating growth in our real estate broker and agent base. During the year ended December 31, 2018, our net agent and broker base grew by 139.1%, from 6,511 agents and brokers at December 31, 2017, to 15,570 agents and brokers at December 31, 2018. Because we derive revenue from real estate transactions in which our brokers and agents receive commissions, increases in our agent and broker base correlate to increases in revenues, and the rate of growth of our revenue correlates to the rate of growth of our agent and broker base.  The rate of growth of our agent and broker base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry generally.  We cannot assure you that we will be able to maintain our recent agent growth rate or that our agent and broker base will continue to expand in future periods. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our results of operations.

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

We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business and growth strategy, we evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses as well as other real estate brokerages. If we are not able to integrate acquisitions successfully, our operating results and prospects could be harmed. We have acquired new technology and operations, including our most recent acquisition of VirBELA and ShowMeNow application.  We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development.  The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions.  In addition, an acquisition could cause potentially dilutive issuances of equity securities or incurrence of debt.

Acquisitions are inherently risky, and any acquisitions we complete may not be successful.  Any acquisitions we pursue would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations and technologies of the companies we acquire, including higher than expected integration costs and longer integration periods;
•	diversion of our management’s attention from normal daily operations of our business;
•	our inability to maintain the customers, key employees, key business relationships and reputations of the businesses we acquire;
•	our inability to generate sufficient revenue or business efficiencies from acquisitions to offset our increased expenses associated with acquisitions;
•

our responsibility for the liabilities of the businesses we acquire, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition, or their infringement or alleged infringement of third party intellectual property, contract or data access rights prior to the acquisition;

•	difficulties in complying with new markets or regulatory standards to which we were not previously subject;
•	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire and increased risk that our internal controls will be ineffective;
•	adverse effects of acquisition activity on the key performance indicators we use to monitor our performance as a business; and
•	inability to fully realize intangible assets recognized through acquisitions and related non-cash impairment charges that may result if we are required to revalue such intangible assets.

Our failure to address these risks or any other challenges we encounter with our future acquisitions and investments could cause us to not realize all or any of the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business, which could negatively impact our operating results and financial condition.

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

Innovation has been critical to our ability to compete against other brokerages for clients and agents. For example, we have pioneered the utilization of a 3D immersive online office environment in the real estate market which reduces our need for office space and facilitates the transaction of business away from an office. If competitors follow our practices or develop innovative practices, our ability to achieve profitability may diminish or erode. For example, certain other brokerages could develop or license cloud-based office platforms that are equal to or superior to ours. If we do not remain on the forefront of innovation, we may not be able to achieve or sustain profitability.

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

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other real estate brokerages for qualified brokers who manage our operations in each state. We must also compete with technology companies for developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled service and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Additionally, in order to realize the potential benefits of acquisitions, we may need to retain employees from the acquired businesses or hire additional personnel to fully capitalize on the opportunities that such acquisitions may offer, and we may not be successful in retaining or attracting such individuals following an acquisition. From time to time in the past we have experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or continues to experience significant volatility, our ability to attract or retain key employees may be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

Tens of thousands of consumers, independent contractors, and employees have shared personal information with us during the normal course of our business processing real estate transactions. This includes, but is not limited to, social security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers, and email addresses.

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

Our policy and safeguards could be deemed insufficient if third parties with whom we have shared personal information fail to protect the privacy of that information. Our legal liability could include significant defense costs, settlement costs, damages and penalties, plus, damage our reputation with consumers, which could significantly damage our ability to attract customers. Any or all of these consequences would result in meaningful unfavorable impact on our brand, business model, revenue, expenses, income and margins.

Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies which we rely on to operate.

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

We depend on the industry experience and talent of our current executives, including our Chairman and Chief Executive Officer, Glenn Sanford; Chief Financial Officer, Jeff Whiteside, Chief Accounting Officer, Alan Goldman and Chief Executive Officer of eXp Realty, Jason Gesing. We believe that our future results will depend in part upon our ability to retain and attract highly skilled and qualified management. The loss of our executive officers could have a material adverse effect on our operations because other officers may not have the experience and expertise to readily replace these individuals. To the extent that one or more of our top executives or other key management personnel depart from the Company, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to our business. The Company does not have any key person insurance.

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

Glenn Sanford beneficially owns approximately 36% of our outstanding common stock as of December 31, 2018. Penny Sanford beneficially owns approximately 27% of our outstanding common stock as of December 31, 2018. In December 2017 Mr. Sanford and Ms. Sanford filed a Schedule 13D with the Securities and Exchange Commission (“SEC”) indicating that they had entered into an agreement to vote their shares as a group with respect to the election of directors and any other matter on which our shares of common stock are entitled to vote. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with a controlling stockholder group. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board and Director, Mr. Sanford controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 220,000,000 shares of common stock, of which approximately 61.0 million shares were issued and outstanding as of March 10, 2019. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

The stock price of our common stock has been and likely will continue to be volatile and may decline in value regardless of our performance.

The market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control, including those described above and the following:

•	our operating and financial performance and prospects;
•	future sales of substantial amounts of our common stock in the public market, including but not limited to shares we may issue as consideration for acquisitions or investments;
•	housing and mortgage finance markets;
•	our quarterly or annual earnings or those of other companies in our industry;
•	the public's reaction to our press releases, other public announcements and filings with the SEC;
•	changes in recommendations or analysis of our prospects by securities analysts who track our common stock;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	actual or potential changes in laws, regulations and regulatory interpretations, including as a result of the 2017 Tax Act;
•	changes in interest rates;
•	changes in demographics relating to housing such as household formation or other consumer preferences toward home ownership;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	arrival and departure of key personnel;
•	adverse resolution of new or pending litigation or regulatory proceedings against us; and
•	changes in general market, economic and political conditions in the United States and global economies.

In addition, the stock markets have experienced periods of high price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies, including technology companies and real estate brokerages. Such price fluctuated can be unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.

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

Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board of Directors. Among other things, these provisions:

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•	delegate the sole power to a majority of the Board of Directors to fix the number of directors;
•	provide the power to our Board of Directors to fill any vacancy on our Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•	eliminate the ability of stockholders to call special meetings of stockholders; and
•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

The foregoing factors could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our common stock which, under certain circumstances, could reduce the market value of our common stock and our investors' ability to realize any potential change-in-control premium.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our principal corporate office is located at 2219 Rimland Drive, Suite 301 in Bellingham, Washington where we lease an office space that expires on December 31, 2019. We also lease small office spaces in a number of States in which we operate, in order to comply with state regulatory and licensing requirements and, in certain instances, to provide office space to our managing state brokers and drop-in space for our agents. In some of these instances, the state managing brokers are financially responsible for a significant portion of the rental expense associated with a leased office space. We generally do not provide office space for the agents other than for drop-in service. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will be available for lease to meet future needs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ operated by NASDAQ, Inc. under the trading symbol “EXPI”. As of March 10, 2019, there are 60,978,604 issued and outstanding shares of our common stock held by a total of approximately 5,900 stockholders of record.

Trading in our common stock quoted on the NASDAQ is often thin and is characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

 Recent Sales of Securities

During the year ended December 31, 2018, the Company issued:

•	97,371 shares of our Common Stock as partial consideration for the assets of VirBELA, LLC.;

The issuances of shares were exempt from registration in reliance upon Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data.  The consolidated statement of operations data for the years ended December 31, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our consolidated financial statements not included elsewhere in this Annual Report on Form 10-K.  The selected consolidated financial data presented below should be read in conjunction with our annual consolidated financial statements and accompanying notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	As of Year Ended December 31,
	2018		2017	2016	2015	2014
Statement of Operations Data:
Revenue	$500,147,681		$156,104,544	$53,555,725	$22,464,306	$13,368,905
Total expenses	522,532,196		178,136,198	60,927,558	24,320,560	13,335,473
Income (loss) from operations	(22,384,515)		(22,031,654)	(7,371,833)	(1,856,254)	33,432
Other Income and (expenses)	31,959		(2,077)	(355)	(1,104)	(942)
Income tax (expense) benefit	(77,800)		(97,234)	(42,528)	(103,069)	71,353
Net income (loss)	(22,430,356)		(22,130,965)	(7,414,716)	(1,960,427)	103,843
Less: Net income attributable to noncontrolling interests (a)				29,801	21,526
Net income (loss) attributable to non-controlling interest in subsidiary	(22,430,356)		(22,130,965)	(7,384,915)	(1,938,901)	103,843

Earnings (loss) per share attributable to common shareholders:
Basic earnings (loss) per share	(0.39)		(0.42)	(0.14)	(0.04)	0.00
Diluted earnings (loss) per share	(0.39)		(0.42)	(0.14)	(0.04)	0.00
Weighted average shares outstanding:
Basic	57,689,920		53,194,928	51,081,949	49,409,266	48,068,047
Diluted	57,689,920		53,194,928	51,081,949	49,409,266	51,735,865

Balance Sheet Data:
Cash and cash equivalents	20,538,057		4,672,034	1,684,608	571,814	353,374
Total assets	55,846,028	(b)	14,637,131	6,104,047	1,256,716	913,170
Total Liabilities	25,866,399	(c)	10,376,460	3,577,021	664,210	499,504
Equity	29,979,629		4,260,671	2,527,026	592,506	413,666

	For the Year Ended December 31,
	2018		2017	2016	2015	2014
Operating Statistics
Brokerage Services
Close homesale sides (d)	74,678		25,299	8,560	3,812	2,196
Homesales volume (e)	$19,844,237,031		$6,083,479,207	$1,994,624,240	$887,225,758	$495,031,237
Average homesale price (f)	$265,731		$240,463	$233,017	$232,745	$225,424

(a) As of December 31, 2016, the Company acquired previously outstanding non-controlling interest in First Cloud Mortgage, Inc., resulting in a 100% interest.  Upon obtaining 100% interest, the Company inactivated First Cloud Mortgage, Inc.

(b) Total assets include $10,607,800 of the acquired identifiable assets and goodwill resulting from the acquisition of substantially all of the assets of VirBELA.

(c) Includes the long-term portion of future deliveries of the Company’s common stock valued at $1,654,337, calculated using a discount rate of 10% as consideration paid resulting from the acquisition of substantially all of the assets of VirBELA.

(d) Represents homesales sides on either the “buy” side or the “sell” side of a homesales transaction.

(e) Represents the volume of closed homesales transactions.

(f) Represents the average selling price of closed homesales transactions.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read together with our consolidated financial statements and related notes included elsewhere within this report.  The Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements.  See “Forward-Looking Statements” and “Item 1A. – Risk Factors” for a discussion of certain risks, uncertainties and assumptions associated with these statements.

OVERVIEW

Our Company

eXp World Holdings, Inc., (the “Company”, “eXp”, “we”, “us”, “our”), is a holding company with our main operating division being a cloud-based international residential real estate brokerage (“eXp Realty”), the largest single owned residential real estate brokerage by geography in North America.  We operate across the United States and in the provinces of Alberta, Ontario and British Columbia, Canada.  Our operations are focused on the development and use of cloud-based technologies in order to grow an international brokerage without the burden of physical brick and mortar offices or redundant staffing costs.

In October 2018, the Company purchased certain technology and intellectual property of the ShowMeNow application to expand our products and service offerings.  ShowMeNow is an on-demand mobile application that enables home shoppers to request immediate showings of properties, giving buyers flexible, real-time access to properties.

In November 2018, eXp World Holdings, Inc. and its newly formed subsidiary, eXp World Technologies, LLC acquired substantially all the assets of VirBELA.  VirBELA provides a cloud-based environment focused on educational and innovative learning technology for clients in various industries.  The acquisition of VirBELA’s core group of products and services will allow eXp Realty to continue to accelerate its business in a sustainable and innovative way, which is consistent with eXp World Holdings’ vision to expand the product offering to agents, teams and others who could benefit from their own, always available environments for collaboration.

Continued Accelerated Growth

For the year ended December 31, 2018, we increased our net real estate brokerage agent and broker base by 139.1%, from 6,511 at December 31, 2017 to 15,570.  This increase occurred in both new and existing geographical markets and contributed to our increase in revenue of 220.4% as compared to December 31, 2017.

The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general.  We can provide no assurance that the Company will be able to maintain our agent growth rate or that our agent and broker base will continue to increase in future periods.

Agent Ownership

The Company maintains an equity incentive program whereby agents and brokers of eXp Realty can become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under our equity incentive program, agents and brokers who qualify are issued shares of the Company’s common stock.

The Company also administers a program whereby agents and brokers can establish a direct ownership interest in the Company as a shareholder.  Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock which is issued at a 20% discount to market on the date of issuance. In 2018, approximately 9,500 eXp Realty agents and brokers took advantage of this program resulting in the issuance of 1,684,601 shares of common stock. This agent equity program continues to be another element in creating a culture of agent-ownership.

Outlook

As we continue to scale our Company in the future and increase market share, we aspire to realize gross margins at or near low double digits, resulting in Adjusted EBITDA margins in the lower single digits.  Though we have reported decreasing gross margins over the last few fiscal years we expect to continue developing and offering additional services to our agents and brokers in addition to considering making small adjustments to existing programs in an effort to realize these types of margins.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA.

These operating ambitions are not forecasts and do not reflect our expectations, but rather are aspirational targets for future performance that may never be realized.  These statements involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from those expressed in them.  Factors include, among others, (i) changes in demand for the Company’s services and changes in consumer behavior; (ii) macroeconomic conditions beyond our control; (iii) the Company’s ability to effectively maintain its infrastructure to support its operations and initiatives; (iv) the impact of governmental regulations related to the Company’s operations; and other factors, as described in this Annual Report on Form 10-K in Part II, Item 1A, “Risk Factors.”

RECENT BUSINESS DEVELOPMENTS

Initiatives

Customer and Employee Experience

The Company has recently embarked on a deep initiative to better understand both its customer and employee experience. In doing so, we are adopting many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our customers and employees. In turn, this often leads to raving fans of eXp who will promote our Company and continue leading us to through strong organic growth.

This also ties into one of our core values, transparency. While we strive for high satisfaction, a low or trending lower NPS score is equally important to identify. As NPS scores are often leading indicators to customers and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate that into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in such parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

Open Platform Strategy

The Company continues to build out eXp Enterprise (“Enterprise”) which is our proprietary platform that manages all of eXp Realty’s critical processes and information, including onboarding new agents, transactions, commission payments and other back office processes. We recently decided to further embrace the concept of an open platform strategy as it relates to other key functionality and solutions which our agents and brokers utilize to run their businesses.

Why are we taking this approach? -  First and foremost, we believe in the efficiency of choice and flexibility. We do not believe in a one size fits all when it comes to business solutions for every single eXp agent and broker. This approach validates the previous investments made by our agents and brokers as it relates to the specific solutions to run their individual businesses.

What specifically does this mean? - We will be building out Application Program Interfaces (“API”) which will allow for various third-party solutions to directly connect into Enterprise. Accordingly, this will allow our agents and brokers to choose which solution works best for them as it relates to their desired lead generation, customer relationship management, transaction management, Internet Data Exchange (“IDX”) websites, among others.

How will we deliver this concept? - In addition to building out the technological infrastructure we will also establish an eXp Partner Marketplace. This will allow for a validation process of potential third-party service providers as well as consistent utilization of APIs to ultimately seamless use of tools by our agents and brokers.

Equity

On December 27, 2018, the Company introduced its Sustainable Equity Plan for real estate agents and brokers at eXp realty once the agent count was to exceed 16,000 agents which occurred in January of 2019. The following examples correlate to stock grants our agents and brokers will receive based on certain milestones and performance metrics.

•	First completed transaction with eXp Realty: $200 worth of eXp World Holdings common stock.
•	When agent caps: $400 worth of eXp World Holdings common stock.
•	For directly attracting another agent to the company and upon the closing of that agent’s first transaction with eXp Realty: $400 worth of eXp World Holdings common stock.
•

When named an ICON agent: Up to $16,000 worth of eXp World Holdings common stock, eligible on a yearly basis. $12,000 is awarded and vests after three years, and an additional $2,000 will be issued after each company event (The eXp Shareholder Summit and EXPCON) with no vesting period, for a possible total of $4,000.

Also, on December 27, 2018, the Company announced that its Board of Directors authorized a stock repurchase program to offset equity issuances for up to $25 million of company common stock.

The repurchase program will help offset equity issuances that the Company awards to its agents for meeting certain milestones in the Sustainable Equity Plan.  Purchases under the repurchase program will comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing and amount of shares repurchased will depend upon market conditions.  The repurchase program does not require the company to acquire a specific number of shares.  As the Company continues to grow its cash balance, the cost of the shares repurchased will be funded from available working capital.  Any shares repurchased under the program will be returned to the status of authorized but unissued shares of common stock.

VirBELA

We will continue developing the core platform and its underlying infrastructure to accommodate for the ever increasing use and scale required to support our eXp Realty division. Also in development and coming to market soon is a new product centered around the concept of an open campus whereby small and independent organizations will utilize sub spaces as part of a larger campus similar to co-working environments that currently exist in the physical brick and mortar world. Lastly, we will continue to service existing and new business to business enterprise level contracts in the coming year.

Agile at Scale

The Company continues to focus and refine its efforts on our engagement strategy to build a positive employee experience to advance creativity, productivity and service quality to retain top performing talent with the overall goal of growing and improving overall profitability. We have been and will continue to form more and more smaller functional teams across the entire organization. This allows for faster identification of challenges and opportunities, autonomy and decision making, and execution affecting our customers and employees. This is tied together by ensuring all teams are aligned and working towards outcomes consistent with our vision, goals, and key results.

MARKET CONDITIONS AND INDUSTRY TRENDS

Home Sale Transactions

According to the National Association of Realtors (NAR), existing home sale transactions of single family homes decreased 10.0% during Fiscal 2018.  During this same period, the average home sales price increased 3.0%.  Factors that may have contributed to the decline in home sales transactions include mortgage rate increases, continued inventory constraints and income tax reform.

Inventory

The inventory of existing homes for sale in the U.S. increased 4.8% (preliminary) as of December 31, 2018, compared to the same period in 2017.  The inventory represents a national average supply of 4.0 (preliminary) months, as of December 31, 2018, at the current home sales pace which is up from 3.9 months as of December 31, 2017.

Housing Affordability Index

Also, according to the NAR, the composite housing affordability index decreased to 147.6 (preliminary) for December 2018 from 161.2 for December 2017.  However, the housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.  The favorable housing affordability index is due in part to favorable mortgage rate conditions. Although mortgage rates increased approximately 90 basis points from December 31, 2017 to December 31, 2018, the rates continue to be at historically low levels.

Mortgage Rates

According to the Federal Housing Finance Agency, mortgage rates on commitments for 30-year, conventional, fixed-rate first mortgages averaged 4.2% for 2017 and the rate rose to 4.7% (preliminary) in December 2018. To the extent mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter-term mortgages which can be utilized to obtain a mortgage rate that is lower than a comparable 30-year fixed-rate mortgage.

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

Existing Home Sales

For the year ended December 31, 2018, NAR existing home sale transactions decreased 10.0% to 5.0 million, compared to the same period in 2017.  During this same period, eXp Realty home sales units increased 195.2% to 74,678 and home sales volume increased 226.2% to $13.8 billion compared to the same period in 2017.  Our home sale transactions growth was directly related to the growth of our agent base.

As of their most recent releases, NAR is forecasting existing home sales to decrease 1.1% for the remainder of 2019 and increase 4.0% in 2020.

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

As of December 31, 2018, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty.

Regardless of whether the housing market continues to grow or slows, the Company is positioned to adhere to its low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

Results of Operations

Year ended December 31, 2018 vs. Year ended December 31, 2017

Revenues

Revenues were $500.1 million for the year ended December 31, 2018 compared to $156.1 million for the year ended December 31, 2017, an increase of $344.0 million, or 220.4%. The increase as compared to the prior period is a direct result of the 139% increase in our sales agent base to over 15,500 agents.

Operating Expenses

	Year Ended December 31,
	2018	2017	$ Change	% Change

Operating expenses:
Commission and other agent-related costs	$459,715,836	$139,603,970	$320,111,866	229.3%
General and administrative	57,618,506	35,685,512	21,932,994	61.5
Professional fees	2,236,236	1,274,675	961,561	75.4
Sales and marketing	2,961,618	1,572,041	1,389,577	88.4
Total operating expenses	$522,532,196	$178,136,198	$344,395,998

Commission and other agent-related costs includes costs related to sales agent commissions and revenue sharing. These costs are highly correlated with recognized revenues. As such, the increase in cost of revenues, compared to the comparable prior year period, was primarily attributable to the increase in revenues and increase in agent commissions paid. As we continue to attract agents who produce at higher than average levels, these agents typically earn high commission payout rates, resulting in a lower margin on their respective production.

General and administrative expenses include costs related to wages, including stock compensation, dues, operating leases, utilities, travel and other general overhead expenses. The increase in general and administrative costs, compared to the comparable prior year period, was driven primarily by the increase in compensation expenses of $9.2 million, increase in stock compensation expense of $8.1 million as a result of an increase in awards granted and decrease in stock options expense of $2.0 million resulting from fewer stock options granted.  Stock compensation expense and stock options expense is affected by awards granted, awards exercised and/or awards forfeited throughout the year.  Awards granted, issued and forfeited are more fully disclosed in Note 9, Stockholders’ Equity, of the Consolidated Financial Statements.

Professional fees include costs related to legal, accounting and other consultants.  The increase in professional fees, compared to the comparable prior year period, were primarily driven by an increase of $0.5 million in audit costs and $0.3 million in legal fees.

Sales and marketing includes costs related to lead capture, digital and print media, and trade shows, in addition to other promotional materials. The increase in sales and marketing expenses, compared to the comparable prior year period was primarily due to increased lead capture costs of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Year ended December 31, 2018 vs. Year ended December 31, 2017

At December 31, 2018, our cash and cash equivalents totaled $20.5 million.  Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds.  At December 31, 2018 we held no marketable securities.  Our working capital was $18.1 million and $2.7 million at December 31, 2018 and December 31, 2017, respectively.

	Year Ended
	December 31,
	2018	2017	$ Change

Current assets	$42,326,727	$13,098,918	$29,227,809
Current liabilities	(24,212,062)	(10,376,460)	(13,835,602)
Net working capital	$18,114,665	$2,722,458	$15,392,207

For the year ended December 31, 2018, net working capital increased $15.4 million or 565.4% compared to the comparable prior year period, primarily due to an increase in cash and cash equivalents of $15.9 million and commissions receivable of $6.6 million resulting from pending real estate transactions.  In correlation to the number of pending real estate transactions, accrued expenses, which includes commissions payable and salaries payable, increased $10.2 million.

The following table presents our cash flows for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017	$ Change

Cash provided by operating activities	$24,310,719	$4,568,353	$19,742,366
Cash used in investment activities	(8,859,462)	(1,281,147)	(7,578,315)
Cash provided by financing activities	2,015,034	149,369	1,865,665

For the year ended December 31, 2018, cash provided by operating activities increased $19.7 million. The change resulted primarily from the increased volume in our sales transactions and participation by our agents and brokers in our Agent Equity Program. See financial Note 9 – Stockholders’ Equity for further details related to this Program.

For the year ended December 31, 2018, our investing activities consisted of expenditures related to the on-going development of our internal use software and the acquisition of VirBELA.  Refer to Note 3 of our Consolidated Financial Statements for further details on our acquisition of VirBELA.  As we continue to develop and refine our cloud-based platforms and continue to accelerate our business in innovative ways, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

For the year ended December 31, 2018, we generated approximately $2.0 million in cash flows from financing activities related to the exercise of options to purchase 2,594,050 shares of common stock.

Our future capital requirements will depend on many factors, including our level of investment in technology, our rate of growth into new markets and capital used to repurchase shares of the Company’s common stock  Our capital requirements may be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. We anticipate that between our current cash position and cash flow from ongoing operations we have the necessary resources to continue operating our business over the next 12 months. In order to support and achieve our future growth plans, however, we may need or seek advantageously to obtain additional funding through equity or debt financing.

During the year ended December 31, 2018, we increased our line of credit from $500,000 to $1,000,000.  We currently have no borrowings against the line of credit facility or any other term loan bank debt.  In the event additional financing is required in the future, we may not be able to raise it on terms acceptable to us or at all.  If we are unable to raise additional capital when desired, our business and results of operations would likely suffer.

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

Revenue Recognition

The Company generates substantially all of its revenue from real estate brokerage services.  With the acquisition of substantially all of the assets of VirBELA, LLC, the Company generates an immaterialportion of its revenue from software subscription and professional services.

Real Estate Brokerage Services

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

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling and finding residential real estate.  Commissions earned on real estate transactions are recognized at a point in time upon the completion of a residential real estate transaction once we have satisfied our performance obligation.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to Net Income (Loss), the closest comparable GAAP measure. Some of these limitations are that:

•

Adjusted EBITDA excludes stock-based compensation expense (and related payroll tax expense) and stock option expense, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and;

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	For the Year Ended
	December 31, 2018	December 31, 2017
Net income / (loss)	$(22,430,356)	$(22,130,965)
Other (income) / expense	(31,959)	2,077
Taxes	77,800	97,234
Depreciation & Amortization	893,988	353,229
Stock compensation expense	19,053,478	10,961,631
Stock option expense	4,846,906	6,856,029
Adjusted EBITDA	$2,409,857	$(3,860,765)

The primary impact on Adjusted EBITDA is stock compensation expense.  Stock compensation expense increased $8.1 million and $6.0 million for the years ended December 31, 2018 and December 31, 2017, respectively.  Stock compensation expense is affected by awards granted and/or awards forfeited throughout the year.  Awards granted, issued and forfeited are more fully disclosed in Note 9, Stockholders’ Equity, of the Consolidated Financial Statements.  Also impacting stock compensation expense was the adoption of ASU 2018-07 disclosed in Note 2, Summary of Significant Accounting Principles and the increase in shares granted for our equity incentive program whereby agents and brokers of eXp Realty become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks.

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

Bellingham, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of eXp World Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Salt Lake City, Utah

March 18, 2019

EXP WORLD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,538,057	$4,672,034
Restricted cash	2,502,591	923,193
Accounts receivable, net of allowance $484,441 and $179,759, respectively	17,428,091	6,912,657
Prepaids and other assets	1,857,988	591,034
TOTAL CURRENT ASSETS	42,326,727	13,098,918
FIXED ASSETS, NET	2,739,525	1,538,213
INTANGIBLES ASSETS, NET	2,531,669	-
GOODWILL	8,248,107	-
TOTAL ASSETS	$55,846,028	$14,637,131

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,758,377	$635,087
Customer deposits	2,502,591	923,193
Accrued expenses	18,976,435	8,818,180
Current portion of long-term payable	974,659	-
TOTAL CURRENT LIABILITIES	24,212,062	10,376,460

LONG-TERM PAYABLE, net of current portion	1,654,337	-
TOTAL LIABILITIES	25,866,399	10,376,460

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 60,609,102 and 54,962,535 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	606	550
Additional paid-in capital	90,755,616	36,848,041
Accumulated deficit	(60,765,266)	(32,596,374)
Accumulated other comprehensive income (loss)	(11,327)	8,454

TOTAL STOCKHOLDERS' EQUITY	29,979,629	4,260,671
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,846,028	$14,637,131

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Revenues	$500,147,681	$156,104,544

Operating expenses
Commission and other agent-related costs	459,715,836	139,603,970
General and administrative	57,618,506	35,685,512
Professional fees	2,236,236	1,274,675
Sales and marketing	2,961,618	1,572,041

Total expenses	522,532,196	178,136,198

Net loss from operations	(22,384,515)	(22,031,654)

Other income and (expenses)
Interest income (expense)	53,155	(2,077)
Other income (expense)	(21,196)	-
Total other income and (expenses)	31,959	(2,077)

Loss before income tax expense	(22,352,556)	(22,033,731)

Income tax expense	(77,800)	(97,234)

Net loss	$(22,430,356)	$(22,130,965)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.39)	$(0.42)
Diluted from continuing operations	$(0.39)	$(0.42)

Weighted average shares outstanding
Basic	57,689,920	53,194,928
Diluted	57,689,920	53,194,928

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Net loss	$(22,430,356)	$(22,130,965)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(19,781)	4,249
Comprehensive loss	$(22,450,137)	$(22,126,716)

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
	Common Stock		Additional	Accumulated	Other Comprehensive	Total
	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2016	52,316,679	$523	$12,987,707	$(10,465,409)	$4,205	$2,527,026

Stock issued for cash at $3.25 per share, net of issuance costs	-	-	142,158	-	-	142,158
Exercise of options	181,572	2	46,594	-	-	46,596
Repurchase and retirement of common stock	(1,307)	-	(3,607)	-	-	(3,607)
Stock compensation expense	1,000,594	10	10,961,621	-	-	10,961,631
Stock option expense	-	-	6,856,029	-	-	6,856,029
Agent equity program	1,464,997	15	5,857,539	-	-	5,857,554
Foreign currency translation adjustment	-	-	-	-	4,249	4,249
Net loss	-	-	-	(22,130,965)	-	(22,130,965)

Balance, December 31, 2017	54,962,535	$550	$36,848,041	$(32,596,374)	$8,454	$4,260,671

Cumulative effect adjustment upon the adoption of Accounting Standards Update 2018-07	-	-	5,738,536	(5,738,536)	-	-
Shares issued for acquisition	97,371	1	999,999	-	-	1,000,000
Exercise of options	2,594,050	25	2,015,009	-	-	2,015,034
Stock compensation expense	1,270,545	13	19,053,465	-	-	19,053,478
Stock option expense	-	-	4,846,906	-	-	4,846,906
Agent equity program	1,684,601	17	21,253,660	-	-	21,253,677
Foreign currency translation adjustment	-	-	-	-	(19,781)	(19,781)
Net loss	-	-	-	(22,430,356)	-	(22,430,356)

Balance, December 31, 2018	60,609,102	$606	$90,755,616	$(60,765,266)	$(11,327)	$29,979,629

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(22,430,356)	$(22,130,965)
Adjustments to reconcile net loss
to cash provided by operating activities:
Depreciation and amortization	893,988	353,229
Stock compensation expense	19,053,478	10,961,631
Stock option expense	4,846,906	6,856,029
Agent equity program	21,253,677	5,857,554
Amortization of debt discount	21,196	-

Changes in operating assets and liabilities:
Accounts receivable	(10,520,725)	(3,884,982)
Prepaids and other assets	(1,179,040)	(279,361)
Customer deposits	1,597,017	441,489
Accounts payable	608,935	317,667
Accrued expenses	10,165,643	6,076,062

CASH PROVIDED BY OPERATING ACTIVITIES	24,310,719	4,568,353

INVESTING ACTIVITIES
Purchase of fixed assets	(2,134,462)	(1,281,147)
Payment for business acquisition and intangibles	(6,725,000)	-

CASH USED IN INVESTING ACTIVITIES	(8,859,462)	(1,281,147)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	142,158
Repurchase and retirement of subsidiary common stock	-	(3,607)
Proceeds from exercise of options	2,015,034	46,596
Principal payments of notes payable	-	(35,778)

CASH PROVIDED BY FINANCING ACTIVITIES	2,015,034	149,369
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(20,870)	(7,660)

Net change in cash, cash equivalents and restricted cash	17,445,421	3,428,915

Cash, cash equivalents and restricted cash, beginning of period	5,595,227	2,166,312
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$23,040,648	$5,595,227
	–	–
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$-	$2,077
Cash paid for income taxes	$72,682	$97,234

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for business acquisition	$1,000,000	$-
Liabilities incurred associated with business acquisition	$4,107,800	$-
Fixed asset purchases in accounts payable	$86,946	$71,890

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018

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

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$20,538,057	$4,672,034
Restricted cash	2,502,591	923,193
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$23,040,648	$5,595,227

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

For the year ended December 31, 2017, the change in restricted cash of $441,489 was reclassified from operating activities to cash, cash equivalents and restricted cash on the statement of cash flows.

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers.  The Company recognizes a corresponding customer deposit liability until the funds are released.

Fair value measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a three-tiered fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

•	Level 3 inputs are unobservable inputs that reflect the entity's own assumptions in pricing the asset or liability (used when little or no market data is available).

The Company values its money market funds at fair value on a recurring basis.

	2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$12,486,395	$-	$-	$12,486,395	$12,486,395

Level 1
Money market funds	8,051,662	-	-	8,051,662	8,051,662
Subtotal	20,538,057	-	-	20,538,057	20,538,057

Level 2	-	-	-	-	-

Level 3	-	-	-	-	-

Total	$20,538,057	$-	$-	$20,538,057	$20,538,057

The Company did not have investments in money market funds for the year ended December 31, 2017.

There have been no transfers between Levels 1 and 2 in the period presented. We did not have any Level 2 or Level 3 financial assets or liabilities in the period presented.

Allowance for doubtful accounts

The majority of the Company’s accounts receivable are derived from non-commission based technology fees. These accounts receivable are typically unsecured. The allowance for doubtful accounts is our estimate based on historical experience. We periodically perform detailed reviews to assess the adequacy of the allowance. We exercise significant judgment in estimating the timing, frequency and severity of losses.

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

Fixed assets

Fixed assets are stated at historical cost and are depreciated on the straight-line method over the estimated useful lives.  Useful lives are:

Computer hardware and software:3 to 5 years

Furniture, fixtures and equipment:5 to 7 years

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

Goodwill and Intangible Assets

We test goodwill for impairment at least annually or when a triggering event occurs. The first step of the goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step would be applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill would be considered impaired and would be reduced to its implied fair value.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then our goodwill or intangible assets might become impaired in the future.  Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.

Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited and are reviewed when appropriate for possible impairment.

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

Stock based compensation

The Company accounts for all stock‑based compensation granted to employees and non‑employees using a fair value method. Stock‑based compensation awarded to employees is measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight‑line basis, net of forfeitures. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Prior to the adoption of ASU 2018-07 on July 1, 2018 described below in "Recently Adopted Accounting Pronouncements", stock‑based compensation awarded to non‑employees under our Real Estate Agent Growth Program and Stock Option Awards Plan was subject to revaluation over its vesting term. Subsequent to the adoption of ASU 2018-07, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees. The Company reduces recorded stock‑based compensation for forfeitures when they occur.

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

The cumulative effect of applying the new guidance to all non-employee share-based payment awards was recorded as an adjustment to accumulated deficit as of the adoption date.  As a result of applying the modified retrospective method  upon the adoption of the new stock-based compensation guidance, an adjustment of $5.7 million was made to the opening balance of accumulated deficit and additional paid-in capital as of January 1, 2018.

Revenue recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606) using the modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings.  Adoption of the new standard did not require the Company to make an adjustment to the opening balance.

Real Estate Brokerage Services

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

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling and finding residential real estate.  Commissions earned on real estate transactions are recognized at a point in time upon the completion of a residential real estate transaction once we have satisfied our performance obligation.

Advertising costs

Advertising costs are generally expensed in the period incurred. Advertising expenses are included in the sales and marketing expense line item on the accompanying consolidated statements of operations. For the years ended December 31, 2018 and 2017, the Company incurred advertising expenses of $2,403,941 and $1,258,334.

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities. For U.S. income tax returns, the open taxation years subject to examination range from 2012 to 2018.

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

Recently issued accounting pronouncements

In January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Oher (Topic 350). This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under the new standard, entities that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those entities. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The new guidance must be adopted on a prospective basis. The Company is evaluating the timing of adoption.  We currently do not expect this ASU to have a material impact on our financial statements and related disclosures.

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

In July 2018, the FASB issued ASU No. 2018-11 – Leases (Topic 842) – Targeted Improvements.  The amendments in this Update provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide).

ASU No. 2016-02 – Leases (Topic) 842 will be adopted under the transition method effective January 1, 2019.  We currently do not expect this ASU to have a material impact on our financial statements and related disclosures.  The most significant impact will be the recognition of right-of-use assets and lease obligations for operating leases.

Recently adopted accounting pronouncements

In June 2018, the FASB issued ASU No. 2018-07 – Compensation – Stock Compensation (Topic 718).  The ASU was issued as part of its Simplification Initiative to reduce costs and complexities of financial reporting.  ASU No. 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services.  Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  Currently, share-based payments transactions to nonemployees are measured at fair value and remeasured at each reporting date through the date of final vesting.  This ASU changes the guidance related to the determination of the measurement date.  Under the new guidance, equity-classified awards would be measured at the grant date.  This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.  Early adoption is permitted if financial statements have not yet been issued.  The Company elected to early-adopt ASU No. 2018-07 effective July 1, 2018 using the modified retrospective application with a cumulative-effect adjustment to the opening balance of accumulated deficit and additional paid-in-capital as of the beginning of the fiscal year.

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

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to remove inconsistencies in requirements, provide a robust framework, improve comparability across entities and industries, provide more useful information to users and simplify the preparation of financial statements. The core principle of the revenue standard is that revenue be recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services.  Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contacts with Customers: Principal Versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The additional ASU’s clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resources Group established by the FASB.

The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opting balance of retained earnings in the period of adoption. This ASU is effective in annual reporting periods beginning after December 15, 2017 and the interim periods within that year. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. Since the Company currently recognizes revenue on a gross basis acting as a principal, upon completion of its performance obligations in the form of a completed residential real estate sale, adoption of the standard did not have a material effect on the Company’s financial position, operational results or cash flows.

  3.       ACQUISITIONS

VirBELA

On November 29, 2018, (the “Acquisition Date”), the Company and its newly formed subsidiary, eXp World Technologies, LLC (“Purchaser) acquired substantially all the assets of VirBELA, LLC,  a California limited liability company.  VirBELA provides a cloud-based environment focused on educational and innovative learning technologies to enhance global education experiences that empower individuals, teams, and organizations for clients in various industries.  Its model allows for a level of engagement and participation that can typically only be achieved with face-to-face instruction.  Its proprietary immersive 3D campus, which supports blended learning and big data assessment, is highly customizable to meet the branding and educational needs of clients.  VirBELA developed the Company’s current cloud campus called eXp World, which provides 24/7 access to collaborative tools, training and socialization for the Company’s real estate agents and employees.    The acquisition of VirBELA’s core group of products and services will allow eXp Realty to continue to accelerate its business in a sustainable and innovative way, which is consistent with eXp World Holdings’ vision to expand the product offering to agents, teams and others who could benefit from their own, always available environments for collaboration.

The Company acquired the assets of VirBELA for a total purchase price of $10,607,800,  consisting of cash to be paid of $7,000,000 and shares of the Company’s common stock valued at $3,607,800.  A cash payment of $6,500,000 was paid at closing with $500,000 included in accounts payable being held by the Company to secure the Seller’s performance of certain post-close obligations and 97,371 shares of the Company restricted common stock having a value of $1,000,000 was issued at closing.  The remaining shares of the Company’s common stock will be issued having a value of $1,000,000 on each of the first, second and third anniversaries of the Closing Date.  The present value of future deliveries of eXp World Holdings, Inc. stock, calculated using a discount rate of 10%, is $2,607,800, which represents fair value as of the Acquisition Date.  The discount of $392,200 will be amortized over the reporting periods using the effective interest method during Fiscal years 2019, 2020 and 2021.

The following table shows the preliminary allocation of the purchase price of VirBELA, LLC to the acquired identifiable assets, and goodwill:

Accounts receivable	$4,273
Inventory	968
Fixed assets	23,452
Intangible assets	2,331,000
Goodwill	8,248,107
Total purchase price	$10,607,800

The Acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting.  Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill. Goodwill generated from the Acquisition is primarily attributable to an assembled workforce and planned expansion of VirBELA into new markets.

The preliminary purchase price allocation to identifiable intangible assets acquired in the VirBELA acquisition was:

Tradename	$1,169,000
Existing Technology	297,000
Non-competition agreements	125,000
Customer contracts	740,000
Total intangible assets purchased	$2,331,000

The allocation of the fair value of the acquired business was based on preliminary valuations of the estimated net fair value of the assets acquired.  The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Acquisition Date). The primary areas of accounting for the Acquisition that are not yet finalized relate to the fair value of certain intangible assets acquired and residual goodwill.  For tax purposes, goodwill is amortized over 15 years and this amortization is tax deductible. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, we will evaluate any necessary information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Acquisition Date, if any, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

The Company used carrying values as of the Acquisition Date to value trade receivables, inventory, and fixed assets, as we determined that they represented the fair value of those items at the Acquisition Date.

The Company valued the VirBELA tradename using an Income Approach known as the Relief from Royalty method.  We applied a royalty rate of 1.0% to the VirBELA tradename.  Once the royalty savings were calculated, we converted to a value using a discounted cash flow technique using a discount rate of 14.0%, to arrive at the estimated fair value.  The VirBELA tradename is new and is not a mature brand name.  Tradenames are being amortized over its estimated useful life of 10 years.

Similar to the valuation of tradenames, we valued existing technology using the Relief from Royalty method.  We applied a royalty rate of 5.0% to the VirBELA technology.  Once the royalty savings were calculated, we converted to a value using a discounted cash flow technique using a discount rate of 14.0% to arrive at the estimated fair value of existing technology. Existing technology is being amortized over its estimated useful life of five years.  We estimated a useful life of five years since the software will continue to be modified and changed over the next several years making it significantly different than the software acquired today.

The Company valued non-competition agreements using a Loss Profits method.  We prepared two projections of net income for the business. One projection which assumed the non-competition agreements were in place and one projection which assumed that no non-competition agreements were in place.  The difference in cash flows from these two projections over the life of the non-competition agreements was discounted to present value at a rate of 14.0% to arrive at the estimated fair value of the non-competition agreements.  Non-competition agreements are being amortized over their useful lives of three years which is equal to the contractual life of the non-competition agreements.

The Company valued customer contracts using the Multi-Period Excess Earnings Method (MPEEM).  In the MPEEM, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns on the contributory assets required to realize those benefits.  Taxes have been estimated based upon an effective total state and federal tax rate of 29.4% and the projected return on net assets was 14.0%.  These inputs were used to determine an estimated fair value of customer contracts.  Customer contracts are being amortized over their estimated useful lives of 10 years.

During the year ended December 31, 2018, the Company incurred total acquisition costs of $141,498.  The acquisition costs were primarily related to legal, accounting and consulting services and were expensed as incurred through December 31, 2018 and are included in General and Administrative expenses in the Consolidated Statements of Operations.

From the Acquisition date, the results of operations of VirBELA have been included in and are immaterial to our consolidated financial statements. Pro forma revenue and results of operations have not been presented, being the historical results of VirBELA are not material to our consolidated statements of operations in any period presented.

  4.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	Year Ended December 31,
	2018	2017
Prepaid expenses	$1,070,064	$219,074
Prepaid insurance	706,435	287,244
Rent deposits	51,113	68,196
Other assets	30,376	16,520
	$1,857,988	$591,034

 5.       FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	Year Ended December 31,
	2018	2017

Computer hardware and software	$3,925,129	$1,982,749
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	3,931,039	1,988,659
Less: accumulated depreciation and amortization	(1,320,103)	(450,446)
Depreciable property, net	2,610,936	1,538,213
Assets under development	128,589	–
Fixed assets, net	$2,739,525	$1,538,213

Depreciation expense for the years ended December 31, 2018 and 2017 was $869,658, and $353,229 respectively.

6.       GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were:

Total
Balance at December 31, 2016 and 2017	$-
Acquisitions	8,248,107
Balance at December 31, 2108	$8,248,107

Our goodwill was recently recorded in connection with the acquisition of VirBELA in November 2018 and represents preliminary fair value as of the acquisition date.  We have a risk of future impairment to the extent that individual reporting unit performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred that indicated it was more likely than not that our goodwill was impaired.

Definite-Lived intangible assets at December 31, 2018 were:

	As of December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,169,000	$(9,742)	$1,159,258
Existing technology	297,000	(4,950)	292,050
Non-competition agreements	125,000	(3,472)	121,528
Customer contracts	740,000	(6,167)	733,833
Software	225,000	-	225,000
Total	$2,556,000	$(24,331)	$2,531,669

There were no definite-lived intangible assets at December 31, 2017.  Definite-lived intangible assets were recently recorded in connection with the acquisition of VirBELA in November 2018 and acquisition of the ShowMeNow mobile application in October 2018.  Amortization expense for definite-lived intangible assets was $24,331 in 2018 and zero in 2017.  We estimate expected amortization related to definite-lived intangible assets will be:

Expected amortization
2019	$366,967
2020	366,967
2021	363,494
2022	250,300
2023 and thereafter	1,183,941
Total	$2,531,669

7.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ended December 31,
	2018	2017
Commissions payable	$16,368,811	$7,565,357
Payroll payable	1,117,830	749,203
Vacation payable	690,587	283,077
Taxes payable	217,820	99,809
Other accrued expenses	581,387	120,734
	$18,976,435	$8,818,180

8.       DEBT

We have a $1,000,000 line of credit with a variable interest rate computed on a 360-day year that expires on August 29, 2019. The variable interest rate is the higher of either 1) the Prime Rate in effect on such day, 2) Daily One Month LIBOR plus one and one-half percent (1.5%), or 3) the Federal Funds Rate plus one and one-half percent (1.5%). The line of credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make significant investments, dispose of assets and make distributions without prior consent. The line of credit is secured by accounts receivable. The line of credit contains certain financial covenants, including a fixed charge coverage ratio and a tangible net worth. At December 31, 2018, we were in compliance with all of the financial covenants under the line of credit.

As of December 31, 2018, we had no amount outstanding under the line of credit.

On November 29, 2018, the Company acquired substantially all of the assets of VirBELA.  As part of the purchase price, the Company is issuing shares of the Company’s restricted common stock having a value of $1,000,000 on each of the first, second and third anniversaries of the Closing Date.  The present value of future deliveries of eXp World Holdings, Inc. stock, was calculated using a discount rate of 10%.  The discount of $392,200 will be amortized over the reporting periods using the effective interest method during Fiscal years 2019, 2020 and 2021.  As of December 31, 2018, long-term payables, net of current portion and current portion of long-term payable was $1,654,337and $974,659, respectively.

9.       STOCKHOLDERS’ EQUITY

As of December 31, 2018, the Company had 60,609,102 shares of common stock issued and outstanding.

The following provides a detailed description of the stock-based transactions completed during fiscal years 2018 and 2017:

During the year ended December 31, 2018, the Company issued 97,371 shares of restricted common stock as consideration for the assets of VirBELA acquired having a value of $1,000,000.

During the year ended December 31, 2018, the Company issued 2,594,050 shares of common stock upon the exercise of stock options and received cash consideration totaling $2,015,034 upon payment of the exercise price for the options.

During the year ended December 31, 2018, the Company issued 1,684,601 shares of common stock in exchange for services totaling $21,253,677, which includes the expense activity in our 2015 Agent Equity Program.

During the year ended December 31, 2018, the Company issued 1,270,545 shares of common stock in exchange for services totaling $19,053,478, which included the expense activity for Real Estate Agent Growth and Other Incentive Programs. This amount includes expenses for performance based awards of $9,174,019, for which performance conditions were met or considered probable during the year ended December 31, 2018.

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

During the year ended December 31, 2017, the Company issued 1,000,594 shares of common stock in exchange for services totaling $10,961,631, which included the expense activity for Real Estate Agent Growth and Other Incentive Programs. This amount includes expenses for performance based awards of $7,177,854, for which performance conditions were met or considered probable during the year ended December 31, 2017.

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

During the years ended December 31, 2018 and 2017, the Company issued 1,684,601 and 1,464,997 shares, respectively, of common stock to agents and brokers for total consideration of $21,253,677 and, $5,857,554 respectively for the settlement of commissions payable.

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

The following table illustrates the Company’s stock activity for the Real Estate Agent Growth Incentive Program for the following periods:

		Weighted Average
	Shares	Fair Value
Balance, December 31, 2016	3,057,879	4.05
Granted	2,024,498	7.60
Issued	(1,457,538)	5.27
Forfeited	(565,774)	4.76
Balance, December 31, 2017	3,059,065	7.60
Granted	2,380,100	11.59
Issued	(889,769)	12.16
Forfeited	(676,519)	4.05
Balance, December 31, 2018	3,872,877	11.63

The fair value of stock awards is based on the closing price of our common stock on the applicable grant date.  As of December 31, 2018, the Company had 1,909,023 unvested stock awards and 3,872,877 expected to vest, respectively, with unrecognized compensation costs totaling $22,773,241.

Stock Option Awards

During the year ended December 31, 2018, the Company granted 870,000 stock options with an estimated grant date fair value of $8,538,739.  The assumptions used to estimate the grant date fair value of the awards issued for the year ended December 31, 2018 include: expected volatility based on historical stock prices ranging from 129.2% to 153.7%; an average expected term between 6.25 and 10 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.9%; and no dividend payments.  The assumptions used to estimate the grant date fair value of the awards issued for the year ended December 31, 2017 include: expected volatility based on historical stock prices ranging from 142% to 155%; an average expected term between 6.25 and 10 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.2%; and no dividend payments.

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

The following table illustrates the Company’s stock option activity for the following periods:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance, December 31, 2016	10,747,558	$0.67	$3.56	7.75
Granted	2,848,231	3.76	-	6.15
Exercised	(181,572)	0.26	6.86
Forfeited	(2,540,925)	2.31	3.20
Balance, December 31, 2017	10,873,292	$1.50	$5.08	6.65
Granted	870,000	10.86	(3.78)	9.34
Exercised	(2,594,050)	0.78	11.90
Forfeited	(451,629)	3.03	9.59
Balance, December 31, 2018	8,697,613	$2.08	$5.00	6.07
Exercisable at December 31, 2018	6,620,042	0.92	6.16	5.29
Vested at December 31, 2018	6,823,772	$1.00	$6.08	5.37

For the years ended December 31, 2018 and 2017, the Company recognized total stock-based compensation of $19,053,478 and $10,961,631, respectively, associated with all equity and equity-linked awards.

As of December 31, 2018, the total unrecognized compensation cost associated with options was approximately $11,972,694.

10.       INCOME TAXES

The components of the provision for income tax expense are as follows:

	Year Ended December 31,
	2018	2017
Current:
Federal	$-	$-
State	77,494	86,787
Foreign	306	10,447
	77,800	97,234
Deferred
Federal	-	-
State	-	-
	-	-
Total provision (benefit) for income taxes	$77,800	$97,234

The Company is subject to United States federal and state income taxes at an approximate rate of 25.02%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2018	2017
Statutory tax rate	21.00%	38.25%
State taxes	4.02%	(0.39)%
Permanent differences	(0.57)%	(0.31)%
Non-deductible share-based compensation	(10.46)%	(19.70)%
Foreign tax rate differential	(0.10)%	(0.05)%
Change in tax rate	-%	(6.33)%
Valuation allowance	(15.43)%	(11.90)%
Other net	1.19%	(0.01)%
Total	(0.35)%	(0.44)%

Deferred tax assets consist of the following at:

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$6,186,379	$2,445,965
Temporary differences	598,732	241,649
Share-based compensation	228,989	430,614
Total gross deferred tax assets	$7,014,100	$3,118,228
Deferred tax liabilities
Property and equipment	(439,388)	(17,835)
Valuation allowance	(6,574,712)	(3,100,394)
Net deferred tax assets	$-	$-

At December 31, 2018, the Company had federal net operating losses of approximately $24.7 million which could be subject to certain limitations under section 382 of the Internal Revenue Code.

The Company has provided a valuation allowance at December 31, 2018 and 2017 of $6,574,712 and $3,100,394, respectively, for its net deferred tax assets as it cannot conclude it is more likely than not all of the estimated net deferred tax assets will be realized. The valuation allowance increased by $3,474,318 and increased by $2,357,426 in 2018 and 2017, respectively.

As of December 31, 2018, and 2017, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.

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

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which became law on December 22, 2017, reduced the U.S. Federal corporate tax rate from 35% to 21% for tax years beginning in 2018. The Company remeasured its net deferred tax assets and liabilities as a result of the 2017 Tax Act along with the corresponding valuation allowance resulting in no net expense or benefit. The Company applied the reduced federal tax rate in its tax provision for the year ended December 31, 2018.

11.       COMMITMENTS AND CONTINGENCIES

Operating leases

At December 31, 2018, the Company was obligated under non-cancelable operating leases for office space.

The following table illustrates the Company’s future obligations related to its non-cancellable operating leases:

Year Ending December 31,
2019	$451,710
2020	420,518
2021	237,142
2022	42,532
2023 and thereafter	4,134
Total	$1,156,036

Legal proceedings

From time to time, we are subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against us that could have a material adverse effect on our business, reputation, results of operations or financial condition.  Such litigation may include, but is not limited to, actions or claims relating to sensitive data, including our proprietary business information and intellectual property and that of our clients and personally identifiable information of our employees and contractors, cyber-attacks, data breaches and non-compliance with our contractual or other legal obligations.

There are no matters pending or, to our knowledge, threatened that we expect to have a material adverse impact on our business, reputation, results of operations or financial condition.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

12.       SEGMENT INFORMATION

The Company primarily operates within the real estate brokerage markets in the United States and Canada. In November 2018, the Company acquired substantially all of the assets of VirBELA, LLC which operates in software subscription and professional services for use of our virtual reality software platform.  The Company’s management generally does not rely on historical geographical results in making operational decisions and has not used financial information derived from subscription and professional services due to the insignificance of the operating activities of VirBLEA, LLC.  While management may consider the newly acquired technology to be a reportable segment from our real estate brokerage activities in the future, as of December 31, 2018, there is not information currently being used by the chief operating decision maker to assess performance and make operational decisions.  The Company has likewise concluded that only one reporting unit exists for the purposes of its annual goodwill impairment analysis.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities.  For the year ended December 31, 2018, approximately 1% of the Company’s total net revenue of $500,147,681 was generated in Canada. The Company did not possess material assets located outside of the United States as of December 31, 2018 and 2017.

13.       RELATED PARTY TRANSACTIONS

As of December 31, 2018, the Company did not have transactions with related and certain other parties.

In January 2017, and as part of her agreement to join the Company’s Board of Directors, Ms. Laurie Hawkes was granted an option to purchase a total of 350,000 shares of common stock from a significant stockholder at an exercise price of $4.22 per share. The Company estimated the grant date fair value of these options using a Black-Scholes model with the assumptions described in Note 9. The aggregate grant date fair value of this award was $1,333,501. During the year ended December 31, 2017, the Company recognized compensation cost totaling $254,522 associated with this award. The transaction was accounted for as a deemed contribution from the significant stockholder.

On August 7, 2017, Ms. Hawkes submitted to the Company her resignation as a member of the Board of Directors effective August 9, 2017. The options to purchase common stock from a significant stockholder were forfeited subsequent to her resignation.

14.       DEFINED CONTRIBUTION SAVINGS PLAN

During the year ended December 31, 2018, the Company established a defined contribution savings plan to provide eligible employees with a retirement benefit that permits eligible employees the opportunity to actively participate in the process of building a personal retirement fund.  The Company sponsors the defined contribution savings plan.

15.       SUBSEQUENT EVENTS

On December 27, 2018, the Company introduced its Sustainable Equity Plan for real estate agents and brokers at eXp realty.  In addition, the Company announced that its Board of Directors authorized a stock repurchase program to offset equity issuances for up to $25 million of company common stock which began subsequent to year end

In 2013, eXp Realty became a public company for the primary purpose of sharing equity with its agents.  Shortly thereafter, the Company introduced the industry’s first Agent Equity Award program for agents and brokers who reach certain milestones.  At the time, eXp Realty had approximately 400 agents and the plan defined equity incentives up to 16,000 agents.  As we are quickly approaching 16,000 agents, the new Sustainable Equity Plan will pay agents a dollar value of shares rather than a stair-stepped number of shares for achieving certain goals.

The repurchase program will help offset equity issuances that the Company awards to its agents for meeting certain milestones in the Sustainable Equity Plan.  Purchases under the repurchase program will company with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The timing and number of shares repurchased will depend upon market conditions.  The repurchase program does not require the company to acquire a specific number of shares.  As the Company continues to grow its cash balance, the cost of the shares repurchased will be funded from available working capital.  Any shares repurchased under the program will be returned to the status of authorized but unissued shares of common stock.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls and procedures of our subsidiary, eXp World Technologies, LLC, which was newly formed on November 29, 2018 when we acquired substantially all of the assets of VirBELA, LLC. This acquisition did not result in any material change to our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 due to the material weakness described below. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report, which is included below.

 Material Weakness:

Control Environment and Monitoring

The Company did not properly design or maintain effective controls over the control environment and monitoring components which contributed to material weaknesses at the control activity level. As it relates to the control environment, the Company did not have sufficient oversight and competencies to address the Company’s overall financial reporting and information technology requirements. As it relates to monitoring, the Company did not perform timely and ongoing evaluations to ascertain whether the components of internal control are present and functioning. The failures within these COSO components contributed to the following material weaknesses at the control activity level:

Control Activities

The Company did not have effective business processes and controls as well as resources with adequate training and support to conduct an effective review of manual reconciliations including the complex data feeds into the reconciliations of high-volume transactions.  This resulted in several errors mainly to revenue, accounts receivable, and commission expense during the period covered by this report and could have resulted in errors in other financial statement line items

Remediation Actions on Material Weakness:

To address the above material weaknesses described above, our management is currently in the process of undertaking a re-design of the control workflows within our software and systems for processing high-volume transactions.  This will include further validations between the systems to ensure accuracy and completeness of the transactions.  Additionally, we will provide additional training of the appropriate personnel involved with these business processes and the related control activities.

Material Weaknesses Previously Identified

We previously reported material weaknesses in our Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Reports on Form 10-Q for the quarters during the subsequent period through September 30, 2018.  The material weaknesses previously reported are summarized below:

•

Our internal controls failed to properly recognize and measure the fair value of equity and equity-linked awards issued to employees and non-employees.  Our policies procedures failed to identify the need to consider certain areas of US GAAP applicable to stock awards issued to employees and non-employees.

•

Our internal controls failed to identify the need to consider certain areas of US GAAP applicable to the classification of certain agent fees.  Our agent fees are no longer classified as revenue, rather they are offset against commission and other agent related costs.

•

Our internal controls failed to identify the mathematical error contained in the foreign currency translation calculation in the statement of cash flows of our foreign subsidiary that are incorporated in the consolidated financial statements.

Remediation Actions on Previously Identified Material Weaknesses:

To address the above material weaknesses related to equity awards and revenue classification, management completed additional training associated with accounting for equity-based payments to employees and non-employees, inclusive both internally as well as with an outside financial reporting firm with advanced experience in reporting for equity-based instruments and implemented additional review controls of the accounting for equity awards.  We are also currently implementing a cloud-based platform to maintain all equity-based awards to ensure consistency in the identification and classification of share-based payments of current as well as future share-based payment arrangements. We also completed an analysis of the historical option grants to ensure that they have been correctly recorded. We also reviewed our revenue recognition policies and trained staff to ensure compliance with US GAAP. Management has tested these new controls and found them to be effective and has concluded that these material weaknesses have been remediated.

To address the above material weakness related to the foreign currency translation calculation, we have engaged a third party to assist with rebuilding our financial reporting cash flow templates used to calculate and disclose the effect of foreign translation in our statement of cash flows.  To prevent errors in our manual financial reporting process, we have also incorporated additional management review controls to ensure our financial reporting is accurate.

Management has tested the effectiveness of the new controls and found the controls to be effective and has concluded that the material weakness has been remediated.

.

 Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

eXp World Holdings, Inc.

Bellingham, Washington

Opinion on Internal Control over Financial Reporting

We have audited eXp World Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the subsidiary eXp World Technologies, LLC, which was newly formed to acquire substantially all of the assets of VirBELA, LLC on November 29, 2018, and which is included in the consolidated balance sheet of the Company and subsidiaries as of December 31, 2018, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. eXp World Technologies, LLC constituted 20.12% and (1.00%) of total assets and net assets, respectively, as of December 31, 2018, and 0.02% and 1.34% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of eXp World Technologies, LLC because of the timing of the acquisition which was completed on November 29, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of eXp World Technologies, LLC.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in management’s assessment: failure to design and maintain controls over the control environment, monitoring controls, and certain control activities which resulted in several errors mainly to revenue, accounts receivable, and commission expense and could have resulted in errors in other financial statement line items. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 18, 2019 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Salt Lake City, Utah

March 18, 2019

Changes in Internal Control Over Financial Reporting

Other than the efforts noted above to remediate the previously reported material weaknesses, there have been no changes in our internal control over financial reporting during the period covered by this annual report on Form 10-K that has materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

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

Name	Position	Age	Date First Elected or Appointed
Glenn Sanford	Chairman, Chief Executive Officer, Treasurer, Secretary, and Director	52	March 12, 2014
Jason Gesing	Executive Vice President, Business Development and Director	45	September 27, 2014
Jeff Whiteside	Chief Financial Officer	55	November 1, 2018
Alan Goldman	Chief Accounting Officer	40	March 16, 2016
Eugene Frederick	Director	63	April 7, 2016
Richard Miller	Director	60	July 20, 2016
Randall Miles	Director	62	July 20, 2016
Darren Jacklin	Director	46	May 22, 2014
Susan Truax	Director	53	August 9, 2017
Dan Cahir	Director	36	November 29, 2018

Business Experience

The following is a brief description of the business experience and education of each director and executive officer during at least the past five years, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Glenn Sandford has served as our Chief Executive Officer and Director since March 12, 2014.  Since 2002, Mr. Sanford has been actively involved in the online real estate space.  In early 2007, Mr. Sanford launched eXp Realty, LLC and grew the Company to three offices and into two states.  After the decline in the real estate market in 2008, Mr. Sanford and his executive team rewrote the entire business model to reduce costs and provide consumers with more information and access than ever before.  In October 2009, eXp Realty International, Inc. was launched as the first truly cloud-based national real estate brokerage which meant giving up the traditional brink and mortar environment and moving to a fully-immersive 3D virtual office environment where agents, brokers and staff collaborate across borders while learning and transacting business form anywhere in the world.   Since that time eXp World Holdings Inc. has quickly grown throughout the United States and Canada.

Prior to joining the Company Mr. Sanford ran a large mega-agent team and consulted to Keller Williams International as a member of the Agent Technology Council in the areas of online client acquisition, client conversion and technology.  Mr. Sanford was also a significant contributor to Keller Williams Internet Lead Generation Masterminds.  Prior to real estate, Mr. Sanford was active at the executive level with a number of technology-related companies. In 1998, Mr. Sanford founded and served as President for eShippers.com, an online e-commerce and logistics company.

We believe Mr. Sanford is qualified to serve on our board of directors because of his business and management experience.

Jason Gesing joined the Company in March 2010 and was appointed Chief Business Development Officer in September 2012, a position he held until June 2014. From June 2014 through September 2016, Mr. Gesing served as the Corporation’s President.  And from September 2016 through August 2018, Mr. Gesing served as Chief Executive Officer of our Real Estate Brokerage Division. Mr. Gesing currently serves as Executive Vice President, Business Development.  With over a decade of experience in real estate in various capacities, Mr. Gesing holds broker's license in Massachusetts.

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

Jeff Whiteside joined the Company as its Chief Financial Officer and Chief Collaboration Officer on November 1, 2018.  Mr. Whiteside has more than 30 years of experience in global finance and operational leadership including executive positions at General Electric, Pitney Bowes, and RM Sotheby’s Auctions. Additionally, Mr. Whiteside held the positions of Chief Financial Officer and Chief Operating Officer at three software and technology companies. Mr. Whiteside has extensive international experience from living and working in Asia, Australia, Europe, and Canada.

Recently, Mr. Whiteside founded and served as the Auction Director at Saratoga Auto Museum from November 2016 through October 2018, Chief Operating Officer of Saratoga Juice Bar, LLC from January 2015 through November 2016, Chief Operating Officer and Chief Financial Officer at RM Sotheby’s Auctions in 2014 and 2015, and Vice President and Group Financial Officer at Pitney Bowes from 2008 through 2013.

Mr. Whiteside works closely with eXp World Holdings, Inc. CEO, Glenn Sanford and leads finance, business development, new ventures, international markets and investor relations.

Mr. Whiteside is a graduate of Rensselaer Polytechnic, obtaining both his B.S. (with an emphasis in Managerial Economics) and M.B.A. in 1986.

Alan Goldman joined the Company as its Chief Financial Officer on March 16, 2016, a position held until November 2018.  Mr. Goldman currently serves as Chief Accounting Officer.  Prior to his employment with the Company, Mr. Goldman served as a partner at Ingenium Accounting Associates, a PCAOB registered firm, from February 2013 to March 2016. While at Ingenium, he was responsible for both attest and non-attest engagements primarily with public issuers, many of whom are in the real estate industry. Prior to Ingenium, Mr. Goldman worked as an auditor for Excelsis Accounting (formerly known as Mark Bailey and Company) from May 2011 to February 2013. Prior to joining Excelsis, Mr. Goldman served as the Controller for Pacific West Companies, a vertically integrated multi-family developer.  During his tenure of four years with Pacific West, the group was recognized as a top condominium developer. Mr. Goldman earned a Bachelor of Business Administration, with an emphasis in Finance, from the University of Georgia. He is also licensed as a Certified Public Accountant in the state of Nevada.

Eugene Frederick has served as a director of the Company since April 2016 and joined the Company as an agent in April 2015. For over a decade prior to joining the Company, Mr. Frederick served in various management capacities at Keller Williams Realty. Mr. Frederick spent much of this time recruiting other top-producing real estate agents in the states of Virginia and Texas. Prior to joining the Keller Williams management team in the mid-nineties, Mr. Frederick was one of the top-producing real estate agents in the State of Texas beginning in the late eighties.  Earlier in his career, in the mid-eighties, Mr. Frederick served as Controller for Texas Instruments before leaving the corporate world for real estate.

The Board believes that Mr. Frederick is qualified to serve on our board of directors because of his extensive experience in residential real estate and his leadership ability, particularly in managing growth.

Richard Miller has served as an independent director of the Company since July 2016. For over 25 years, Mr. Miller has held senior leadership positions in companies ranging in size from a Fortune 10 company to a startup. His extensive experience as a turnaround specialist and an expert in sustainable growth has been applied as an executive inside organizations and as a consultant advising from outside companies. Mr. Miller began his career as a sales trainee at Sperry/Unisys and left 15 years later as Divisional VP/GM of North America. Mr. Miller was recruited by AT&T where he served as President of the $13 billion Global Services unit. He later served as President, COO, and as a Board member at internet startup OPUS360 where he led the company’s successful IPO. Mr. Miller was later recruited by Lucent Technologies to lead their $21 billion world-wide sales efforts. Later, he was named President, Lucent Government Solutions. Mr. Miller also served as CEO at the Balance & Stretch Center, a non-profit focused on supporting children with diabetes.

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

Randall Miles has served as an independent director of the Company since July 2016 and was appointed Vice-Chairman on January 20, 2018. For over 25 years Mr. Miles has held senior leadership positions in global financial services, financial technology and investment banking companies.  His extensive investment banking background at bulge bracket, regional and boutique firms advising financial services companies on strategic and financial needs has crossed many disciplines.  Mr. Miles transactional and advisory experience is complemented by leadership of public and private equity backed financial technology, specialty finance and software companies that have included Chairman and CEO at LIONMTS where he was nominated for the Ernst & Young Entrepreneur of the Year award, CEO at Syngence Corporation, COO of AtlasBanc Holdings Corp. and CEO of Advantage Funding / NAFCO Holdings which grew to in excess of $1 billion.

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

Darren Jacklin has served as an independent director of the Company since May 22, 2014. For over 24 years, Darren Jacklin has traveled four continents and over 48 countries mentoring entrepreneurs and business owners on specific and measurable strategies that they can consistently use to increase their income, transform their obstacles into cash flow and turn their passion into profits.

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

Dan Cahir was appointed as an independent director of the Company on November 29, 2018.  Mr. Cahir has more than 10 years of experience managing public and private equity investments across a variety of industries. Currently, Mr. Cahir serves as the Chief Executive Officer and Chief Investment Officer of Amherst Ave Capital, positions he has held since June 2018.

From June 2013 to June 2018, Mr. Cahir served as a portfolio manager at Long Light Capital, managing a public equity portfolio and evaluating venture capital and private equity investments and allocations to external fund managers.  From September 2011 to April 2013, Mr. Cahir was a member of the investment team at Ziff Brothers Investments, a private investment firm. From August 2007 to September 2009, Mr. Cahir was a member of the investment team at Madrone Capital Partners where he led the analysis on venture capital, private equity and public equity investments.

Mr. Cahir began his career in September 2005 with Bain & Co., where he advised Fortune 500 and private equity clients on M&A, growth and efficiency initiatives until June 2007.

Mr. Cahir completed his studies and earned his Bachelor of Arts Degree in Economics in 2005, graduating with the summa cum laude distinction from Claremont McKenna College and completed his studies and earned a Master of Business Administration from Harvard Business School in 2011.

The Board believes that Mr. Cahir is qualified to serve on our board of directors because of his extensive experience in managing equity portfolios and well as advising Fortune 500 clients on M&A, growth and cost-cutting strategies.

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

Code of Ethics

On September 20, 2018, the Company adopted a code of business conduct and ethics which is available on our website at www.expworldholdings.com.

Security Holder Nominating Procedures

We do not have any formal procedures by which our stockholders may recommend nominees to our board of directors.

Committees of the Board of Directors

As of the date of this report, our directors served on the committees of the Board indicated in the following table:

Director	Independent	Compensation Committee	Audit Committee	Governance Committee
Glenn Sanford		Chair		X
Richard Miller	X	X	X	Chair
Randall Miles	X	X	Chair	X
Darren Jacklin	X			X
Susan Truax		X
Dan Cahir	X		X

Audit Committee

Our audit committee consists of three independent members: Randall Miles, Chairman and financial expert; Richard Miller and Dan Cahir. Our audit committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the audit committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

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

Based solely on review of reports received by the Company or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2018, all Reporting Persons complied with all applicable Section 16(a) filing except Mr. Cahir, Mr. Jacklin, Ms. Truax, Mr. Whiteside and Mr. Petronis filed late Form 3 reports. Ms. Coleman, who is no longer employed by the Company, did not file a Form 3 report. Additionally, late Form 4 reports were filed by Mr. Cahir on December 11, 2018; Mr. Frederick on March 15, 2019; Mr. Jacklin on August 16, 2018; Mr. Miles on June 15, 2018 and August 6, 2018; Mr. Miller on August 6, 2018; Ms. Truax on August 30, 2018; Mr. Sanford on August 31, 2018; and Mr. Whiteside on November 19, 2018.

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to:

•	our principal executive and principal financial officer;

•	our president;

•	and certain other officers, all of whom will collectively refer to as the “named executive officers” of our company,

•	are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(3)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Glenn Sanford	2018	58,875	-0-	-0-	-0-	-0-	-0-	1,748,092(4)	1,806,967
Chief Executive Officer and Chairman of the Board	2017	488,880	-0-	6,008	-0-	-0-	-0-	284,307(4)(6)	779,195
Jason Gesing,	2018	150,000	-0-	89,813	-0-	-0-	-0-	583,558(4)	823,371
Director and Executive Vice President, Business Development	2017	202,238	58,000	66,179	-0-	-0-	-0-	99,523(4)(7)	425,940
Jeff Whiteside,	2018	33,125	36,000	-0-	2,638,017(5)	-0-	-0-	-0-	2,707,142
Chief Financial Officer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Amounts in this column represent stock awards issued to the individuals noted, with the fair value determined at the date of grant in accordance with U.S. GAAP based on the closing price of our common stock on the applicable grant date. See Note 9, Stockholders’ Equity, above for the assumptions used in determining the grant date fair value of stock awards  Director compensation as part of stock awards for Glenn Sanford amounted to $6,008 in 2017. Director compensation as part of stock awards for Jason Gesing amounted to $89,813 and $6,008 in 2018 and 2017, respectively.

(2)

Amounts in this column represent option awards issued to the individuals noted, based on the fair value determined at the date of grant in accordance with U.S. GAAP. See Note 9, Stockholders’ Equity, above for the assumptions used in determining the grant date fair value of option awards.

(3)

The value of privileges and other personal benefits, perquisites and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(4)	Consists of revenue sharing earned and officer revenue.

(5)	The dollar amount shown represents the aggregate grant date fair value of common stock awards granted, determined in accordance with US GAAP, but not what was fully vested as of December 31, 2018.

(6)

For the year ended December 31, 2017, $439,380 in commissions earned was included in all other compensation.  In the current period, this amount has been excluded from all other compensation and included in salary in the table above for the 2017 disclosure.

(7)

For the year ended December 31, 2017, $56,133 in commissions earned was included in all other compensation.  In the current period, this amount has been excluded from all other compensation and included in salary in the table above for the 2017 disclosure.

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

The Company does not have any agreements or plans in place for the named executive officers that would provide additional compensation in connection with a resignation, retirement or other termination or a change in control..

Outstanding Equity Awards at Fiscal Year End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Glenn Sanford, Chief Executive Officer and Chairman of the Board	1,617,000	-	-	$ 0.13	10/1/2022	-	-	-	-
Jeff Whiteside, Chief Financial Officer	-	250,000	-	$ 11.65	11/1/2028	-	-	-	-

Compensation of Directors

Mr. Sanford is also our Chief Executive Officer (see Executive Compensation table for services acting as Officers).

During the year-ended December 31, 2018, Mr. Jacklin was compensated $2,000 per month for directorship actives which was paid in common stock. Newly appointed directors received $75,000 a year as compensation. Directors are reimbursed for reasonable out-of-pocket expenses incurred in the performance of duties as a Board member.

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director during fiscal year 2018 who served on our Board during the fiscal year 2018:

Name	Fees Earned or Paid in Cash	Option Awards (1)	Stock Awards (2)	Total
Richard Miller (3)	$75,000	$-	$-	$75,000
Randall Miles (4)	$75,000	$-	$-	$75,000
Darren Jacklin	$24,000	$-	$24,108	$48,108
Dan Cahir (5)	$16,688	$963,273	$-	$979,961

(1)	The dollar amounts shown represent the aggregate grant date fair value of stock options granted, determined in accordance with U.S. GAAP, but not what has fully vested as of December 31, 2018.

(2)

The dollar amounts shown represent the grant date fair value of stock awards granted, with the fair valued determined at the date of grant in accordance with US GAAP, based on the closing price of our common stock on the applicable grant date.

(3)	As of December 31, 2018, Mr. Miller has 1,285,000 unexercised option awards, which includes 350,000 options under a personal contract between Mr. Miller and Ms. Sanford.

(4)	As of December 31, 2018, Mr. Miles has 1,247,701unexercised option awards, which includes 350,000 options under a contract between Mr. Miles and Ms. Sanford.

(5)	As of December 31, 2018, Mr. Cahir has 100,000 unexercised option awards.

In 2016, we agreed to compensate each of Mr. Miles and Mr. Miller the award of stock options to purchase 1,350,000 shares of the Company’s common stock at an exercise price equal to the fair market value on the grant date, with such shares vesting over a three-year period in equal monthly installments, in addition to their $75,000 a year as compensation and reimbursement of expenses reasonably incurred.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock, as of March 10, 2019 by:

•	each person known to us to own more than 5% of our outstanding common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our executive officers and directors and as a group.

		Amount and Nature of	Percentage of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership(1)	Class(2)
	More than 5% stockholders:
Common Stock	Penny Sanford 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	16,279,325	26.70%
	Directors and named executive officers:
Common Stock	Glenn Sanford 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	22,661,144(3)	36.20%
Common Stock	Jason Gesing 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	1,940,011(4)	3.12%
Common Stock	Jeff Whiteside 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	15,700(5)	0.03%
Common Stock	Alan Goldman 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	458,334(6)	0.75%
Common Stock	Eugene Frederick 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	1,552,351(7)	2.55%
Common Stock	Richard Miller 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	1,237,500(8)	1.99%
Common Stock	Randall Miles 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	1,237,500(9)	1.99%
Common Stock	Darren Jacklin 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	77,585	0.13%
Common Stock	Susan Truax 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	16,187(10)	0.03%
Common Stock	Dan Cahir 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	13,889(11)	0.02%
Common Stock	Mary Frances Coleman 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	59,401(12)	0.10%
Common Stock	Scott Petronis 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	116,250(13)	0.19%
Common Stock	All executive officers and directors as a group (12 persons)	29,385,852	43.97%

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

(2) Percentage of ownership is based on 60,978,604 shares of our common stock issued and outstanding as of March 10, 2019. Common stock subject to options or warrants exercisable within 60 days of March 10, 2019 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3) Includes 21,044,144 shares of our common stock including 300,000 shares of our common stock pledged as collateral to secure a line of credit and stock options to acquire 1,617,000 shares of our common stock exercisable within 60 days of March 10, 2019.

(4) Includes of 765,880 shares of our common stock and stock options to acquire 1,174,131 shares of our common stock exercisable within 60 days of March 10, 2019.

(5) Includes 75 shares of our common stock and stock options to acquire 15,625 shares of our common stock only exercisable within 60 days of March 10, 2019.

(6) Includes 83,334 shares of our common stock and stock options to acquire 375,000 shares of our common stock exercisable within 60 days of March 10, 2019.

(7) Includes 797,566 shares of our common stock pledged as collateral.

(8) Consists of stock options to acquire shares of our common stock only exercisable within 60 days of March 10, 2019.

(9) Consists of stock options to acquire shares of our common stock only exercisable within 60 days of March 10, 2019.

 (10) Includes 1,187 shares of our common stock and stock options to acquire 15,000 shares of our common stock exercisable within 60 days of March 10, 2019.

(11) Consists of stock options to acquire shares of our common stock only exercisable within 60 days of March 10, 2019.

(12) Includes of 26 shares of our common stock and stock options to acquire 59,375 shares of our common stock exercisable within 60 days of March 10, 2019.  Ms. Coleman resigned from the Company effective January 25, 2019.

(13) Includes of 6,250 shares of our common stock and stock options to acquire 110,000 shares of our common stock exercisable within 60 days of March 10, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,570,491	5.02	5,417,869
Equity compensation plans not approved by security holders	-	-	-
Total	12,570,491	5.02	5,417,869

2013 Stock Option Plan

On September 27, 2013, we adopted a stock option plan. The purpose of the stock option plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the stock option plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non–qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the stock option plan) who are subject to tax in the United States may receive “incentive stock options,” and non–U.S. residents may receive awards of “non-qualified stock options”. The number of shares of our common stock issuable under the plan is 10,000,000. As of March 10, 2019, there were stock options to purchase an aggregate of 4,206,416shares of our common stock outstanding. We do not expect to grant future option awards under the 2013 stock option plan.

2015 Equity Incentive Plan

On March 12, 2015, we adopted an equity incentive plan which was subsequently amended on October 29, 2017. The purpose of the equity incentive plan is to retain the services of valued key employees, directors, officers and consultants and to encourage commitment and motivate excellent performance. Our employees, consultants and directors are eligible to participate in the 2015 Equity Incentive Plan as determined by the Board. The following equity awards may be granted under the equity incentive plan: “incentive stock options”, “non-qualified stock options,” shares of restricted stock, restricted stock units and other stock-based awards; provided, that “incentive stock options” may be granted only to employees. The number of shares of our common stock issuable under the plan is 21,000,000. As of March 10, 2019, there were stock options to purchase an aggregate of  19,492,568 shares of our common stock outstanding with 1,507,432 available for future issuances.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None

Director Independence

Our bylaws provide that we have at least one director, and as of the date this report, our Board consisted of a total eight directors, consisting of Glenn Sanford, Jason Gesing, Eugene Frederick, Richard Miller, Randall Miles, Darren Jacklin, Susan Truax and Dan Cahir. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the Company, or otherwise has any material relationship with the Company or its affiliates that would impair independence. Using this definition of director independence, each of the following directors are considered independent; Darren Jacklin, Randall Miles, Richard Miller and Dan Cahir.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees

The following table sets forth fees billed or accrued by our independent registered public accountants during the fiscal years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017

Audit fees	$785,000	$490,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$785,000	$490,000

Audit fees pertain to the audit of our annual Consolidated Financial Statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements. Our current principal accountant BDO USA, LLP was engaged to audit our Consolidated Financial Statements for the years ended December 31, 2018 and December 31, 2017.

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

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in the fiscal year end December 31, 2018 and 2017.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8-K, filed on August 20, 2013)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed on October 9, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference from Appendix B to the Company’ Definitive Information Statement on Schedule 14C filed on October 9, 2018)

10.1	Affiliate Stock Purchase Agreement (incorporated by reference from Form 8-K, filed on March 18, 2013)

10.2	Stock Option Plan (incorporated by reference from Form 8-K, filed on October 2, 2013)

10.3	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)

10.4	First Amendment to eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on October 6, 2017)

10.5	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 30, 2015)

14	Code of Ethics

21	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

eXp World Holdings, Inc.
(Registrant)

Date: March 18, 2019	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2019	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glenn sanford	Chief Executive Officer and Chairman of the Board	March 18, 2019
Glenn Sanford	(Principal Executive Officer)

/s/ JEFF WHITESIDE	Chief Financial Officer	March 18, 2019
Jeff Whiteside	(Principal Financial Officer)

/s/ Alan Goldman	Chief Accounting Officer	March 18, 2019
Alan Goldman

/s/ Jason Gesing	Director	March 18, 2019
Jason Gesing

/s/ EUGene Frederick	Director	March 18, 2019
Eugene Frederick

/s/ Richard Miller	Director	March 18, 2019
Richard Miller

/s/ Randall Miles	Director	March 18, 2019
Randall Miles

/s/ Darren jacklin	Director	March 18, 2019
Darren Jacklin

/s/ Susan Truax	Director	March 18, 2019
Susan Truax

/s/ DAN CAHIR	Director	March 18, 2019
Dan Cahir