Form 10-Q
period 2019-03-31
EXP World Holdings, Inc.
filed 2019-05-10
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 000‑53300

EXP WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

2219 Rimland Drive, Suite 301

Bellingham, WA 98226

 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (360) 685‑4206

Common Stock, par value $0.00001 per share	EXPI	NASDAQ
(Title of Each Class)	(Trading Symbol)	(Name of each exchange on which registered)

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

Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check   whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).

Yes [   ]    No [X]

There were 61,676,924 shares of Common Stock, $.00001 par value, of the registrants outstanding as of April 30, 2019.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report on Form 10‑Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give expectations or forecasts of future events.  Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions to future periods.  Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions.  Forward-looking statements include statements we make about matters such as: future revenues; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; productivity, business process, rationalization, investment, acquisition, consulting, operational, tax, financial and capital projects and initiatives; contingencies; changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

Forward-looking statements relate to the future and are subject to many risks, assumptions and uncertainties, including those risks set forth in this report and as described in Part I, Item IA Risk Factors of our Annual Report on Form 10‑K for our prior fiscal year ended December 31,  2018 filed with the SEC on March 18, 2019.  Although we believe the expectations reflected in the forward-looking statements are reasonable, actual results, developments and business decisions could differ materially from those contemplated by such forward-looking statements.  The environment for which we operate in is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

(Unaudited)

March 31, 2019

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,771,971	$20,538,057
Restricted cash	4,193,802	2,502,591
Accounts receivable, net of allowance of $297,567 and $484,441, respectively	29,693,641	17,428,091
Prepaids and other assets	1,792,756	1,857,988
TOTAL CURRENT ASSETS	56,452,170	42,326,727
Fixed Assets, net	3,153,814	2,739,525
Operating lease right-of-use assets	291,689	—
Intangible assets, net	2,458,678	2,531,669
Goodwill	8,248,107	8,248,107
TOTAL ASSETS	$70,604,458	$55,846,028

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,300,295	$1,758,377
Customer deposits	4,193,802	2,502,591
Accrued expenses	30,764,719	18,976,435
Current portion of long-term payable	974,659	974,659
Current portion of lease obligation - operating lease	79,538	—
TOTAL CURRENT LIABILITIES	37,313,013	24,212,062

Long-term payable, net of current portion	1,716,853	1,654,337
Long term lease obligation - operating lease	212,214	—
TOTAL LIABILITIES	39,242,080	25,866,399

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 61,499,843 issued and 61,142,091 outstanding at March 31, 2019, 60,609,102 issued and 60,609,102 outstanding at December 31, 2018	612	606
Additional paid-in capital	102,066,398	90,755,616
Treasury stock, at cost: 357,752 shares held at March 31, 2019	(3,647,076)	—
Accumulated deficit	(67,061,089)	(60,765,266)
Accumulated other comprehensive income (loss)	3,533	(11,327)

TOTAL STOCKHOLDERS' EQUITY	31,362,378	29,979,629
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,604,458	$55,846,028

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenues	$157,033,632	$61,962,531

Operating expenses
Commissions and other agent-related costs	142,542,405	55,701,516
General and administrative	19,700,772	16,281,113
Sales and marketing	888,850	645,797
Total operating expenses	163,132,027	72,628,426

Net loss from operations	(6,098,395)	(10,665,895)

Other income and (expenses)
Other income and (expenses)	(80,976)	—
Interest income (expense)	46,245	—
Total other income and (expenses)	(34,731)	—

Loss before income tax expense	(6,133,126)	(10,665,895)

Income tax expense	(162,697)	(30,450)
Net loss	$(6,295,823)	$(10,696,345)

Net loss per share attributable to common shareholders
Basic from continuing operations	$(0.10)	$(0.19)
Diluted from continuing operations	$(0.10)	$(0.19)

Weighted average shares outstanding
Basic	60,749,378	56,193,753
Diluted	60,749,378	56,193,753

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Net loss	$(6,295,823)	$(10,696,345)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	14,860	(1,275)
Comprehensive loss	$(6,280,963)	$(10,697,620)

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

							Accumulated
	Common Stock		Treasury Stock		Additional	Accumulated	Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2017	54,980,272	$ 550	-	$ -	$ 36,848,041	$ (32,596,374)	$ 8,454	$ 4,260,671
Exercise of options	1,071,407	10			264,345	-	-	264,355
Stock compensation expense	61,598	1			8,279,108		-	8,279,109
Stock option expense	-	-			1,301,702	-	-	1,301,702
Agent equity program	208,324	2			2,370,002	-	-	2,370,004
Foreign currency translation gain	-				-	-	(1,275)	(1,275)
Net loss	-	-			-	(10,696,345)	-	(10,696,345)

Balance, March 31, 2018	56,321,601	$ 563	-	$ -	$ 49,063,198	$ (43,292,719)	$ 7,179	$ 5,778,221

Balance, December 31, 2018	60,609,102	$ 606	-	$ -	$ 90,755,616	$ (60,765,266)	$ (11,327)	$ 29,979,629

Exercise of options	134,260	1	-	-	215,725	-	-	215,726
Stock compensation expense	136,194	1	-	-	3,669,320	-	-	3,669,321
Stock option expense	-	-	-	-	1,215,448	-	-	1,215,448
Agent equity program	620,287	4	-	-	6,210,289	-	-	6,210,293
Foreign currency translation gain	-	-	-	-	-	-	14,860	14,860
Repurchase of common stock	-	-	357,752	(3,647,076)	-	-	-	(3,647,076)
Net loss	-	-	-	-	-	(6,295,823)	-	(6,295,823)

Balance, March 31, 2019	61,499,843	$ 612	357,752	$ (3,647,076)	$ 102,066,398	$ (67,061,089)	$ 3,533	$ 31,362,378

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(6,295,823)	$(10,696,345)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation expense	367,287	183,321
Amortization expense - intangible assets	72,992	—
Stock compensation expense	3,669,321	8,279,109
Stock option expense	1,215,448	1,301,702
Agent equity program	6,210,293	2,370,004
Change in stock payable	62,516	—

Changes in operating assets and liabilities:
Accounts receivable	(12,263,873)	(2,175,888)
Prepaids and other assets	111,575	(91,961)
Customer deposits	1,675,556	847,406
Accounts payable	44,888	115,570
Accrued expenses	11,787,112	4,655,504
Noncash lease expense	63	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,657,355	4,788,422

INVESTING ACTIVITIES
Purchase of fixed assets	(827,919)	(513,521)
Payment for business acquisition and intangibles	(500,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,327,919)	(513,521)

FINANCING ACTIVITIES
Repurchase of common stock	(3,647,076)	—
Proceeds from exercise of options	215,726	264,355

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,431,350)	264,355

Effect of changes in exchange rates on cash, cash equivalents and restricted cash	27,039	(23,033)

Net change in cash, cash equivalents and restricted cash	1,925,125	4,516,223

Cash, cash equivalents and restricted cash, beginning of period	23,040,648	5,595,227
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$24,965,773	$10,111,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$18,460	$—
Cash paid for income taxes	$100,289	$30,450

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right of use assets and lease liability upon adoption of new accounting standard	$317,629	$—
Fixed asset purchases in accounts payable	$46,343	$71,890

See Notes to the Condensed Consolidated Financial Statements

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

1.            BASIS OF PRESENTATION

eXp World Holdings, Inc. (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company operates a cloud-based real estate brokerage operating in all U.S. States, the District of Columbia and the provinces of Alberta, British Columbia and Ontario, Canada. The Company focuses on a number of cloud-based technologies to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10‑Q and Article 8‑03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.    We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018,  filed with the SEC on March 18, 2019.

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released. Restricted cash totaled $4,193,802 and $1,770,599 at March 31, 2019 and March 31, 2018, respectively.

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$20,771,971	$8,340,851
Restricted cash	4,193,802	1,770,599
Total cash, cash equivalents, and restricted cash	$24,965,773	$10,111,450

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination.  We do not amortize goodwill but test goodwill for impairment on an annual basis in November of each year or when a triggering event occurs that would indicate a reduction in its fair value below its carrying value.

Acquired intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment annually in November of each year or when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding significant changes or planned changes in the use of the assets, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then our goodwill or intangible assets may become impaired. Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or macroeconomic conditions deteriorate.

Stock based compensation

The Company accounts for all stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awarded to employees is measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. Accruals of compensation cost for an award with a performance condition are based on the probable outcome of that performance condition. Compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. The Company reduces recorded stock-based compensation for forfeitures when they occur.

Revenue Recognition

The Company generates substantially all of its revenue from real estate brokerage services and generates a de minimis portion of its revenues from software subscription and professional services.

Real Estate Brokerage Services

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing residential real estate transactions.  The Company is contractually obligated to provide services for the fulfillment of transfers of residential real estate between buyers and sellers.  The Company provides these services itself and controls the service necessary to legally transfer the residential real estate.  Correspondingly, the Company is defined as the Principal.  The Company, as Principal, satisfies its obligation upon the closing of a residential real estate transaction.  As Principal, and upon satisfaction of our obligation, the Company recognizes revenue in the gross amount of consideration to which we expect to be entitled to.

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling and finding residential real estate.  Commissions earned on real estate transactions are recognized at the completion of a residential real estate transaction once we have satisfied our performance obligation.

Software Subscription and Professional Services

Subscription revenue is derived from fees from our customers to access the Company’s virtual reality software platform.  The terms of our subscriptions do not provide customers the right to take possession of the software.  Subscription revenue is generally recognized ratably over the contract term.

Professional services revenue is derived from implementation and consulting services.  Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method.

Change in Accounting Principle and Recently Adopted Accounting Principles

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11 – Leases (Topic 842) – Targeted Improvements.  The amendments in ASU No. 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with GAAP (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide).

The Company adopted ASU No. 2016-02 effective January 1, 2019 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated.  There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption.     This standard did not have a material impact on the Company’s balance sheets or cash flows from operations and had no impact on the Company’s operating results.  The most significant impact was the recognition of ROU assets and lease obligations on the balance sheet upon adoption on January 1, 2019.

The Company elected to utilize the transition guidance accounting policy elections available including, not recording a Right-of-Use (ROU) lease asset and lease obligation for short term leases, to not separate lease and non-lease components, and apply a portfolio discount rate to all leases similar in nature and term.

With the adoption of ASU 2016-02, the Company determines if an arrangement is a lease at inception and performed a lease classification assessment. Based on this assessment, the Company concluded it only has operating leases. Leases are included in ROU lease assets, current portion of lease obligations, and long-term lease obligations on the Company’s balance sheet. As of March 31, 2019, the Company only has operating leases. Certain arrangements previously considered leases under Topic 840 were determined to not be leases under Topic 842.  Lease expense for short-term leases is recorded in the Company’s Statements of Operations as incurred.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has determined to not separate lease components from nonlease components in the lease payments for its office space leases, which are currently the only leases the Company has under Accounting Standards Codification (ASC) 842. The rate implicit in the lease was not readily determinable in the lease arrangements and as such, the Company used its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculated the rate utilizing the rate on our secured line of credit adjusted for the average lease term of 3 years.  The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms include options to extend the lease when it is reasonably certain that the Company will exercise its option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

In January 2017, the FASB issued ASU No. 2017-04 – Intangibles – Goodwill and Oher (Topic 350). This ASU eliminates Step 2 from the goodwill impairment test. Under ASU No. 2017-04, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under ASU No. 2017-04, entities that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those entities. This ASU is effective in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The new guidance must be adopted on a prospective basis. The Company adopted ASU No. 2017-04 effective January 1, 2019.  The Company does not expect any significant adjustments to our financials or our disclosures under the new guidance.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which eliminates certain disclosure requirements for fair value measurements and requires new or modified disclosures. ASU No. 2018-13 is effective beginning January 1, 2020; early adoption is permitted. Certain changes are applied retrospectively to each period presented and others are to be applied either in the period of adoption or prospectively. The Company is still assessing the impact of ASU No. 2018-13. The Company does not expect the amendments of ASU No. 2018-13 will have a significant impact on the Company’s financial statements and related disclosures.

.

3.            ACQUISITIONS

VirBELA

On November 29, 2018, (the “Acquisition Date”), the Company and its newly formed subsidiary, eXp World Technologies, LLC (Purchaser) acquired substantially all the assets of VirBELA, LLC (VirBELA),  a California limited liability company.  VirBELA provides a cloud-based environment focused on educational and innovative learning technologies to enhance global education experiences that empower individuals, teams, and organizations for clients in various industries.  Its model allows for a level of engagement and participation that can typically only be achieved with face-to-face instruction.  Its proprietary immersive 3D campus, which supports blended learning and big data assessment, is highly customizable to meet the branding and educational needs of clients.  VirBELA developed the Company’s current cloud campus called eXp World, which provides 24/7 access to collaborative tools, training and socialization for the Company’s real estate agents and employees.    The acquisition of VirBELA’s core group of products and services will allow eXp Realty to continue to accelerate its business in a sustainable and innovative way, which is consistent with eXp World Holdings’ vision to expand the product offering to agents, teams and others who could benefit from their own, always available environments for collaboration.

The Company acquired the assets of VirBELA for a total purchase price of $10,607,800,  consisting of cash of $7,000,000 and shares of the Company’s common stock valued at $3,607,800.  A cash payment of $6,500,000 was paid at closing and 97,371 shares of the Company restricted common stock having a value of $1,000,000 was issued at closing.  On the acquisition date, the Company held $500,000 in accounts payable to secure the Seller’s performance of certain post close obligations.  During the three months ended March 31, 2019, the Seller performed its post close obligations and the $500,000 was paid to the Seller.  The remaining shares of the Company’s common stock will be issued having a value of $1,000,000 on each of the first, second and third anniversaries of the Acquisition Date.  The present value of future deliveries of eXp World Holdings, Inc. stock, calculated using a discount rate of 10%, is $2,607,800, which represents fair value as of the Acquisition Date.  The discount of $392,200 will be amortized over the reporting periods using the effective interest method during Fiscal years 2019, 2020 and 2021. For the period ended March 31, 2019, the discount amortization was $62,516.

The following table shows the allocation of the purchase price of VirBELA, LLC to the acquired identifiable assets, and goodwill:

Accounts receivable	$4,273
Inventory	968
Fixed assets	23,452
Intangible assets	2,331,000
Goodwill	8,248,107
Total purchase price	$10,607,800

The Acquisition was accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting.  Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill. Goodwill generated from the Acquisition was primarily attributable to an assembled workforce and planned expansion of VirBELA into new markets.

The purchase price allocation to identifiable intangible assets acquired in the VirBELA acquisition was:

Tradename	$1,169,000
Existing Technology	297,000
Non-competition agreements	125,000
Customer contracts	740,000
Total intangible assets purchased	$2,331,000

The allocation of the fair value of the acquired business was based on valuations of the estimated net fair value of the assets acquired.  The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Acquisition Date). For tax purposes, goodwill is amortized over 15 years and this amortization is tax deductible. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. During the measurement period, we will adjust valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Acquisition Date, if any, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

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

From the Acquisition date, the results of operations of VirBELA have been included in and are immaterial to our condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented, being the historical results of VirBELA are not material to our condensed consolidated statements of operations in any period presented.

4.            FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	Three Ended March 31,
	As of	As of
	March 31, 2019	December 31, 2018
Computer hardware and software	$4,727,360	$3,925,129
Furniture, fixture and equipment	5,910	5,910
Total depreciable property and equipment	4,733,270	3,931,039
Less: accumulated depreciation and amortization	(1,687,390)	(1,320,103)
Depreciable property, net	3,045,880	2,610,936
Assets under development	107,934	128,589
Fixed assets, net	$3,153,814	$2,739,525

Depreciation expense for the three months ended March 31, 2019 and 2018 was $367,287 and $183,321, respectively.

5.            GOODWILL AND INTANGIBLE ASSETS

Goodwill was $8,248,107 as of March 31, 2019 and December 31, 2018.

Goodwill was recorded in connection with the acquisition of VirBELA in November 2018 and represents fair value as of the acquisition date. No events have occurred that indicated it was more likely than not goodwill was impaired.

Definite-Lived intangible assets were as follows:

	As of March 31, 2019
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$1,169,000	$(38,967)	$1,130,033
Existing technology	297,000	(19,800)	277,200
Non-competition agreements	125,000	(13,889)	111,111
Customer contracts	740,000	(24,666)	715,334
Software	225,000	—	225,000
Total	$2,556,000	$(97,322)	$2,458,678

	As of December 31, 2018
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$1,169,000	$(9,742)	$1,159,258
Existing technology	297,000	(4,950)	292,050
Non-competition agreements	125,000	(3,472)	121,528
Customer contracts	740,000	(6,167)	733,833
Software	225,000	—	225,000
Total	$2,556,000	$(24,331)	$2,531,669

Definite-lived intangible assets were recorded in connection with the acquisition of VirBELA in November 2018.  Amortization expense for definite-lived intangible assets for three months ended March 31, 2019 and 2018 were $72,991 and zero, respectively.  We estimate expected amortization related to definite-lived intangible assets at March 31, 2019 will be:

Expected amortization
Remaining 2019	$293,975
2020	366,967
2021	363,494
2022	250,300
2023	245,350
2024 and thereafter	938,592
Total	$2,458,678

6.            STOCKHOLDERS’ EQUITY

As of March 31, 2019, the Company had 61,499,843 shares of common stock issued and 61,142,091 shares outstanding.

The following provides a detailed description of the stock-based transactions completed during the three months ended March 31, 2019:

During the three months ended March 31, 2019, the Company repurchased 357,752 shares of common stock as part of the Company’s 2018 Share Repurchase Plan which resulted in a reduction to equity of $3,647,076.

During the three months ended March 31, 2019, the Company issued 134,260 shares of common stock upon the exercise of stock options and received cash consideration totaling $215,726 upon payment of the exercise price for the options.

During the three months ended March 31, 2019, the Company issued 620,287 shares of common stock in exchange for services totaling $6,210,293, which includes the expense activity in our Agent Equity Program.

During the three months ended March 31, 2019, the Company issued 136,194 shares of common stock in exchange for services totaling $3,669,321, which included the expense activity for our agent growth incentive programs.

During the three months ended March 31, 2018, the Company issued 208,324 shares of common stock in exchange for services totaling $2,370,004, which includes the expense activity in our 2015 Agent Equity Program.

During the three months ended March 31, 2018, the Company issued 61,598 shares of common stock in exchange for services totaling $8,279,109, which included the expense activity for our agent growth incentive programs.

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

During the three months ended March 31, 2019 and 2018, the Company issued 620,287 and 208,324 shares of common stock, respectively, to agents and brokers for total consideration of $6,210,293 and $2,370,004, respectively, for the settlement of commissions payable.

Agent Growth Incentive Program

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. Agents who qualify are awarded common stock based on achievement of performance milestones.

Under the incentive programs, the Company awards common stock to our agents and brokers that become issuable upon the achievement of certain milestones for both the individual and the recruited agents.

On December 27, 2018, the Company announced its Sustainable Equity Plan, which amended the Real Estate Agent Growth Incentive Program, collectively referred to herein as our “agent growth incentive programs.”  The primary change is the Company now issues agents a dollar value of shares, rather than a number of shares for achieving performance milestones.    The agent growth incentive programs is as follows:

•	First completed sale, lease or referral transaction with the Company: $200 worth of eXp World Holdings common stock.

•

An agent goes into “capped status” once the Company’s commissions on sale, lease or referral transactions equal a certain dollar threshold within the agents’ anniversary year.  When agent goes into capped status:  $400 worth of eXp World Holdings common stock.

•	For directly attracting another agent to the company and upon the closing of that agent’s first transaction with eXp Realty: $400 worth of eXp World Holdings common stock.

•

When named an ICON agent: Up to $16,000 worth of eXp World Holdings common stock, eligible on a yearly basis. $12,000 is awarded and vests after three years, with an additional $2,000 issued after each company event (The eXp Shareholder Summit and EXPCON) with no vesting period, for a possible total of $4,000.

All stock grants are priced based on the closing market price of eXp World Holdings, Inc. common stock on the last trading day of the qualification month.  Awards vest over a three-year vesting period.  Agents must remain with the company in good standing during the vesting period. For attraction awards, the sponsoring agent and the agent who joins and closed their first transaction must both remain in good standing with the company during the vesting period.

The following table illustrates the Company’s stock issuance activity for our agent growth incentive programs, for the following periods:

		Weighted Average
	Shares	Fair Value
Balance, December 31, 2017	3,059,065	$7.60
Granted	2,380,100	11.59
Issued	(889,769)	12.16
Forfeited	(676,519)	4.05
Balance, December 31, 2018	3,872,877	11.63
Granted	461,051	8.77
Issued	(322,669)	11.32
Forfeited	(217,891)	2.73
Balance, March 31, 2019	3,793,368	11.46

The fair value of stock awards is based on the closing price of our common stock on the applicable grant date. As of March 31, 2019, the Company had unvested stock awards for 1,847,606 shares of common stock and awards expected to vest for 3,793,368 shares of common stock with unrecognized compensation costs totaling $21,420,010.  The expense related to the agent growth incentive programs is recorded as stock compensation expense.

Stock Option Awards

During the three months ended March 31, 2019, the Company granted 106,500 stock options with an estimated grant date fair value of $1,014,418. The assumptions used to estimate the grant date fair value of the awards issued for the three months ended March 31, 2019 include: expected volatility based on historical stock prices of 126.52%;  an expected term of 6.25 years; risk free rates based on U.S. Treasury instruments for the expected term of approximately 2.6%; and no dividend payments.

The following table illustrates the Company’s stock option activity for the following periods:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance, December 31, 2017	10,873,292	$1.50	$5.08	6.65
Granted	870,000	10.86	(3.78)	9.34
Exercised	(2,594,050)	0.78	11.90	—
Forfeited	(451,629)	3.03	9.59	—
Balance, December 31, 2018	8,697,613	$2.08	$5.00	6.07
Granted	106,500	10.64	0.23	9.96
Exercised	(169,318)	1.28	9.40	—
Forfeited	(190,625)	9.35	1.08	—
Balance, March 31, 2019	8,444,170	$2.04	$8.83	5.81
Exercisable at March 31, 2019	6,769,847	1.01	9.86	5.13
Vested at March 31, 2019	6,970,588	$1.09	$9.78	5.22

As of March 31, 2019, the total unrecognized compensation cost associated with options was approximately $9,785,458.

Stock Repurchase Plan

On December 27, 2018 the Company announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $25,000,000 of our common stock.  Purchases under the repurchase program may be made in the open market or through a 10b5-1 plan and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.   The timing and amount of shares repurchased will depend upon market conditions. The repurchase program does not require the Company to acquire a specific number of shares.  The cost of the shares that are repurchased will be funded from available working capital.

The repurchase program began on January 2, 2019 and the Company will cease purchasing stock on the earliest to occur of (i) the date on which either the broker-dealer administering our repurchase plan or the Company terminates the plan , (ii) the date on which our share repurchase broker receives notice of the commencement or impending commencement of any proceedings in respect of or triggered by bankruptcy or insolvency, (iii)  June 28, 2019 and (iv) the date that the aggregate price of all purchases reaches $7,500,000 (after including all commissions and other expenses of purchases).  The Company may extend the repurchase program to repurchase the remaining $17,500,000 of our common stock authorized by our board of directors.

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. During the three months ended as of March 31, 2019 the Company repurchased 357,752 shares of common stock that are held in treasury. These shares are considered issued but not outstanding. The total cost of the shares repurchased was $3,647,076.

7.            FAIR VALUE MEASUREMENTS

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

Input Level	Definitions
Level 1	Inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).
Level 2

Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).

Level 3	Inputs are unobservable inputs that reflect the entity's own assumptions in pricing the asset or liability (used when little or no market data is available).

The Company holds funds in a money market account. The Company values its money market funds at fair value on a recurring basis.

The following table summarizes the Company’s fair value measurements:

	March 31, 2019

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,081,875	$8,081,875	$—	$—
Total Assets	$8,081,875	$8,081,875	$—	$—

	December 31, 2018

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,051,662	$8,051,662	$—	$—
Total Assets	$8,051,662	$8,051,662	$—	$—

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented.

8.           DEBT

We have a $1,000,000 line of credit maturing on August 29, 2019 with a variable interest rate computed on a 360‑day year. The variable interest rate is the higher of either 1) the Prime Rate in effect on such day, 2) Daily One Month LIBOR plus one and one-half percent (1.5%), or 3) the Federal Funds Rate plus one and one-half percent (1.5%). The line of credit agreement requires us to comply with various financial covenants as well as customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make significant investments, dispose of assets and make distributions without prior consent. The line of credit is secured by accounts receivable. The line of credit contains certain financial covenants, including a fixed charge coverage ratio and a tangible net worth. At March 31, 2019, we were in compliance with all of the financial covenants under the line of credit.

As of March 31, 2019, we had no amount outstanding under the line of credit.

9.            LEASES

Operating leases

The Company adopted ASU No. 2016-02 – Leases (Topic 842) effective January 1, 2019 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated.  There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption.  ASU No. 2018-11 – Leases (Topic 842) – Targeted Improvements permits an entity to apply the new leases standard at the date of adoption.  Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC 840 – Leases.

The Company’s lease portfolio consists of office leases with lease terms ranging from less than 1 year to 7 years, with the average lease term being 3 years. The Company elected to utilize the practical expedient to expense leases with a lease term of less than 12 months in the period incurred.

Certain leases provide for increases in future lease payments once the term of the lease has expired, as defined in the lease agreements.  These leases generally also include real estate taxes.

Information as Lessee under ASC 842

As of March 31, 2019, maturities of lease liabilities by fiscal year were as follows:

Year ending
Remaining 2019	$89,240
December 31, 2020	101,879
December 31, 2021	72,414
December 31, 2022	35,921
December 31, 2023	5,388
December 31, 2024 and thereafter	10,774
Total lease payments	$315,616
Less: present value adjustment	(23,864)
Total operating lease liabilities, payments	$291,752

Included below is other information regarding leases for the period ended March 31, 2019.

March 31, 2019
Other information
Short term lease expense	$4,667
Operating cash flows from operating leases	29,505
Weighted-average remaining lease term – operating leases (1)	3
Weighted-average discount rate – operating leases	4.850%

(1) The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option.  Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

Information as Lessee under ASC 840

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, future minimum lease payments under ASC 840 for operating leases were as follows:

Year ending December 31,
2019	$451,710
2020	420,518
2021	237,142
2022	42,532
2023 and thereafter	4,134
Total	$1,156,036

The Company reassessed all of our leases to determine whether any expired or existing contracts were or contained a lease under ASC 842.  Expired or existing contracts previously considered leases under ASC 840 no longer meet the definition of a lease under ASC 842 and therefore, have been excluded from future lease payments.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements.  See “Forward-Looking Statements” and “Item 1 A. – Risk Factors” in our Annual Report on Form 10- K for the fiscal year ended December 31, 2018, for a discussion of certain risks, uncertainties and assumptions associated with these statements.

OVERVIEW

We are a leading cloud-based international real estate brokerage and focus our operations on the development and use of cloud-based technologies in order to grow an international brokerage without the burden of bricks and mortar.  We generate revenue primarily by serving as a licensed broker for the purpose of processing residential real estate transactions, from which we earn commissions.  The Company in turn pays a portion of the commissions earned to the real estate agents and brokers.

Our strength is attracting real estate agent and broker professionals that have contributed to our growth.  As of March 31, 2019, we have grown our agent and broker base 93%, to 17,929 agents compared to 9,290 as of the same period in the prior year.

The following table sets forth the number of transactions, sales volume and commission revenue earned on real estate transactions:

Three Months Ended March 31,			Three Months Ended March 31,			Change
2019			2018
Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenues
22,307	$ 5,779,069,429	$ 157,033,632	9,473	$ 2,324,591,650	$ 61,962,531	12,834	$ 3,454,477,779	$ 95,071,101

We continue to increase our presence in the United States and Canada through the execution of our growth strategies.

Agent Ownership

The Company maintains equity incentive programs whereby agents and brokers of eXp Realty can become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under the Sustainable Equity Program, agents and brokers who qualify can be issued shares of the Company’s common stock.

The Company also administers a program whereby agents and brokers could elect to receive 5% of their commission payable in the form of Company common stock which is issued at a 20% discount to market on the date of issuance.  The agent equity program continues to be another element in creating a culture of agent-ownership.

RECENT BUSINESS DEVELOPMENTS

Initiatives

Customer and Employee Experience

The Company has recently embarked on an initiative to better understand both its customer and employee experience. In doing so, we are adopting many of the principles of the Net Promoter Score® (NPS) across many aspects of our organization. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our customers and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

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

Open Platform Strategy

The Company continues to build out eXp Enterprise (Enterprise) which is our proprietary platform that manages all of eXp Realty’s critical processes and information, including onboarding new agents, transactions, commission payments and other back office processes. We recently decided to further embrace the concept of an open platform strategy as it relates to other key functionality and solutions which our agents and brokers utilize to run their businesses.

Why are we taking this approach? -  First and foremost, we believe in the efficiency of choice and flexibility. We do not believe in a one size fits all when it comes to business solutions for every single eXp agent and broker. This approach validates the previous investments made by our agents and brokers as it relates to the specific solutions to run their individual businesses.

What specifically does this mean? - We will be building out Application Program Interfaces (API) which will allow for various third-party solutions to directly connect into Enterprise. Accordingly, this will allow our agents and brokers to choose which solution works best for them as it relates to their desired lead generation, customer relationship management, transaction management, Internet Data Exchange (IDX) websites, among others.

How will we deliver this concept? - In addition to building out the technological infrastructure we will also establish an eXp Partner Marketplace. This will allow for a validation process of potential third-party service providers as well as consistent utilization of APIs for seamless use of tools by our agents and brokers.

Equity

On December 27, 2018, the Company introduced its Sustainable Equity Plan for real estate agents and brokers at eXp Realty once the agent count was to exceed 16,000 agents which occurred in January of 2019.

Also, on December 27, 2018, the Company announced that its Board of Directors authorized a stock repurchase program to offset equity issuances for up to $25 million of company common stock.  Our stock repurchase program and Sustainable Equity Plan are more fully disclosed in Note 6 – Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements.

VirBELA

We will continue developing the core platform and its underlying infrastructure to accommodate for the ever-increasing use and scale required to support our eXp Realty division. Also in development and coming to market soon is a new product centered around the concept of an open campus whereby small and independent organizations will utilize sub spaces as part of a larger campus similar to co-working environments that currently exist in the physical brick and mortar world. Lastly, we will continue to service existing and new business to business enterprise level contracts in the coming year.

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

MARKET CONDITIONS AND INDUSTRY TRENDS

Home Sale Transactions

According to the National Association of Realtors (NAR), existing home sale transactions of single family homes decreased 5.4%  as of March 2019 (preliminary), compared to the same prior year period.  During this same period, the average home sales price increased 3.8%.  Continued inventory constraints due to increased demand may have contributed to the decline in home sales transactions.

Inventory

The inventory of existing homes for sale in the U.S. increased 2.4% as of March 31, 2019, (preliminary) compared to the same period prior year period.  The inventory represents a national average supply of 3.9 months as of March 31, 2019, (preliminary) at the current home sales pace which is up from 3.7 months as of December 31, 2018.

Housing Affordability Index

Also, according to the NAR, the composite housing affordability index increased to 156.9 for February 2019 (preliminary) from 152.5 for March 2018. However, the housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.  The favorable housing affordability index is due in part to favorable mortgage rate conditions and low overall unemployment. Although mortgage rates decreased approximately 3 basis points from March 31, 2018 to March 31, 2019, the rates continue to be at historically low levels.

Mortgage Rates

According to the Federal Housing Finance Agency, mortgage rates on commitments for 30-year, conventional, fixed-rate first mortgages averaged 4.5% for 2018 and the rate decreased to 4.3% in March 2019 (preliminary). Mortgage rates are forecasted to increase to 4.6% in 2020. To the extent mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter-term mortgages which can be utilized to obtain a mortgage rate that is lower than a comparable 30-year fixed-rate mortgage.

While increasing mortgage rates and higher home prices may negatively impact housing affordability, demand remains favorable by rising wages, availability of alternative mortgage arrangements and improving consumer confidence.

Factors that may negatively affect growth in the housing industry include prolonged periods of slow economic growth, increased prevalence of unemployment, increasing mortgage interest rates, increase in home sales prices, insufficient inventory levels, regulations imposed by local, state and federal government agencies, geopolitical instability, first time home buyers inability to save due to increasing rent prices, other debt including credit cards and student loans, and adverse shifts in consumer attitudes towards home ownership.

Existing Home Sales

NAR existing home sale transactions for month end March 2019 (preliminary) decreased 5.4% to 5.2 million, compared to the same period in 2018.  During this same period, eXp Realty home sales units increased 136% to 22,340 and home sales volume increased 148% to $5.8 billion compared to the same period in 2018.  Our home sale transactions growth was directly related to the growth of our agent base, which increased 93% compared to the same period in 2018.

As of their most recent releases, NAR is forecasting existing home sales to decrease 0.7% for the remainder of 2019 and increase 3.0% in 2020.

Existing Home Sales Price

For the three months ended March 31, 2019, existing home sales average price for month end March (preliminary) increased 3.8%, compared to the same prior year period.

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

As of March 31, 2019, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty.

Regardless of whether the housing market continues to grow or slows, the Company is positioned to adhere to its low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

Results of Operations

Below are key operating results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

	Three Months Ended March 31,	Percentage of	Three Months Ended March 31,	Percentage of	Change
	2019	Revenue	2018	Revenue	Dollar	Percentage
Revenue	$157,033,632	100.0%	$61,962,531	100.0%	$95,071,101	153.4%
Operating expenses:
Commission and other agent-related costs	142,542,405	90.8	55,701,516	89.9	86,840,889	155.9
General and administrative	19,700,772	12.5	16,281,113	26.3	3,419,659	21.0
Sales and marketing	888,850	0.6	645,797	1.0	243,053	37.6
Total operating expenses	163,132,027	103.9	72,628,426	117.2	90,503,601	124.6
Income (loss) from operations	(6,098,395)	(3.9)	(10,665,895)	(17.2)	4,567,500	42.8
Other income (expense)	(80,976)	(0.1)	—	—	(80,976)	—
Interest income (expense)	46,245	0.0	—	—	46,245	—
Income (loss) before income tax expense	(6,133,126)	(3.9)	(10,665,895)	(17.2)	4,532,769	42.5
Income tax (expense) benefit	(162,697)	(0.1)	(30,450)	(0.0)	(132,247)	434.3
Net income (loss)	$(6,295,823)	(4.0)%	$(10,696,345)	(17.3)%	$4,400,522	41.1%
Adjusted EBITDA (1)	$(773,348)	(0.5)%	$(901,763)	(1.46)%	$128,415	14.2%
Earnings per share
Basic earnings (loss) per share	$(0.10)		$(0.19)		$0.09	47.4%
Diluted earnings (loss) per share	$(0.10)		$(0.19)		$0.09	47.4%
Weighted average shares outstanding:
Basic	60,749,378		56,193,753
Diluted	60,749,378		56,193,753

(1) Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP.  For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenue

Our total revenues were $157 million for the three months ended March 31, 2019 compared to $62.0 million for the same period in 2018, an increase of $95.1 million, or 153.4%.  Total revenues increased primarily as a result of an increase in real estate brokerage commissions, which is directly related to our increase in agent count of 93%.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $142.5 million for the three months ended March 31, 2019 compared to $55.7 million for the same period in 2018, an increase of $86.8 million, or 155.9%.  Commission and other agent related costs increased primarily as a result of an increase of $91.3 million in commissions paid, offset by an increase of $4.5 million in agent related costs.

General and Administrative Expense

General and administrative expenses were $19.7 million for the three months ended March 31, 2019 compared to $16.3 million for the same period in 2018, an increase of $3.4 million or 21.0%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $4.4 million in compensation expense as a result of the Company’s increased employee count. The increase was offset by a decrease of $4.6 million of stock compensation expense and stock options expense.  Awards granted, issued and forfeited are more fully disclosed in Note 6, Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements.

 Sales and Marketing

Sales and marketing expenses were $0.9 million for the three months ended March 31, 2019 compared to $0.6 million for the same period in 2018, an increase of $0.2 million, or 37.6%.  Sales and marketing expenses increased primarily as a result of an increase in lead capture costs of $0.1 million.

Other Income (Expense)

We record the fair value adjustment to our share liability in other expenses.  There were no significant changes in other income (expense) for the three months ended March 31, 2019 compared to the same period in 2018.

Interest Income

We earn interest income on our money market funds.  There were no significant changes in interest income for the three months ended March 31, 2019 compared to the same period in 2018.

Income Tax Expense

There were no significant changes in income tax expenses for the three months ended March 31, 2019 compared to the same period in 2018.

NON-GAAP FINANCIAL MEASURES

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to Net Income (Loss), the closest comparable GAAP measure. Some of these limitations are that:

•

Adjusted EBITDA excludes stock-based compensation expense not related to the agent equity program (and related payroll tax expense) and stock option expense, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

•

Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net income / (loss)	$(6,295,823)	(10,696,345)
Interest	34,731	—
Taxes	162,697	30,450
Depreciation & Amortization	440,279	183,321
Stock compensation expense	3,669,320	8,279,109
Stock option expense	1,215,448	1,301,702
Adjusted EBITDA	$(773,348)	(901,763)

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and cash flows from operations.

At March 31, 2019, our cash and cash equivalents totaled $20.8 million.  Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds.  We hold no marketable securities.

Net Working Capital

The following table presents our net working capital for the three-months ended March 31, 2019:

	March 31, 2019	December 31, 2018	Change
Current assets	$56,452,170	$42,326,727	$14,125,443
Current liabilities	(37,313,013)	(24,212,062)	(13,100,951)
Net working capital	$19,139,157	$18,114,665	$1,024,492

For the three-months ended March 31, 2019, net working capital increased $1.0 million, to $19.1 million, primarily due to an increase in cash of $0.2 million, and a net increase in commissions receivable of $0.56 million resulting from pending real estate transactions, which is offset by several accrued expenses in relation to pending real estate transactions,  including commissions payable, and salaries payable.

Cash Flows

The following table presents our cash flows for the three-months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	$ Change
Cash provided by operating activities	$6,657,355	$4,788,422	1,868,933
Cash used in investment activities	(1,327,919)	(513,521)	(814,398)
Cash provided by (used in) financing activities	(3,431,350)	264,355	(3,695,705)

Operating Activities

For the three-months ended March 31, 2019, cash provided by operating activities increased $1.9 million compared to the same period in 2018.  The change resulted primarily from the increased volume in our sales transactions and participation by our agents and brokers in our Agent Equity Program. See Note 6 – Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements, for further details related to this Program.

Investing Activities

For the three-months ended March 31, 2019, our investing activities consisted of additional expenditures related to the on-going development of our internal use software.  As we continue to develop and refine our cloud-based platforms and continue to accelerate our business in innovative ways, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

Financing Activities

For the three-months ended March 31, 2019, we utilized approximately $3.4 million in cash flows from financing activities primarily related to the repurchase of common stock in the amount of $3.6 million offset by $0.2 million in proceeds from the exercise of options. See Note 6 Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements, for further details related to our Share Repurchase Program.

We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months.  Our future capital requirements will depend on many factors, including our level of investment in technology, our rate of growth into new markets and capital used to repurchase shares of the Company’s common stock.  Our capital requirements may be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. In order to support and achieve our future growth plans, however, we may need or seek advantageously to obtain additional funding through equity or debt financing.

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, which provides a description of our critical accounting policies.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of March 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls and procedures of our subsidiary, eXp World Technologies, LLC, which was newly formed on November 29, 2018 when we acquired substantially all of the assets of VirBELA, LLC. This acquisition did not result in any material change to our internal control over financial reporting.

Based on this evaluation of the effectiveness of internal controls, management concluded there has not been any change in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company’s internal control over financial reporting was not effective as of March 31, 2019 due to the material weakness identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2018, described below.

Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses:

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

Control Activities

The Company did not have effective business processes and controls as well as resources with adequate training and support to conduct an effective review of manual reconciliations including the complex data feeds into the reconciliations of high-volume transactions.  This resulted in several errors mainly to revenue, accounts receivable, and commission expense during the period covered by this report and could have resulted in errors in other financial statement line items.

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

Changes in Internal Control Over Financial Reporting

Other than the efforts noted above to remediate the previously reported material weaknesses, there have been no changes in our internal control over financial reporting during the period covered by this annual report on Form 10-Q that has materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

An investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, as filed with SEC on March 18, 2019, in addition to other information contained in the Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended March 31, 2019:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/2/19 - 1/31/19	137,240	$9.18	137,240	$6,236,524
2/1/19 - 2/28/19	100,412	11.10	100,412	5,120,260
3/1/19 - 3/31/19	120,100	10.63	120,100	3,842,191
Total	357,752	$10.19	357,752

(1)

On December 27, 2018 the Company announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $25 million of our common stock.  The repurchase program began on January 2, 2019.  The stock repurchase program is more fully disclosed in Note 6, Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements.  As of March 31, 2019, we repurchased an aggregate of 357,752 shares of our common stock in the open market pursuant to our share repurchase program.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.          MINE SAFETY DISCLOSURES

Not applicable.

Item 5.          OTHER INFORMATION

Not applicable.

Item 6.          EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

3.2	Certificate of Amendment of Certificate of Incorporation dated effective September 9, 2013 (incorporated by reference from our Form 8-K, filed on September 9, 2013)

3.3	Certificate of Amendment of Certificate of Incorporation

3.4	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on July 7, 2010)

10.1	First Amendment to eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on October 6, 2017)

10.2	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8‑K filed on April 30, 2015)

31.1	Certification of the Chief Executive pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

eXp World Holdings, Inc.
(Registrant)

Date: May 9, 2019	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)