Form 10-Q
period 2019-06-30
EXP World Holdings, Inc.
filed 2019-08-08
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2019

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

Yes [   ]    No [X]

There were 62,525,232 shares of Common Stock, $.00001 par value, of the registrants outstanding as of July 30, 2019.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report on Form 10‑Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give expectations or forecasts of future events.  Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions to future periods.  Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions.  Forward-looking statements include statements we make about matters such as: future revenues; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; productivity, business process, rationalization, investment, acquisitions and acquisition integrations, consulting, operational, tax, financial and capital projects and initiatives; contingencies; changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

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

While no list of uncertainties could be complete, some factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•	current and future business and economic uncertainties may adversely affect our revenues, profitability and financial condition;
•	changes in the residential mortgage markets and housing markets may adversely affect our earnings and financial condition;
•	earnings may decrease because of increases or decreases in interest rates;
•	changes in foreign exchange rates may adversely affect our results of operations, financial condition and cash flows;
•	our business, financial condition and results of operations could be adversely affected by new government regulations;
•	potential inability to attract and retain skilled personnel, including real estate agents, could harm our business;
•	we may pursue strategic opportunities which could result in operating difficulties or dilution;
•	our inability to successfully develop or procure technology that supports our growth strategies;
•	risks related to cybersecurity threats to our data and customer, employee and independent contractors to protect personal information;
•	assertions of claims, lawsuits and proceedings against us could harm our business, results of operations and reputation;

•	changes in the United States or other monetary or fiscal policies and regulations that impact the real estate market; and
•	our potential inability to maintain the listing of our securities on any securities exchange or market.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eXp World Holdings, Inc.

For the Quarterly Period Ended June 30, 2019

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,523,012	$20,538,057
Restricted cash	6,165,740	2,502,591
Accounts receivable, net of allowance of $484,843 and $484,441, respectively	50,788,908	17,428,091
Prepaids and other assets	1,914,258	1,857,988
TOTAL CURRENT ASSETS	90,391,918	42,326,727
Fixed Assets, net	3,801,834	2,739,525
Operating lease right-of-use assets	285,435	—
Intangible assets, net	2,698,132	2,531,669
Goodwill	8,248,107	8,248,107
TOTAL ASSETS	$105,425,426	$55,846,028

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,713,213	$1,758,377
Customer deposits	6,165,740	2,502,591
Accrued expenses	53,873,562	18,976,435
Current portion of long-term payable	974,659	974,659
Current portion of lease obligation - operating lease	44,516	—
TOTAL CURRENT LIABILITIES	62,771,690	24,212,062

Long-term payable, net of current portion	1,754,065	1,654,337
Long-term lease obligation - operating lease	241,045	—
TOTAL LIABILITIES	64,766,800	25,866,399

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 63,120,641 issued and 62,302,796 outstanding at June 30, 2019, 60,609,102 issued and 60,609,102 outstanding at December 31, 2018	631	606
Additional paid-in capital	118,408,532	90,755,616
Treasury stock, at cost: 817,845 shares held at June 30, 2019	(8,545,052)	—
Accumulated deficit	(69,256,830)	(60,765,266)
Accumulated other comprehensive income (loss)	51,345	(11,327)

TOTAL STOCKHOLDERS' EQUITY	40,658,626	29,979,629
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,425,426	$55,846,028

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$266,704,945	$130,542,808	$423,738,577	$192,505,339

Expenses
Commissions and other agent-related costs	244,586,510	118,119,212	387,128,915	173,820,728
General and administrative	23,204,363	13,585,616	42,905,135	29,866,729
Sales and marketing	1,071,101	710,368	1,959,951	1,356,165
Total expenses	268,861,974	132,415,196	431,994,001	205,043,622

Operating income (loss)	(2,157,029)	(1,872,388)	(8,255,424)	(12,538,283)

Other income (expense)
Other income (expense)	(37,212)	—	(118,188)	—
Interest income	46,955	—	93,200	—
Total other income (expense), net	9,743	—	(24,988)	—

Loss before income tax expense	(2,147,286)	(1,872,388)	(8,280,412)	(12,538,283)

Income tax expense	(48,455)	(14,270)	(211,152)	(44,720)
Net loss	$(2,195,741)	$(1,886,658)	$(8,491,564)	$(12,583,003)

Net loss per share
Basic	$(0.04)	$(0.03)	$(0.14)	$(0.22)
Diluted	$(0.04)	$(0.03)	$(0.14)	$(0.22)

Weighted average shares outstanding
Basic	61,526,466	56,877,099	61,137,671	56,427,515
Diluted	61,526,466	56,877,099	61,137,671	56,427,515

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(2,195,741)	$(1,886,658)	$(8,491,564)	$(12,583,003)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	47,812	9,795	62,672	8,520
Comprehensive loss	$(2,147,929)	$(1,876,863)	$(8,428,892)	$(12,574,483)

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (UNAUDITED)

							Accumulated
	Common Stock		Treasury Stock		Additional	Accumulated	Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2017	54,962,535	$ 550	-	$ -	$ 36,848,041	$ (32,596,374)	$ 8,454	$ 4,260,671
Exercise of options	1,089,144	11	-	-	264,346	-	-	264,357
Agent growth incentive stock compensation expense	61,598	-	-	-	8,279,108	-	-	8,279,108
Stock option expense	-	-	-	-	1,301,702	-	-	1,301,702
Agent equity stock compensation expense	208,324	2	-	-	2,370,002	-	-	2,370,004
Foreign currency translation gain (loss)	-		-	-	-	-	(1,275)	(1,275)
Net loss	-	-	-	-	-	(10,696,345)	-	(10,696,345)

Balance, March 31, 2018	56,321,601	$ 563	-	$ -	$ 49,063,199	$ (43,292,719)	$ 7,179	$ 5,778,222

Exercise of options	710,447	7	-	-	608,895	-	-	608,902
Agent growth incentive stock compensation expense	69,401	1	-	-	3,989,602	-	-	3,989,603
Stock option expense	-	-	-	-	1,181,969	-	-	1,181,969
Agent equity stock compensation expense	373,573	4	-	-	5,277,342	-	-	5,277,346
Foreign currency translation gain (loss)	-	-	-	-	-	-	9,795	9,795
Net loss	-	-	-	-	-	(1,886,658)	-	(1,886,658)

Balance, June 30, 2018	57,475,022	$ 575	-	$ -	$ 60,121,007	$ (45,179,377)	$ 16,974	$ 14,959,179
							Accumulated
	Common Stock		Treasury Stock		Additional	Accumulated	Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2018	60,609,102	$ 606	-	$ -	$ 90,755,616	$ (60,765,266)	$ (11,327)	$ 29,979,629
Exercise of options	134,260	1	-	-	215,725	-	-	215,726
Agent growth incentive stock compensation expense	136,194	1	-	-	3,669,320	-	-	3,669,321
Stock option expense	-	-	-	-	1,215,448	-	-	1,215,448
Agent equity stock compensation expense	620,287	4	-	-	6,210,289	-	-	6,210,293
Foreign currency translation gain (loss)	-	-	-	-	-	-	14,860	14,860
Repurchase of common stock	-	-	357,752	(3,647,076)	-	-	-	(3,647,076)
Net loss	-	-	-	-	-	(6,295,823)	-	(6,295,823)

Balance, March 31, 2019	61,499,843	$ 612	357,752	$ (3,647,076)	$ 102,066,398	$ (67,061,089)	$ 3,533	$ 31,362,378
Exercise of options	536,613	5	-	-	690,262	-	-	690,267
Agent growth incentive stock compensation expense	149,008	2	-	-	3,587,463	-	-	3,587,465
Stock option expense	-	-	-	-	1,830,508	-	-	1,830,508
Agent equity stock compensation expense	935,177	12	-	-	10,233,901	-	-	10,233,913
Foreign currency translation gain (loss)	-	-	-	-	-	-	47,812	47,812
Repurchase of common stock	-	-	460,093	(4,897,976)	-	-	-	(4,897,976)
Net loss	-	-	-	-	-	(2,195,741)	-	(2,195,741)
Balance, June 30, 2019	63,120,641	$ 631	817,845	$ (8,545,052)	$ 118,408,532	$ (69,256,830)	$ 51,345	$ 40,658,626

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(8,491,564)	$(12,583,003)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation expense	822,765	330,879
Amortization expense - intangible assets	151,366	—
Amortization expense - stock payable	99,728	—
Agent growth incentive stock compensation expense	7,256,786	12,268,713
Stock option expense	3,045,956	2,483,671
Agent equity stock compensation expense	16,444,206	7,647,350

Changes in operating assets and liabilities:
Accounts receivable	(33,354,791)	(16,345,544)
Prepaids and other assets	(34,217)	(30,925)
Customer deposits	3,596,845	1,971,101
Accounts payable	430,574	387,427
Accrued expenses	34,808,699	16,399,524
Noncash lease expense	127	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,776,480	12,529,193

INVESTING ACTIVITIES
Fixed asset additions	(1,907,073)	(828,533)
Payment for a business combination	(500,000)	—
Intangible asset additions	(177,828)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,584,901)	(828,533)

FINANCING ACTIVITIES
Repurchase of common stock	(8,545,052)	—
Proceeds from exercise of options	905,993	873,257
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,639,059)	873,257

Effect of changes in exchange rates on cash, cash equivalents and restricted cash	95,584	292,580

Net change in cash, cash equivalents and restricted cash	14,648,104	12,866,497

Cash, cash equivalents and restricted cash, beginning of period	23,040,648	5,595,227
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$37,688,752	$18,461,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$228,873	$44,720

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from obtaining right-of-use assets	$356,883	$—
Fixed asset purchases in accounts payable	$21,998	$57,506

See Notes to the Condensed Consolidated Financial Statements

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

1.            BASIS OF PRESENTATION

eXp World Holdings, Inc. (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States and the provinces of Alberta, British Columbia Ontario, and Saskatchewan, Canada. The Company focuses on a number of cloud-based technologies to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

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

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of eXp World Holdings, Inc., and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, legal contingencies, income taxes, revenue recognition, stock-based compensation, expense accruals, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Restricted Cash

Restricted cash totaled $6,165,740 and $2,894,294 at June 30, 2019 and June 30, 2018, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows.

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$31,523,012	$15,567,430
Restricted cash	6,165,740	2,894,294
Total cash, cash equivalents, and restricted cash	$37,688,752	$18,461,724

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released.

Goodwill

Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination.  The Company evaluates goodwill for impairment annually in the fourth quarter.  In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.

Intangible Assets

The Company’s intangible assets consist primarily of trade name, technology and customer contracts. Each intangible asset is amortized on a straight-line basis over its useful life.  The Company evaluates its intangible assets for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the consideration for the acquisition is allocated to the assets acquired and liabilities assumed.  The Company recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair values as determined by management as of the acquisition date.  Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding significant changes or planned changes in the use of the assets, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control change significantly, then our goodwill or intangible assets may become impaired. Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or macroeconomic conditions deteriorate.

Acquisition-related costs, such as due diligence, legal and accounting fees, are expensed as incurred and not considered in determining the fair value of the acquired assets.

Stock-based compensation

Our stock-based compensation is comprised of agent growth incentive programs, agent equity program, and stock option awards. Our stock-based compensation is more fully disclosed in Note 6 - Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition. Compensation cost begins to be recognized if it is probable that the performance condition will be achieved and cost is not recognized if it is not probable that the performance condition will be achieved.

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

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling and finding residential real estate.  Commissions earned on real estate transactions are recognized at the completion of a residential real estate transaction once we have satisfied our performance obligation. Commissions earned on real estate transactions are reduced by agent related fees.

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

Software subscription and professional services revenue accounts for less than 1% of all revenue for the three and six months ended June 30, 2019.

Change in Accounting Principle and Recently Adopted Accounting Principles

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve the financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11 – Leases (Topic 842) – Targeted Improvements.  The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with U.S. GAAP (Topic

840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide).

The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated.  There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption.  This standard did not have a material impact on the Company’s balance sheets or cash flows from operations and did not have a significant impact on the Company’s operating results.  The most significant impact was the recognition of Right-of-Use (ROU) assets and lease obligations on the balance sheet upon adoption on January 1, 2019.

The Company elected to utilize the transition guidance accounting policy elections available including, not recording a  ROU lease asset and lease obligation for short term leases, to not separate lease and non-lease components, and apply a portfolio discount rate to all leases similar in nature and term.

With the adoption of ASU 2016-02, the Company determined if an arrangement is a lease at inception and performed a lease classification assessment. Based on this assessment, the Company concluded it only has operating leases. Leases are included in ROU lease assets, current portion of lease obligations, and long-term lease obligations on the Company’s balance sheet.  Certain arrangements previously considered leases under Topic 840 were determined to not be leases under Topic 842.  Lease expense for short-term leases is recorded in the Company’s Statements of Operations as incurred.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease.  ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has determined to not separate lease components from non-lease components in the lease payments for its office space leases, which are currently the only leases the Company has under Accounting Standards Codification (ASC) 842. The rate implicit in the lease was not readily determinable in the lease arrangements and as such, the Company used its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculated the rate utilizing rate information provided from our lenders based on a secured line of credit adjusted for the average lease term of 3 years.  The ROU lease asset also includes any lease payments made in advance and excludes lease incentives. The Company’s lease terms include options to extend the lease when it is reasonably certain that the Company will exercise its option. The Company evaluates renewal options quarterly for any changes in assumptions. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

In January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350).  ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under ASU 2017-04, entities that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those entities. This ASU is effective in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The new guidance must be adopted on a prospective basis. The Company adopted ASU 2017-04 effective January 1, 2019.  The Company does not expect any significant adjustments to our financials or our disclosures under the new guidance.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,  which removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. ASU 2018-13 is effective beginning January 1, 2020; early adoption is permitted. Certain changes are applied retrospectively to each period presented and others are to be applied either in the period of adoption or prospectively. The Company is still assessing the impact of ASU 2018-13. The Company does not expect the amendments of ASU 2018-13 will have a significant impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets.  ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019.  The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.

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

The Company acquired the assets of VirBELA for a total purchase price of $10,607,800,  consisting of cash of $7,000,000 and shares of the Company’s common stock valued at $3,607,800.  A cash payment of $6,500,000 was paid at closing and 97,371 shares of the Company restricted common stock having a value of $1,000,000 was issued at closing.  On the acquisition date, the Company held $500,000 in accounts payable to secure the seller’s performance of certain post close obligations.  During the first quarter of 2019, the seller performed its post close obligations and the $500,000 was paid to the Seller.  The remaining shares of the Company’s common stock will be issued having a value of $1,000,000 on each of the first, second and third anniversaries of the Acquisition Date.  The fair value of future deliveries of eXp World Holdings, Inc. common stock was $2,607,800 as of the Acquisition Date and is remeasured at each reporting period since the Company issues a variable number of shares of common stock based on a fixed monetary amount. The discount of $392,200 will be amortized over the reporting periods using the effective interest method during fiscal years 2019, 2020 and 2021. For the period ended June 30, 2019, the discount amortization was $99,728.

The following table shows the allocation of the purchase price of VirBELA, LLC to the acquired identifiable assets and goodwill:

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

The allocation of the fair value of the acquired business was based on valuations of the estimated net fair value of the assets acquired.  The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Acquisition Date). For tax purposes, goodwill is amortized over 15 years and is tax deductible. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. During the measurement period, we will adjust valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Acquisition Date, if any, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

4.            FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of	As of
	June 30, 2019	December 31, 2018
Computer hardware and software	$5,738,020	$3,925,129
Furniture, fixture and equipment	20,480	5,910
Total depreciable property and equipment	5,758,500	3,931,039
Less: accumulated depreciation and amortization	(2,142,868)	(1,320,103)
Depreciable property, net	3,615,632	2,610,936
Assets under development	186,202	128,589
Fixed assets, net	$3,801,834	$2,739,525

Depreciation expense for the three months ended June 30, 2019 and 2018 was $455,478 and $147,558, respectively.

Depreciation expense for the six months ended June 30, 2019 and 2018 was $822,765 and $330,879, respectively.

5.            GOODWILL AND INTANGIBLE ASSETS

Goodwill was $8,248,107 as of June 30, 2019 and December 31, 2018.

Definite-lived intangible assets were as follows:

	As of June 30, 2019
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$1,169,000	$(68,192)	$1,100,808
Existing technology (1)	404,829	(40,033)	364,796
Non-competition agreements	125,000	(24,306)	100,694
Customer contracts	740,000	(43,166)	696,834
Software	225,000	—	225,000
Licensing agreement	210,000	—	210,000
Total	$2,873,829	$(175,697)	$2,698,132
(1) Includes capitalized software development costs.
	As of December 31, 2018
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$1,169,000	$(9,742)	$1,159,258
Existing technology	297,000	(4,950)	292,050
Non-competition agreements	125,000	(3,472)	121,528
Customer contracts	740,000	(6,167)	733,833
Software	225,000	—	225,000
Total	$2,556,000	$(24,331)	$2,531,669
		—

Amortization expense for definite-lived intangible assets for three and six months ended June 30, 2019 was $78,374 and $151,366, respectively. Amortization expense for definite-lived intangible assets for three and six months ended June 30, 2018 was zero.

We estimate expected amortization related to definite-lived intangible assets at June 30, 2019 will be:

Expected amortization
Remaining 2019	$163,955
2020	455,409
2021	451,937
2022	390,389
2023	297,850
2024 and thereafter	938,592
Total	$2,698,132

6.            STOCKHOLDERS’ EQUITY

As of June 30, 2019, the Company had 63,120,641 shares of common stock issued and 62,302,796 shares outstanding.

Our shareholder approved equity plans described below are administered under our 2013 Stock Option Plan and our 2015 Equity Incentive Plan.  The purpose of the equity plans is to retain the services of valued employees, directors, officers, agents, and consultants and to encourage such persons with an increased initiative to make contributions to our company and motivate excellent performance.

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of common stock. The shares are issued at a 20% discount to market on the date of issuance. The issued shares have no future service requirement. We recognize this 20% discount as an additional commissions and other agent-related costs during the periods presented.

During the three months ended March 31, 2019 and 2018, the Company issued 620,287 and 208,324 shares of common stock, respectively, to agents and brokers for total consideration of $6,210,293 and $2,370,004, respectively, for the settlement of commissions payable.

During the three months ended June 30, 2019 and 2018, the Company issued 935,177 and 373,573 shares of common stock, respectively, to agent and brokers for total consideration of $10,233,913 and $5,277,346, respectively, for the settlement of commissions payable.

Agent Growth Incentive Program

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. The incentive program encourages greater performance and awards agents with common stock based on achievement of performance milestones.    Awards generally vest after performance benchmarks are reached and three years of subsequent service is provided to the Company.

The fair value of stock awards is based on the closing price of our common stock on the applicable grant date. As of June 30, 2019, the Company had 3,733,400 unvested common stock awards and unrecognized compensation costs totaling $19,560,319. The cost is expected to be recognized over a weighted average period of 1.4 years. The stock compensation expense related to the agent growth incentive program is included in general and administrative expense on the Statement of Operations.

The following table illustrates the Company’s stock issuance activity for our agent growth incentive programs, for the following periods:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2017	3,059,065	$7.60
Granted	2,380,100	11.59
Vested and issued	(889,769)	12.16
Forfeited	(676,519)	4.05
Balance, December 31, 2018	3,872,877	$11.63
Granted	788,501	9.17
Vested and issued	(526,980)	11.00
Forfeited	(400,998)	2.92
Balance, June 30, 2019	3,733,400	$11.49

Stock Option Awards

During the three months ended March 31, 2019, the Company granted 109,040 stock options to employees with an estimated grant date fair value of $1,039,427.The Company uses  an options pricing model to determine the fair value of stock option awards.  The assumptions used to estimate the grant date fair value of the awards issued for the three months ended March 31, 2019 include: expected volatility range based on historical stock prices of 126.52% to 127.93%;  an expected term of 6.25 years; risk free rate based on U.S. Treasury instruments for the expected term of approximately 2.63%; and no dividend payments.

During the three months ended June 30, 2019, the Company granted 103,632 stock options to employees with an estimated grant date fair value of $997,141. The Company uses an options pricing model to determine the fair value of stock option awards.  The assumptions used to estimate the grant date fair value of the awards issued for the three months ended June 30, 2019 include: expected volatility based on historical stock prices of 126.10%; an expected term of 6.25 years; risk free rate based on U.S. Treasury instruments for the expected term of approximately 2.49%; and no dividend payments.

The following table illustrates the Company’s stock option activity for the following periods:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance, December 31, 2017	10,873,292	$1.50	$5.08	6.65
Granted	870,000	10.86	(3.78)	9.34
Exercised	(2,594,050)	0.78	11.90	—
Forfeited	(451,629)	3.03	9.59	—
Balance, December 31, 2018	8,697,613	$2.08	$5.00	6.07
Granted	212,672	10.69	0.44	9.73
Exercised	(670,873)	1.35	9.90	—
Forfeited	(339,193)	7.47	2.77	—
Balance, June 30, 2019	7,900,219	$2.14	$8.99	5.57
Exercisable at June 30, 2019	6,575,154	1.09	10.04	4.95
Vested at June 30, 2019	6,803,305	$1.19	$9.94	5.06

As of June 30, 2019, the total unrecognized compensation cost associated with options was approximately $8,718,532.

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

The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019 the Company under authorization from the Board of Directors, amended the plan. The amended plan extends the repurchase program through December 31, 2019.  The Company will cease purchasing stock on the earliest to occur of (i) the date on which either the broker-dealer administering our repurchase plan or the Company terminates the plan , (ii) the date on which our share repurchase broker receives notice of the commencement or impending commencement of any proceedings in respect of or triggered by bankruptcy or insolvency, (iii)  December 31, 2019 or (iv) the date that the aggregate price of all purchases reaches $25,000,000  (exclusive of commissions and other expenses of purchases).

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. During the six months ended as of June 30, 2019 the Company repurchased 817,845 shares of common stock that are held in treasury. These shares are considered issued but not outstanding. The total cost of the shares repurchased was $8,545,052.

7.            FAIR VALUE MEASUREMENTS

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

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

Level 3	Inputs are unobservable inputs that reflect the entity's own assumptions in pricing the asset or liability (used when little or no market data is available).

The Company holds funds in a money market account. The Company values its money market funds at fair value on a recurring basis.

The following table summarizes the Company’s fair value measurements:

	June 30, 2019

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,129,529	$8,129,529	$—	$—
Total Assets	$8,129,529	$8,129,529	$—	$—

	December 31, 2018

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,051,662	$8,051,662	$—	$—
Total Assets	$8,051,662	$8,051,662	$—	$—

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented.

8.           DEBT

The Company cancelled its $1,000,000 line of credit in May 2019 that was scheduled to mature in August 2019, as the Company had not had any borrowings against the line of credit.

9.            LEASES

Operating Leases

The Company adopted ASU 2016-02 – Leases (Topic 842) effective January 1, 2019 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated.  There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of adoption.  ASU 2018-11 – Leases (Topic 842) – Targeted Improvements permits an entity to apply the new leases standard at the date of adoption.  Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC  840 – Leases.

The Company’s lease portfolio consists of office leases with lease terms ranging from less than 1 year to 7 years, with the weighted average lease term being 3 years.

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

The Company still maintains these agreements, along with other short-term leases that are not capitalized, and the expenses are recognized in the period incurred.

As of June 30, 2019, maturities of lease liabilities by fiscal year were as follows:

Remaining 2019	$55,509
Year ending December 31,
2020	106,902
2021	88,062
2022	40,953
2023	5,388
2024	5,388
Thereafter	6,284
Total lease payments	$308,486
Less: present value adjustment	(22,925)
Total operating lease liabilities, payments	$285,561

Included below is other information regarding leases for the three and six month periods ended June 30, 2019.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Other information
Short-term lease expense	$7,949	$14,022
Cash paid for operating leases	$29,292	$58,809
Weighted-average remaining lease term (years)– operating leases (1)	3	3
Weighted-average discount rate – operating leases	4.85%	4.85%

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

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements.  See “Forward-Looking Statements” on page 3 of this Quarterly Report and “Item 1 A. – Risk Factors” in our Annual Report on Form 10- K for the fiscal year ended December 31, 2018, for a discussion of certain risks, uncertainties and assumptions associated with these statements.

OVERVIEW

We are a leading cloud-based international real estate brokerage company and focus our operations on the development and use of cloud-based technologies in order to grow an international brokerage without the burden of bricks and mortar.  We generate revenue primarily by serving as a licensed broker for the purpose of processing residential real estate transactions, from which we earn commissions.  The Company in turn pays a portion of the commissions earned to the real estate agents and brokers.

Our strength is attracting real estate agent and broker professionals that have contributed to our growth.  As of June 30, 2019, we have grown our agent and broker base 70.1%, to 20,162 agents compared to 11,856 as of the same period in the prior year and 29.5% compared to 15,570 agents as of December 31, 2018.

The following table sets forth the number of transactions, sales volume and commission revenue earned on real estate transactions:

Six Months Ended June 30,			Six Months Ended June 30,			Change
2019			2018
Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenues
58,144	$ 16,031,588,796	$ 423,738,577	29,376	$ 7,616,716,033	$ 192,505,339	28,768	$ 8,414,872,763	$ 231,233,238

We continue to increase our presence in the United States and Canada through the execution of our growth strategies. As of June 2019, the Company has over 20,000 agents in North American, and began operations in Saskatchewan, Canada.

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

RECENT BUSINESS DEVELOPMENTS

Initiatives

Agent and Employee Experience

The Company has recently embarked on an initiative to better understand both its agents and employee experience. In doing so, we are adopting many of the principles of the Net Promoter Score® (NPS) across many aspects of our organization. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

This also ties into one of our core values, transparency. While we strive for high satisfaction, a low or trending lower NPS is equally important to identify. The Company’s agent NPS remains strong at 64 in the second quarter. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in such parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

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

Why are we taking this approach? -  First and foremost, we believe in the efficiency of choice and flexibility. We do not believe in a one size fits all when it comes to business solutions for every eXp agent and broker. This approach validates the previous investments made by our agents and brokers as it relates to the specific solutions to run their individual businesses.

What specifically does this mean? - We will be building out Application Program Interfaces (APIs) which will allow for various third-party solutions to directly connect into Enterprise. Accordingly, this will allow our agents and brokers to choose which solution works best for them as it relates to their desired lead generation, customer relationship management, transaction management, and Internet Data Exchange (IDX) applications and websites, among others.

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

Also, on December 27, 2018, the Company announced that its Board of Directors authorized a stock repurchase program to offset equity issuances for up to $25 million of company common stock. On June 12, 2019 the Company under authorization from the Board of Directors, amended the plan. The amended plan extends the repurchase program through December 31, 2019.  Our stock repurchase program and Sustainable Equity Plan are more fully disclosed in Note 6 – Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements.

World Technologies

We will continue developing the core platform and its underlying infrastructure to accommodate for the ever-increasing use and scale required to support our eXp Realty division. Also, recently open to the market is a new product centered around the concept of an open campus whereby small and independent organizations will utilize sub spaces as part of a larger campus similar to co-working environments that currently exist in the physical brick and mortar world. Lastly, we will continue to service existing and new business to business enterprise level contracts in the coming year.

Agile at Scale

The Company continues to focus and refine its efforts on our engagement strategy to build a positive employee experience to advance creativity, productivity and service quality to retain top performing talent with the overall goal of growing and improving overall profitability. We have been and will continue to form more and more smaller functional teams across the entire organization. This allows for faster identification of challenges and opportunities, autonomy and decision making, and execution affecting our agents and employees. This is tied together by ensuring all teams are aligned and working towards outcomes consistent with our vision, goals, and key results.

Global Real Estate Cloud Brokerage

The Company recently announced its first international expansions outside of North America into Australia and the U.K. This is part of the Company’s initiative to operate as a Global Real Estate Cloud Brokerage. We look forward to our cloud campus being populated by real estate professionals from around the globe as they conduct business, collaborate with each other and develop meaningful personal and professional relationships across borders and cultures. In addition to these new countries, the Company continues to also focus on growth in the United States. We continue to expand in Canada, with recent openings in Saskatchewan, and future openings planned in Quebec, Newfoundland and Novia Scotia throughout the rest of 2019.

MARKET CONDITIONS AND INDUSTRY TRENDS

Home Sale Transactions

According to the National Association of Realtors (NAR), existing home sale transactions of single-family homes decreased 2.2% for the twelve-month period for June 2019 (preliminary), compared to June 2018.  During this same period, the average home sales price increased 4.3%.  Continued inventory constraints due to increased demand may have contributed to the decline in home sales transactions.

Inventory

The inventory of existing homes for sale in the U.S. has fluctuated during the previous 12 months, however, it remains consistent at 1.9 million as of June 2019, (preliminary) compared to the prior period June 2018.  The inventory represents a national average supply of 4.4 months as of June 2019, (preliminary) at the current home sales pace which is up from 3.7 months as of December 2018.

Housing Affordability Index

Also, according to the NAR, the composite housing affordability index  increased to 150.4  for May 2019 (preliminary) from 137.7 for June 2018. However, the housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.  The favorable housing affordability index is due in part to favorable mortgage rate conditions and low overall unemployment. Mortgage rates decreased approximately 50 basis points as of June 2019 (preliminary) compared to the prior period June 2018.  Mortgage rates continue to be at historically low levels.

Mortgage Rates

According to the Federal Housing Finance Agency, mortgage rates on commitments for 30-year, conventional, fixed-rate first mortgages averaged 4.5% for 2018 and the rate decreased to 4.0% in June 2019 (preliminary).  Mortgage rates are forecasted to increase to 4.1% for the remainder of 2019 and increase  to 4.2% in 2020. To the extent mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter-term mortgages which can be utilized to obtain a mortgage rate that is lower than a comparable 30-year fixed-rate mortgage.

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

Existing Home Sales

NAR existing home sale transactions for month end June 2019 (preliminary)  decreased 2.2% to 5.3 million, compared to the same period in 2018.  During this same period, eXp Realty home sales units increased  97.9% to 58,144 and home sales volume increased 110.5% to $16.0 billion compared to the same period in 2018.  Our home sale transactions growth was directly related to the growth of our agent base, which increased 70.1% compared to the same period in 2018.

As of their most recent releases, NAR is forecasting existing home sales to increase 0.2% for the remainder of 2019 and increase 3.7% in 2020.

Existing Home Sales Price

Existing home sales average price for month end June (preliminary) increased  4.3%, compared to the prior period June 2018.

We believe primary drivers to the long-term demand for housing and the growth of our company to support that demand are housing affordability, the general economic health of the U.S. economy, demographic trends such as population and job growth, the increase in household formation, relatively high consumer confidence, mortgage rate levels and mortgage availability,, the inherent benefits of owning a home versus renting and the influence of local housing dynamics of supply versus demand.

As of June 30, 2019, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty.

Regardless of whether the housing market continues to grow or slows, the Company is positioned to adhere to its low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

Results of Operations

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,	Percentage of	Three Months Ended June 30,	Percentage of	Change
	2019	Revenue	2018	Revenue	Dollar	Percentage
Statement of Operations Data:
Revenue	$266,704,945	100.0%	$130,542,808	100.0%	$136,162,137	104.3%
Expenses:
Commission and other agent-related costs	244,586,510	91.7	118,119,212	90.5	126,467,298	107.1
General and administrative	23,204,363	8.7	13,585,616	10.4	9,618,747	70.8
Sales and marketing	1,071,101	0.4	710,368	0.5	360,733	50.8
Total expenses	268,861,974	100.8	132,415,196	101.4	136,446,778	103.0
Operating income (loss)	(2,157,029)	(0.8)	(1,872,388)	(1.4)	(284,641)	(15.2)
Other income (expense)
Other income (expense)	(37,212)	(0.0)	—	—	(37,212)	—
Interest income	46,955	0.0	—	—	46,955	—
Total other income (expense), net	9,743	0.0	—	—	9,743	—
Loss before income tax expense	(2,147,286)	(0.8)	(1,872,388)	(1.4)	(274,898)	(14.7)
Income tax expense	(48,455)	(0.0)	(14,270)	(0.0)	(34,185)	(239.6)
Net loss	$(2,195,741)	(0.8)%	$(1,886,658)	(1.4)%	$(309,083)	(16.4)%
Adjusted EBITDA (1)	$3,794,797	1.4%	$3,446,742	2.64%	$348,055	10.1%
Net loss per share
Basic	$(0.04)		$(0.03)		$(0.01)	(33.3)%
Diluted	$(0.04)		$(0.03)		$(0.01)	(33.3)%
Weighted average shares outstanding
Basic	61,526,466		56,877,099
Diluted	61,526,466		56,877,099

(1) Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP.  For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measure.”

Revenue

Our total revenues were $266.7 million for the three months ended June 30, 2019 compared to $130.5 million for the same period in 2018, an increase of $136.2 million, or 104.3%.  Total revenues increased primarily as a result of an increase in real estate brokerage commissions, which is directly related to our increase in agent count of 70.1% compared to the same period in 2018.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $244.6 million for the three months ended June 30, 2019 compared to $118.1 million for the same period in 2018, an increase of $126.5 million, or 107.1%.  Commission and other agent related costs increased primarily as a result of an increase in settled real estate transactions and agent base.

General and Administrative Expense

General and administrative expenses were $23.2 million for the three months ended June 30, 2019 compared to $13.6 million for the same period in 2018, an increase of $9.6 million or 70.8%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses.  General and administrative expenses increased primarily as a result of an increase of $4.0 million in compensation expense as a result of the Company’s continued growth.

 Sales and Marketing

Sales and marketing expenses were $1.1 million for the three months ended June 30, 2019 compared to $0.7 million for the same period in 2018, an increase of $0.4 million, or 50.8%.  Sales and marketing expenses increased primarily as a result of an increase in lead capture costs of $0.2 million.

Other Income (Expense)

We record the amortization of the present value adjustment to our stock payable in other expenses.  There were no significant changes in other income (expense) for the three months ended June 30, 2019 compared to the same period in 2018.

Interest Income (Expense)

We earn interest income on our money market funds.  There were no significant changes in interest income for the three months ended June 30, 2019 compared to the same period in 2018.

Income Tax Expense

There were no significant changes in income tax expenses for the three months ended June 30, 2019 compared to the same period in 2018.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,	Percentage of	Six Months Ended June 30,	Percentage of	Change
	2019	Revenue	2018	Revenue	Dollar	Percentage
Statement of Operations Data:

Revenue	$423,738,577	100.0%	$192,505,339	100.0%	$231,233,238	120.1%
Expenses:
Commission and other agent-related costs	387,128,915	91.4	173,820,728	90.3	213,308,187	122.7
General and administrative	42,905,135	10.1	29,866,729	15.5	13,038,406	43.7
Sales and marketing	1,959,951	0.5	1,356,165	0.7	603,786	44.5
Total expenses	431,994,001	101.9	205,043,622	106.5	226,950,379	110.7
Operating income (loss)	(8,255,424)	(1.9)	(12,538,283)	(6.5)	4,282,859	34.2
Other income (expense)
Other income (expense)	(118,188)	(0.0)	—	—	(118,188)	—
Interest income	93,200	0.0	—	—	93,200	—
Total other income (expense), net	(24,988)	(0.0)	—	—	(24,988)	—
Loss before income tax expense	(8,280,412)	(2.0)	(12,538,283)	(6.5)	4,257,871	34.0
Income tax expense	(211,152)	(0.0)	(44,720)	(0.0)	(166,432)	(372.2)
Net loss	$(8,491,564)	(2.0)%	$(12,583,003)	(6.5)%	$4,091,439	32.5%
Adjusted EBITDA (1)	$3,021,449	0.7%	$2,544,980	1.32%	$476,469	18.7%
Net loss per share
Basic	$(0.14)		$(0.22)		$0.08	36.4%
Diluted	$(0.14)		$(0.22)		$0.08	36.4%
Weighted average shares outstanding
Basic	61,137,671		56,427,515
Diluted	61,137,671		56,427,515

(1) Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP.  For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measure.”

Revenue

Our total revenues were $423.7 million for the six months ended June 30, 2019 compared to $192.5 million for the same period in 2018, an increase of $231.2 million, or 120.1%.  Total revenues increased primarily as a result of an increase in real estate brokerage commissions, which is directly related to our increase in agent count of 70.1% compared to the same period in 2018.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $387.1 million for the six months ended June 30, 2019 compared to $173.8 million for the same period in 2018, an increase of $213.3 million, or 122.7%.  Commission and other agent related costs increased primarily as a result of an increase in settled real estate transactions and agent base.

General and Administrative Expense

General and administrative expenses were $42.9 million for the six months ended June 30, 2019 compared to $29.9 million for the same period in 2018, an increase of $13.0 million or 43.7%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $8.6 million in compensation expense as a result of the Company’s continued growth.

 Sales and Marketing

Sales and marketing expenses were $2.0 million for the six months ended June 30, 2019 compared to $1.4 million for the same period in 2018, an increase of $0.6 million, or 44.5%.  Sales and marketing expenses increased primarily as a result of an increase in lead capture costs of $0.4 million.

Other Income (Expense)

We record the amortization of the present value adjustment to our stock payable in other expenses.  There were no significant changes in other income (expense) for the six months ended June 30, 2019 compared to the same period in 2018.

Interest Income (Expense)

We earn interest income on our money market funds.  There were no significant changes in interest income for the six months ended June 30, 2019 compared to the same period in 2018.

Income Tax Expense

There were no significant changes in income tax expenses for the six months ended June 30, 2019 compared to the same period in 2018.

NON-U.S. GAAP FINANCIAL MEASURES

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA, a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. This non-U.S. GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

We define the non-U.S. GAAP financial measure of Adjusted EBITDA to mean net income (loss), excluding other income (expense),  income tax expense, depreciation and amortization; stock-based compensation expense, and stock option expense.

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

We are presenting the non-U.S. GAAP measure of Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management, and because we believe this measure provides an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to Net Income (Loss), the closest comparable U.S. GAAP measure. Some of these limitations are that:

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	For the Three Months Ended
	June 30, 2019	June 30, 2018
Net income / (loss)	$(2,195,741)	$(1,886,658)
Other (income) / expense	(9,743)	-
Taxes	48,455	14,270
Depreciation & Amortization	533,853	147,558
Agent growth incentive stock compensation expense	3,587,465	3,989,603
Stock option expense	1,830,508	1,181,969
Adjusted EBITDA	$3,794,797	$3,446,742

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Net income / (loss)	$(8,491,564)	$(12,583,003)
Other (income) / expense	24,988	—
Taxes	211,152	44,720
Depreciation & Amortization	974,131	330,879
Agent growth incentive stock compensation expense	7,256,786	12,268,713
Stock option expense	3,045,956	2,483,671
Adjusted EBITDA	$3,021,449	$2,544,980

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and cash flows from operations.

At June 30, 2019, our cash and cash equivalents totaled $31.5 million.  Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds.  We hold no marketable securities.

Net Working Capital

The following table presents our net working capital for the six-months ended June 30, 2019:

	June 30, 2019	December 31, 2018	Change
Current assets	$90,391,918	$42,326,727	$48,065,191
Current liabilities	(62,771,690)	(24,212,062)	(38,559,628)
Net working capital	$27,620,228	$18,114,665	$9,505,563

For the six-months ended June 30, 2019, net working capital increased $9.5 million, to $27.6 million, primarily due to an  increase in cash of $10.9 million and an increase in commissions receivable of $35.3 million resulting from pending real estate transactions, which is offset by several accrued expenses in relation to pending real estate transactions, including commissions payable of $30.0 million.

Cash Flows

The following table presents our cash flows for the six months ended June 30, 2019 and 2018:

	June 30,
	2019	2018	$ Change

Cash provided by operating activities	$24,776,480	$12,529,193	$12,247,287
Cash used in investment activities	(2,584,901)	(828,533)	(1,756,368)
Cash provided by financing activities	(7,639,059)	873,257	(8,512,316)

Operating Activities

For the six-months ended June 30, 2019, cash provided by operating activities increased $12.2 million compared to the same period in 2018.  The change resulted primarily from the increased volume in our sales transactions and participation by our agents and brokers in our Agent Equity Program. See Note 6 – Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements, for further details related to this Program.

Investing Activities

For the six-months ended June 30, 2019, our investing activities primarily consisted of additional expenditures related to the on-going development of our internal use software. As we continue to develop and refine our cloud-based platforms and continue to accelerate our business in innovative ways, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

Financing Activities

For the six-months ended June 30, 2019, we utilized approximately $7.6 million in cash flows from financing activities primarily related to the repurchase of common stock in the amount of $8,545,052. See Note 6 Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements, for further details related to our Share Repurchase Program.

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

We currently have no bank debt. If we are unable to raise additional capital when desired, our business and results of operations would likely suffer.

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

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 pursuant to Rule 13a-15 under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of June 30, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on this evaluation of the effectiveness of internal controls, management concluded there has not been any change in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company’s internal control over financial reporting was not effective as of June 30, 2019 due to the material weakness identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2018, described below.

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

Remediation Actions on Material Weakness:

To address the above material weaknesses described above, our management is currently in the process of undertaking a re-design of the control workflows within our software and systems for processing high-volume transactions.  This will include further validations between the systems to ensure accuracy and completeness of the transactions.  Additionally, we will provide additional training of the appropriate personnel involved with these business processes and the related control activities and continue to hire qualified personnel to ensure components of internal control are present and functioning.

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

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended June 30, 2019:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/2/19 - 1/31/19	137,240	$9.18	137,240	$6,236,524
2/1/19 - 2/28/19	100,412	11.10	100,412	5,120,260
3/1/19 - 3/31/19	120,100	10.63	120,100	3,842,191
4/1/19 - 4/30/19	123,346	10.26	123,346	2,573,197
5/1/19 - 5/31/19	124,847	10.78	124,847	1,229,200
6/1/19 - 6/30/19	211,900	10.81	211,900	16,430,412 (1)

Total	817,845	$10.45	817,845

(1)

On December 27, 2018 the Company announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $25 million of our common stock.  The repurchase program began on January 2, 2019. On June 12, 2019 the Company under authorization from the Board of Directors, amended the plan. The amended plan extends the repurchase program through December 31, 2019 and increased total value of shares repurchased to $25 million. The stock repurchase program is more fully disclosed in Note 6, Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements.  As of June 30, 2019, we repurchased an aggregate of 817,845 shares of our common stock in the open market pursuant to our share repurchase program.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.          MINE SAFETY DISCLOSURES

Not applicable.

Item 5.          OTHER INFORMATION

Not applicable.

Item 6.          EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed on October 9, 2018

3.2	Amended and Restated Bylaws (incorporated by reference from Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on October 9, 2018.

31.1	Certification of the Chief Executive pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

eXp World Holdings, Inc.
(Registrant)

Date: August 8, 2019	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)