Form 10-Q
period 2019-09-30
EXP World Holdings, Inc.
filed 2019-11-06
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes [   ]    No [X]

There were,  64,392,054 shares of the registrant’s Common Stock, $.00001 par value, outstanding as of October 30, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

eXp World Holdings, Inc.

For the Quarterly Period Ended September 30, 2019

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,736,287	$20,538,057
Restricted cash	7,913,156	2,502,591
Accounts receivable, net of allowance of $697,702 and $484,441, respectively	36,039,325	17,428,091
Prepaids and other assets	2,603,315	1,857,988
TOTAL CURRENT ASSETS	81,292,083	42,326,727
Fixed Assets, net	4,704,994	2,739,525
Operating lease right-of-use assets	1,299,536	—
Intangible assets, net	2,646,678	2,531,669
Goodwill	8,248,107	8,248,107
TOTAL ASSETS	$98,191,398	$55,846,028

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,221,971	$1,758,377
Customer deposits	7,913,156	2,502,591
Accrued expenses	39,769,890	18,976,435
Current portion of long-term payable	992,067	974,659
Current portion of lease obligation - operating lease	167,420	—
TOTAL CURRENT LIABILITIES	50,064,504	24,212,062

Long-term payable, net of current portion	1,791,015	1,654,337
Long-term lease obligation - operating lease	1,132,305	—
TOTAL LIABILITIES	52,987,824	25,866,399

STOCKHOLDERS' EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 66,476,020 issued and 64,690,075 outstanding at September 30, 2019, 60,609,102 issued and 60,609,102 outstanding at December 31, 2018	665	606
Additional paid-in capital	133,827,909	90,755,616
Treasury stock, at cost: 1,785,945 shares held at September 30, 2019	(17,649,014)	—
Accumulated deficit	(71,104,193)	(60,765,266)
Accumulated other comprehensive income (loss)	128,207	(11,327)

TOTAL STOCKHOLDERS' EQUITY	45,203,574	29,979,629
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,191,398	$55,846,028

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$282,179,339	$157,236,070	$705,917,916	$349,741,409

Expenses
Commissions and other agent-related costs	259,140,641	145,740,264	646,269,556	319,560,992
General and administrative	23,597,497	15,351,430	66,502,632	45,218,159
Sales and marketing	1,083,456	774,479	3,043,407	2,130,644
Total expenses	283,821,594	161,866,173	715,815,595	366,909,795

Operating income (loss)	(1,642,255)	(4,630,103)	(9,897,679)	(17,168,386)

Other income (expense)
Other income (expense), net	(256,511)	—	(374,699)	—
Interest income	83,636	9,387	176,836	9,387
Total other income (expense), net	(172,875)	9,387	(197,863)	9,387

Loss before income tax expense	(1,815,130)	(4,620,716)	(10,095,542)	(17,158,999)

Income tax benefit (expense)	(32,233)	(7,455)	(243,385)	(52,175)
Net loss	$(1,847,363)	$(4,628,171)	$(10,338,927)	$(17,211,174)

Net loss per share
Basic	$(0.03)	$(0.08)	$(0.17)	$(0.30)
Diluted	$(0.03)	$(0.08)	$(0.17)	$(0.30)

Weighted average shares outstanding
Basic	63,197,495	58,360,233	61,834,376	57,069,377
Diluted	63,197,495	58,360,233	61,834,376	57,069,377

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(1,847,363)	$(4,628,171)	$(10,338,927)	$(17,211,174)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	76,862	(10,721)	139,534	(2,201)
Comprehensive loss	$(1,770,501)	$(4,638,892)	$(10,199,393)	$(17,213,375)

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (UNAUDITED)

							Accumulated
	Common Stock		Treasury Stock		Additional	Accumulated	Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2017	54,962,535	$ 550	-	$ -	$ 36,848,041	$ (32,596,374)	$ 8,454	$ 4,260,671
Exercise of options	1,089,144	11	-	-	264,346	-	-	264,357
Agent growth incentive stock compensation expense	61,598	-	-	-	8,279,108	-	-	8,279,108
Stock option expense	-	-	-	-	1,301,702	-	-	1,301,702
Agent equity stock compensation expense	208,324	2	-	-	2,370,002	-	-	2,370,004
Foreign currency translation gain (loss)	-		-	-	-	-	(1,275)	(1,275)
Net loss	-	-	-	-	-	(10,696,345)	-	(10,696,345)

Balance, March 31, 2018	56,321,601	$ 563	-	$ -	$ 49,063,199	$ (43,292,719)	$ 7,179	$ 5,778,222

Exercise of options	710,447	7	-	-	608,895	-	-	608,902
Agent growth incentive stock compensation expense	69,401	1	-	-	3,989,602	-	-	3,989,603
Stock option expense	-	-	-	-	1,181,969	-	-	1,181,969
Agent equity stock compensation expense	373,573	4	-	-	5,277,342	-	-	5,277,346
Foreign currency translation gain (loss)	-	-	-	-	-	-	9,795	9,795
Net loss	-	-	-	-	-	(1,886,658)	-	(1,886,658)

Balance, June 30, 2018	57,475,022	$ 575	-	$ -	$ 60,121,007	$ (45,179,377)	$ 16,974	$ 14,959,179

Cumulative effect adjustment of the adoption of Accounting Standards Update 2018-07					5,738,536	(5,738,536)		-
Other					18,011	(11,458)		6,553
Exercise of options	474,696	5			876,632	-	-	876,637
Agent growth incentive stock compensation expense	611,843	5			4,238,662	-	-	4,238,667
Stock option expense	-	-			1,103,055	-	-	1,103,055
Agent equity stock compensation expense	407,201	4			7,099,348	-	-	7,099,352
Foreign currency translation gain (loss)	-				-	-	(10,721)	(10,721)
Net loss	-	-			-	(4,628,171)	-	(4,628,171)

Balance, September 30, 2018	58,968,762	$ 589	-	$ -	$ 79,195,251	$ (55,557,542)	$ 6,253	$ 23,644,551

	Common Stock		Treasury Stock		Additional	Accumulated	Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2018	60,609,102	$ 606	-	$ -	$ 90,755,616	$ (60,765,266)	$ (11,327)	$ 29,979,629
Exercise of options	134,260	1	-	-	215,725	-	-	215,726
Agent growth incentive stock compensation expense	136,194	1	-	-	3,669,320	-	-	3,669,321
Stock option expense	-	-	-	-	1,215,448	-	-	1,215,448
Agent equity stock compensation expense	620,287	4	-	-	6,210,289	-	-	6,210,293
Foreign currency translation gain (loss)	-	-	-	-	-	-	14,860	14,860
Repurchase of common stock	-	-	357,752	(3,647,076)	-	-	-	(3,647,076)
Net loss	-	-	-	-	-	(6,295,823)	-	(6,295,823)

Balance, March 31, 2019	61,499,843	$ 612	357,752	$ (3,647,076)	$ 102,066,398	$ (67,061,089)	$ 3,533	$ 31,362,378

Exercise of options	536,613	5	-	-	690,262	-	-	690,267
Agent growth incentive stock compensation expense	149,008	2	-	-	3,587,463	-	-	3,587,465
Stock option expense	-	-	-	-	1,830,508	-	-	1,830,508
Agent equity stock compensation expense	935,177	12	-	-	10,233,901	-	-	10,233,913
Foreign currency translation gain (loss)	-	-	-	-	-	-	47,812	47,812
Repurchase of common stock	-	-	460,093	(4,897,976)	-	-	-	(4,897,976)
Net loss	-	-	-	-	-	(2,195,741)	-	(2,195,741)

Balance, June 30, 2019	63,120,641	$ 631	817,845	$ (8,545,052)	$ 118,408,532	$ (69,256,830)	$ 51,345	$ 40,658,626

Exercise of options	1,224,756	12	-	-	646,152	-	-	646,164
Agent growth incentive stock compensation expense	878,083	9	-	-	2,602,692	-	-	2,602,701
Stock option expense	-	-	-	-	1,060,175	-	-	1,060,175
Agent equity stock compensation expense	1,252,540	13	-	-	11,110,358	-	-	11,110,371
Foreign currency translation gain (loss)	-	-	-	-	-	-	76,862	76,862
Repurchase of common stock	-	-	968,100	(9,103,962)	-	-	-	(9,103,962)
Net loss	-	-	-	-	-	(1,847,363)	-	(1,847,363)

Balance, September 30, 2019	66,476,020	$ 665	1,785,945	$ (17,649,014)	$ 133,827,909	$ (71,104,193)	$ 128,207	$ 45,203,574

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(10,338,927)		$(17,211,174)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation expense	1,381,415		570,910
Amortization expense - intangible assets	234,805		—
Amortization expense - stock payable	154,086		—
Agent growth incentive stock compensation expense	10,760,022		16,507,378
Stock option expense	4,106,131		3,586,726
Agent equity stock compensation expense	27,554,577		14,746,702

Changes in operating assets and liabilities:
Accounts receivable	(18,608,607)		(14,273,358)
Prepaids and other assets	(745,278)		(122,271)
Customer deposits	5,384,436		1,793,994
Accounts payable	2,703		892,383
Accrued expenses	19,890,574		12,363,755
Other operating activities	189		—
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,776,126		18,855,045

INVESTING ACTIVITIES
Fixed asset additions	(3,404,281)		(1,396,346)
Payment for a business acquisition	(500,000)		—
Intangible asset additions	(209,814)		—
NET CASH USED IN INVESTING ACTIVITIES	(4,114,095)		(1,396,346)

FINANCING ACTIVITIES
Repurchase of common stock	(17,649,014)		—
Proceeds from exercise of options	1,552,157		1,749,896
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,096,857)		1,749,896

Effect of changes in exchange rates on cash, cash equivalents and restricted cash	43,621		7,075

Net change in cash, cash equivalents and restricted cash	19,608,795		19,215,670

Cash, cash equivalents and restricted cash, beginning of period	23,040,648		5,595,227
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$42,649,443		$24,810,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$264,902		$52,175

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from obtaining right-of-use assets	$1,453,539		$—
Intangible assets in accounts payable	$140,000	$
Fixed asset purchases in accounts payable	$29,550		$44,235

See Notes to the Condensed Consolidated Financial Statements

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

1.            BASIS OF PRESENTATION

eXp World Holdings, Inc. (the “Company” or “we” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States and most of the Canadian provinces. The Company focuses on a number of cloud-based technologies to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10‑Q and Article 8‑03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.    We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation, specifically professional fees that are now included in general and administrative expenses.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018,  filed with the SEC on March 18, 2019.

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Restricted Cash

Restricted cash totaled $7,913,156 and $2,717,187 at September 30, 2019 and September 30, 2018, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$20,538,057	$4,672,034
Restricted cash	2,502,591	923,193
Total cash, cash equivalents, and restricted cash, beginning of period	$23,040,648	$5,595,227

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$34,736,287	$22,093,710
Restricted cash	7,913,156	2,717,187
Total cash, cash equivalents, and restricted cash, end of period	$42,649,443	$24,810,897

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

Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition being met.

The Company reduces recorded stock-based compensation for forfeitures when they occur.

Revenue Recognition

The Company generates substantially all of its revenue from real estate brokerage services and generates a de minimis portion of its revenues from software subscription and professional services.

Real Estate Brokerage Services

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing residential real estate transactions.  The Company is contractually obligated to provide services for the fulfillment of transfers of residential real estate between buyers and sellers.  The Company provides these services itself and controls the services necessary to legally transfer the residential real estate.  Correspondingly, the Company is defined as the Principal.  The Company, as Principal, satisfies its obligation upon the closing of a residential real estate transaction.  As Principal, and upon satisfaction of our obligation, the Company recognizes revenue in the gross amount of consideration to which we expect to be entitled to.

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling and finding residential real estate.  Commissions earned on real estate transactions are recognized at the completion of a residential real estate transaction once we have satisfied our performance obligation. Agent related fees are currently recorded as a reduction to commissions and other agent related costs.

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

Software subscription and professional services revenue accounts for less than 1% of all revenue for the three and nine months ended September 30, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets.  ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019.  The Company does not expect the amendments of ASU 2016-13 to have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

The Company acquired the assets of VirBELA for a total purchase price of $10,607,800,  consisting of cash of $7,000,000 and shares of the Company’s common stock valued at $3,607,800.  A cash payment of $6,500,000 was paid at closing and 97,371 shares of the Company’s restricted common stock having a value of $1,000,000 was issued at closing.  On the acquisition date, the Company held $500,000 in accounts payable to secure the seller’s performance of certain post close obligations.  During the first quarter of 2019, the seller performed its post close obligations and the $500,000 was paid to the Seller.  The remaining shares of the Company’s common stock will be issued having a value of $1,000,000 on each of the first, second and third anniversaries of the Acquisition Date.  The fair value of future deliveries of eXp World Holdings, Inc. common stock was $2,607,800 as of the Acquisition Date and is remeasured at each reporting period since the Company issues a variable number of shares of common stock based on a fixed monetary amount. The discount of $392,200 will be amortized over the reporting periods using the effective interest method during fiscal years 2019, 2020 and 2021. For the period ended September 30, 2019, the discount amortization was $154,086.

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

4.            FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	As of	As of
	September 30, 2019	December 31, 2018
Computer hardware and software	$6,895,633	$3,925,129
Furniture, fixture and equipment	20,480	5,910
Total depreciable property and equipment	6,916,113	3,931,039
Less: accumulated depreciation and amortization	(2,701,518)	(1,320,103)
Depreciable property, net	4,214,595	2,610,936
Assets under development	490,399	128,589
Fixed assets, net	$4,704,994	$2,739,525

Depreciation expense for the three months ended September 30, 2019 and 2018 was $558,650 and $240,031, respectively.

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $1,381,415 and $570,910, respectively.

5.            GOODWILL AND INTANGIBLE ASSETS

Goodwill was $8,248,107 as of September 30, 2019 and December 31, 2018.

Definite-lived intangible assets were as follows:

	As of September 30, 2019
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$1,169,000	$(97,417)	$1,071,583
Existing technology (1)	436,814	(65,330)	371,484
Non-competition agreements	125,000	(34,722)	90,278
Customer contracts	740,000	(61,667)	678,333
Software	225,000	—	225,000
Licensing agreement	210,000	—	210,000
Total	$2,905,814	$(259,136)	$2,646,678
(1) Includes capitalized software development costs.
	As of December 31, 2018
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$1,169,000	$(9,742)	$1,159,258
Existing technology	297,000	(4,950)	292,050
Non-competition agreements	125,000	(3,472)	121,528
Customer contracts	740,000	(6,167)	733,833
Software	225,000	—	225,000
Total	$2,556,000	$(24,331)	$2,531,669
		—

Amortization expense for definite-lived intangible assets for three and nine months ended September 30, 2019 was $83,439 and $234,805, respectively. Amortization expense for definite-lived intangible assets for three and nine months ended September 30, 2018 was zero.

We estimate expected amortization related to definite-lived intangible assets at September 30, 2019 will be:

Expected amortization
Remaining 2019	$82,762
2020	466,071
2021	528,807
2022	331,206
2023	298,180
2024 and thereafter	939,652
Total	$2,646,678

6.            STOCKHOLDERS’ EQUITY

As of September 30, 2019, the Company had 66,476,020 shares of common stock issued and 64,690,075 shares outstanding.

Our shareholder approved equity plans described below are administered under our 2013 Stock Option Plan and our 2015 Equity Incentive Plan. The purpose of the equity plans is to retain the services of valued employees, directors, officers, agents, and consultants and to encourage such persons with an increased initiative to make contributions to our company and motivate excellent performance.

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of common stock. The shares are issued at a 20% discount to market on the date of issuance. The issued shares have no future service requirement. We recognize this 20% discount as an additional commissions and other agent-related costs.

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

During the three months ended September 30, 2019 and 2018, the Company issued 1,252,540 and 407,201 shares of common stock, respectively, to agent and brokers for total consideration of $11,110,370 and $7,099,352, respectively, for the settlement of commissions payable.

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

The fair value of stock awards is based on the closing price of our common stock on the applicable grant date. As of September 30, 2019, the Company had 1,790,622 unvested common stock awards and unrecognized compensation costs totaling $19,807,201. The cost is expected to be recognized over a weighted average period of 1.73 years. The stock compensation expense related to the agent growth incentive program is included in general and administrative expense on the Statement of Operations.

The following table illustrates the Company’s stock issuance activity for our agent growth incentive programs, for the following periods:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2017	3,059,065	$7.60
Granted	2,380,100	11.59
Vested and issued	(889,769)	12.16
Forfeited	(676,519)	4.05
Balance, December 31, 2018	3,872,877	$11.63
Granted	1,236,621	9.19
Vested and issued	(1,400,344)	11.20
Forfeited	(530,744)	3.13
Balance, September 30, 2019	3,178,410	$11.26

Stock Option Awards

The fair value of the options issued was calculated using a Black-Scholes-Merton option-pricing model with the following assumptions:

Nine Months Ended September 30, 2019
Expected term	6.25 years
Expected volatility	122.60% - 127.93%
Risk-free interest rate	1.65% - 2.70%
Dividend yield	- %

During the three months ended March 31, 2019, the Company granted 109,040 stock options to employees with an estimated grant date fair value of $1,039,427.

During the three months ended June 30, 2019 the Company granted 103,632 stock options to employees with an estimated grant date fair value of $997,141.

During the three months ended September 30, 2019, the Company granted 131,201 stock options to employees with an estimated grant date fair value of $1,092,044.

The following table illustrates the Company’s stock option activity for the following periods:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance, December 31, 2017	10,873,292	$1.50	$5.08	6.65
Granted	870,000	10.86	(3.78)	9.34
Exercised	(2,594,050)	0.78	11.90	—
Forfeited	(451,629)	3.03	9.59	—
Balance, December 31, 2018	8,697,613	$2.08	$5.00	6.07
Granted	343,873	10.21	(2.31)	9.73
Exercised	(1,895,629)	0.82	8.71	—
Forfeited	(343,552)	7.50	2.73	—
Balance, September 30, 2019	6,802,305	$2.57	$5.82	5.57
Exercisable at September 30, 2019	5,680,009	1.38	7.00	4.95
Vested at September 30, 2019	5,761,813	$1.46	$6.92	5.06

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period.  As of September 30, 2019, unrecognized compensation cost associated with options to purchase common stock was $8,747,985, that is expected to be recognized over a weighted-average period of 5  years.

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

For accounting purposes, common stock repurchased under our stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. During the nine months ended as of September 30, 2019 the Company repurchased 1,785,945 shares of common stock that are held in treasury. These shares are considered issued but not outstanding. The total cost of the shares repurchased was $17,649,014.

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

Level 3	Inputs are unobservable inputs that reflect the entity's own assumptions in pricing the asset or liability (used when little or no market data is available).

The Company holds funds in a money market account. The Company values its money market funds at fair value on a recurring basis.

The following table summarizes the Company’s fair value measurements:

	September 30, 2019

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$18,198,079	$18,198,079	$—	$—
Total Assets	$18,198,079	$18,198,079	$—	$—

	December 31, 2018

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,051,662	$8,051,662	$—	$—
Total Assets	$8,051,662	$8,051,662	$—	$—

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

Operating Leases

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

As of September 30, 2019, maturities of lease liabilities by fiscal year were as follows:

Remaining 2019	$115,385
Year ending December 31,
2020	450,602
2021	354,463
2022	302,274
2023	176,869
2024	5,388
Thereafter	6,285
Total lease payments	$1,411,266
Less: present value adjustment	(111,541)
Total operating lease liabilities, payments	$1,299,725

Included below is other information regarding leases for the three and nine month periods ended September 30, 2019.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Other information
Short-term lease expense	$6,030	$20,822
Cash paid for operating leases	$77,400	$136,209
Weighted-average remaining lease term (years)– operating leases (1)	3	3
Weighted-average discount rate – operating leases	4.85%	4.85%

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

OVERVIEW

We are a leading cloud-based international real estate brokerage company and focus our operations on the development and use of cloud-based technologies in order to grow our business without the burden of bricks and mortar.  We generate revenue primarily by serving as a licensed broker for the purpose of processing residential real estate transactions, from which we earn commissions.  The Company in turn pays a portion of the commissions earned to the real estate agents and brokers.

Our strength is attracting real estate agent and broker professionals that have contributed to our growth.  As of September 30, 2019, we have grown our agent and broker base 66.2% to 23,034 agents and brokers compared to 13,859 as of the same period in the prior year and 47.9% compared to 15,570 agents and brokers as of December 31, 2018.

The following table sets forth the number of transactions, sales volume and commission revenue earned on real estate transactions:

Nine Months Ended September 30,			Nine Months Ended September 30,			Change
2019			2018
Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenues
96,711	$ 27,175,325,190	$ 705,917,916	52,595	$ 13,834,440,204	$ 349,741,409	44,116	$ 13,340,884,986	$ 356,176,507

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

The Company also administers a program whereby agents and brokers may elect to receive 5% of their commission payable in the form of Company common stock which is issued at a 20% discount to market on the date of issuance.  The agent equity program continues to be another element in creating a culture of agent-ownership.

RECENT BUSINESS DEVELOPMENTS

Initiatives

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents and employee experience. In doing so, we have adopted many of the principles of the Net Promoter Score® (NPS) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100.  A NPS above 50 is considered excellent.  Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

This also ties into one of our core values, transparency. While we strive for high satisfaction, a low or trending lower NPS is equally important to identify. The Company’s agent NPS is 61 in the third quarter.  As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in such parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

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

What specifically does this mean? - We are building out Application Program Interfaces (APIs) which will allow for various third-party solutions to directly connect into Enterprise. Accordingly, this will allow our agents and brokers to choose which solution works best for them as it relates to their desired lead generation, customer relationship management, transaction management, and Internet Data Exchange (IDX) applications and websites, among others.

How will we deliver this concept? - In addition to building out the technological infrastructure we will also establish an eXp Partner Marketplace. This will allow for a validation process of potential third-party service providers as well as consistent utilization of APIs for seamless use of tools by our agents and brokers.

Equity

On December 27, 2018, the Company introduced its Sustainable Equity Plan for real estate agents and brokers at eXp Realty, which became effective in January of 2019.

Also, on December 27, 2018, the Company announced that its Board of Directors authorized a stock repurchase program to offset equity issuances for up to $25 million of company common stock. On June 12, 2019 the Company under authorization from the Board of Directors, amended the plan. The amended plan extends the repurchase program through December 31, 2019.  Our stock repurchase program and agent growth incentive program are more fully disclosed in Note 6 – Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements.

World Technologies

We continue developing the core VirBELA software platform and its underlying infrastructure to accommodate for the ever-increasing use and scale required to support our eXp Realty division. Also, we recently released a new product centered around the concept of an open campus whereby small and independent organizations may utilize sub spaces as part of a larger campus similar to co-working environments that currently exist in the physical brick and mortar world. Lastly, we continue to service existing and new business to business enterprise level contracts in the coming year.

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

Global Real Estate Cloud Brokerage

The Company announced its first international expansions outside of North America into Australia and the U.K. This is part of the Company’s initiative to operate as a Global Real Estate Cloud Brokerage. We look forward to our cloud campus being populated by real estate professionals from around the globe as they conduct business, collaborate with each other and develop meaningful personal and professional relationships across borders and cultures. In addition to these new countries, the Company continues to also focus on growth in the United States. We continue to expand in Canada, with recent openings in Saskatchewan, Newfoundland and Labrador, Quebec, and future openings planned in Novia Scotia throughout the rest of 2019.

MARKET CONDITIONS AND INDUSTRY TRENDS

Home Sale Transactions

According to the National Association of Realtors (NAR), existing home sale transactions of single-family homes increased 3.9% for the twelve-month period for September 2019 (preliminary), compared to September 2018.  During this same period, the average home sales price increased 5.9%.    Mortgage rates at historically low levels and continued economic growth may have contributed to the increase in home sales transactions.  Low inventory levels continue to push up home sale prices.

Inventory

The inventory of existing homes for sale in the U.S. decreased 2.7% for the twelve-month period ended September 2019 (preliminary) compared to September 2018.  The inventory represents a national average supply of 4.1 months as of September 2019, (preliminary) at the current home sales pace which is up from 3.7 months as of December 2018.

Housing Affordability Index

Also, according to the NAR, the composite housing affordability index  increased to  160.4 for  August 2019 (preliminary) from 147.4 for September 2018. However, the housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.  The favorable housing affordability index is due in part to favorable mortgage rate conditions and low overall unemployment. Mortgage rates decreased approximately 100 basis points as of September 2019 (forecast) compared to the prior period September 2018.  Mortgage rates continue to be at historically low levels.

Mortgage Rates

According to the Federal Housing Finance Agency, mortgage rates on commitments for 30-year, conventional, fixed-rate first mortgages averaged 4.5% for 2018 and the rate decreased to 3.7% in September 2019  (forecast).  Mortgage rates are forecasted to increase to 4.0% for the remainder of 2019 and decrease  to 3.8% in 2020. To the extent mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter-term mortgages which can be utilized to obtain a mortgage rate that is lower than a comparable 30-year fixed-rate mortgage.

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

Existing Home Sales

NAR existing home sale transactions for month end September 2019 (preliminary)  increased  3.9% to 5.4 million, compared to the same period in 2018.  During this same period, eXp Realty home sales units increased 83.9% to 96,711 and home sales volume increased 99.6% to $27.2 billion compared to the same period in 2018.  Our home sale transactions growth was directly related to the growth of our agent base, which increased 66.2% compared to the same period in 2018.

As of their most recent releases, NAR is forecasting existing home sales to decrease 2.0%  for the remainder of 2019 and increase 1.2% in 2020.

Existing Home Sales Price

Existing home sales average price for month end September (preliminary) increased  5.9%, compared to the same period in 2018.

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

As of September 30, 2019, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty.

Regardless of whether the housing market continues to grow or slows, the Company is positioned to adhere to its low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

Results of Operations

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

	Three Months Ended September 30,	Percentage of	Three Months Ended September 30,	Percentage of	Change
	2019	Revenue	2018	Revenue	Dollar	Percentage
Statement of Operations Data:
Revenue	$282,179,339	100.0%	$157,236,070	100.0%	$124,943,269	79.5%
Expenses:
Commission and other agent-related costs	259,140,641	91.8	145,740,264	92.7	113,400,377	77.8
General and administrative	23,597,497	8.4	15,351,430	9.8	8,246,067	53.7
Sales and marketing	1,083,456	0.4	774,479	0.5	308,977	39.9
Total expenses	283,821,594	100.6	161,866,173	102.9	121,955,421	75.3
Operating income (loss)	(1,642,255)	(0.6)	(4,630,103)	(2.9)	2,987,848	64.5
Other income (expense)
Other income (expense), net	(256,511)	(0.1)	—	—	(256,511)	—
Interest income	83,636	0.0	9,387	—	74,249	—
Total other income (expense), net	(172,875)	(0.1)	9,387	—	(182,262)	—
Loss before income tax expense	(1,815,130)	(0.6)	(4,620,716)	(2.9)	2,805,586	60.7
Income tax benefit (expense)	(32,233)	(0.0)	(7,455)	(0.0)	(24,778)	(332.4)
Net loss	$(1,847,363)	(0.7)%	$(4,628,171)	(2.9)%	$2,780,808	60.1%
Adjusted EBITDA (1)	$3,563,245	1.3%	$951,650	0.61%	$2,611,595	274.4%
Net loss per share
Basic	$(0.03)		$(0.08)		$0.05	62.5%
Diluted	$(0.03)		$(0.08)		$0.05	62.5%
Weighted average shares outstanding
Basic	63,197,495		58,360,233
Diluted	63,197,495		58,360,233

(1) Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP.  For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measure.”

Revenue

Our total revenues were $282.2 million for the three months ended September 30, 2019 compared to $157.2 million for the same period in 2018, an increase of $124.9 million, or 79.5%.  Total revenues increased primarily as a result of an increase in real estate brokerage commissions, which is directly related to our increase in agent count of 66.2% compared to the same period in 2018.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $259.1 million for the three months ended September 30, 2019 compared to $145.7 million for the same period in 2018, an increase of $113.4 million, or 77.8%.  Commission and other agent related costs increased primarily as a result of an increase in settled real estate transactions and agent base.

General and Administrative Expense

General and administrative expenses were $23.6 million for the three months ended September 30, 2019 compared to $15.4 million for the same period in 2018, an increase of $8.2 million or 53.7%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses.  General and administrative expenses increased primarily as a result of an increase of $6.0 million in compensation expense as a result of the Company’s continued growth.

Sales and Marketing

Sales and marketing expenses were $1.1  million for the three months ended September 30, 2019 compared to $0.8 million for the same period in 2018, an increase of $0.3  million, or 39.9%.    Sales and marketing expenses increased primarily as a result of an increase in lead capture costs of $0.2 million.

Other Income (Expense)

Other income (expense) includes amortization expense of the present value adjustment to our stock payable and start-up costs.  Start-up costs increased $0.1 million for the three months ended September 30, 2019 compared to zero in the same period in 2018.

 Interest Income (Expense)

We earn interest income on our money market funds.  There were no significant changes in interest income for the three months ended September 30, 2019 compared to the same period in 2018.

Income Tax Benefit (Expense)

There were no significant changes in income tax expenses for the three months ended September 30, 2019 compared to the same period in 2018.

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,	Percentage of	Nine Months Ended September 30,	Percentage of	Change
	2019	Revenue	2018	Revenue	Dollar	Percentage
Statement of Operations Data:
Revenue	$705,917,916	100.0%	$349,741,409	100.0%	$356,176,507	101.8%
Expenses:
Commission and other agent-related costs	646,269,556	91.6	319,560,992	91.4	326,708,564	102.2
General and administrative	66,502,632	9.4	45,218,159	12.9	21,284,473	47.1
Sales and marketing	3,043,407	0.4	2,130,644	0.6	912,763	42.8
Total expenses	715,815,595	101.4	366,909,795	104.9	348,905,800	95.1
Operating income (loss)	(9,897,679)	(1.4)	(17,168,386)	(4.9)	7,270,707	42.3
Other income (expense)
Other income (expense), net	(374,699)	(0.1)	—	—	(374,699)	—
Interest income	176,836	0.0	9,387	—	167,449	—
Total other income (expense), net	(197,863)	(0.0)	9,387	—	(207,250)	—
Loss before income tax expense	(10,095,542)	(1.4)	(17,158,999)	(4.9)	7,063,457	41.2
Income tax benefit (expense)	(243,385)	(0.0)	(52,175)	(0.0)	(191,210)	(366.5)
Net loss	$(10,338,927)	(1.5)%	$(17,211,174)	(4.9)%	$6,872,247	39.9%
Adjusted EBITDA (1)	$6,584,694	0.9%	$3,496,628	1.00%	$3,088,066	88.3%
Net loss per share
Basic	$(0.17)		$(0.30)		$0.13	43.3%
Diluted	$(0.17)		$(0.30)		$0.13	43.3%
Weighted average shares outstanding
Basic	61,834,376		57,069,377
Diluted	61,834,376		57,069,377

(1) Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP.  For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $705.9  million for the nine months ended September 30, 2019 compared to $349.7 million for the same period in 2018, an increase of $356.2 million, or 101.8%.  Total revenues increased primarily as a result of an increase in real estate brokerage commissions, which is directly related to our increase in agent count of 66% compared to the same period in 2018.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $646.3 million for the nine months ended September 30, 2019 compared to $319.6 million for the same period in 2018, an increase of $326.7 million, or 102.2%.  Commission and other agent related costs increased primarily as a result of an increase in settled real estate transactions and agent base.

General and Administrative Expense

General and administrative expenses were $66.5 million for the nine months ended September 30, 2019 compared to $45.2 million for the same period in 2018, an increase of $21.3 million or 47.1%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $17.8 million in compensation related expense as a result of the Company’s continued growth.

Sales and Marketing

Sales and marketing expenses were $3.0  million for the nine months ended September 30, 2019 compared to $2.1 million for the same period in 2018, an increase of $0.9 million, or 42.8%.    Sales and marketing expenses increased primarily as a result of an increase in lead capture costs of $0.5 million.

Other Income (Expense)

Other income (expense) includes amortization expense of the present value adjustment to our stock payable and start-up costs.   Start-up expenses increased $0.2 million for the nine months ended September 30, 2019 compared to zero in the same period in 2018.

Interest Income (Expense)

We earn interest income on our money market funds.  There were no significant changes in interest income for the nine months ended September 30, 2019 compared to the same period in 2018.

Income Tax Benefit (Expense)

There were no significant changes in income tax expenses for the nine months ended September 30, 2019 compared to the same period in 2018.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	For the Three Months Ended
	September 30, 2019	September 30, 2018
Net income / (loss)	$(1,847,363)	$(4,628,171)
Other (income) / expense	172,875	(9,387)
Taxes	32,233	7,455
Depreciation & Amortization	642,089	240,031
Agent growth incentive stock compensation expense	3,503,236	4,238,667
Stock option expense	1,060,175	1,103,055
Adjusted EBITDA	$3,563,245	$951,650

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Net income / (loss)	$(10,338,927)	$(17,211,174)
Other (income) / expense	197,863	(9,387)
Taxes	243,385	52,175
Depreciation & Amortization	1,616,220	570,910
Agent growth incentive stock compensation expense	10,760,022	16,507,378
Stock option expense	4,106,131	3,586,726
Adjusted EBITDA	$6,584,694	$3,496,628

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and cash flows from operations.

At September 30, 2019, our cash and cash equivalents totaled $34.7 million.  Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds.  We hold no marketable securities.

Net Working Capital

The following table presents our net working capital for the nine months ended September 30, 2019:

	September 30, 2019	December 31, 2018	Change
Current assets	$81,292,083	$42,326,727	$38,965,356
Current liabilities	(50,064,504)	(24,212,062)	(25,852,442)
Net working capital	$31,227,579	$18,114,665	$13,112,914

For the nine months ended September 30, 2019, net working capital increased $13.1 million, to $31.2 million, primarily due to an  increase in cash of $14.2 million.

Cash Flows

The following table presents our cash flows for the nine months ended September 30, 2019 and 2018:

	September 30,
	2019	2018	$ Change

Cash provided by operating activities	$39,776,125	$18,855,045	$20,921,080
Cash used in investment activities	(4,114,095)	(1,396,346)	(2,717,749)
Cash provided by (used in) financing activities	(16,096,856)	1,749,896	(17,846,752)

Operating Activities

For the nine months ended September 30, 2019, cash provided by operating activities increased $21.0 million compared to the same period in 2018.  The change resulted primarily from the increased volume in our sales transactions and participation by our agents and brokers in our Agent Equity Program. See Note 6 – Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements, for further details related to this Program.

Investing Activities

For the nine months ended September 30, 2019, our investing activities primarily consisted of additional expenditures related to the on-going development of our internal use software. As we continue to develop and refine our cloud-based platforms and continue to accelerate our business in innovative ways, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

Financing Activities

For the nine months ended September 30, 2019, we utilized approximately $16.1 million in cash flows from financing activities primarily related to the repurchase of common stock in the amount of $17,649,014.   See Note 6 Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements, for further details related to our Share Repurchase Program.

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

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of September 30, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on this evaluation of the effectiveness of internal controls, management concluded there has not been any change in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company’s internal control over financial reporting was not effective as of September 30, 2019 due to the material weaknesses identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2018, described below.

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

Changes in Internal Control Over Financial Reporting

Other than the efforts noted above to remediate the previously reported material weaknesses, there have been no changes in our internal control over financial reporting during the period covered by this interim report on Form 10-Q that has materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

From time to time, we are involved in ordinary routine litigation incidental to the conduct of our business, including matters that may be certified as class or collective actions.

There are no legal proceedings pending or, to our knowledge, threatened that we believe could have a material adverse impact on our business, reputation, results of operations or financial condition.

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

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended September 30, 2019:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/2/19 - 1/31/19	137,240	$9.18	137,240	$6,236,524
2/1/19 - 2/28/19	100,412	11.10	100,412	5,120,260
3/1/19 - 3/31/19	120,100	10.63	120,100	3,842,191
4/1/19 - 4/30/19	123,346	10.26	123,346	2,573,197
5/1/19 - 5/31/19	124,847	10.78	124,847	1,229,200
6/1/19 - 6/30/19	211,900	10.81	211,900	16,430,412
7/1/19 - 7/31/19	290,264	10.69	290,264	13,319,378
8/1/19 - 8/31/19	342,023	9.31	342,023	10,140,916
9/1/19 - 9/30/19	335,813	8.44	335,813	7,297,407

Total	1,785,945	$9.88	1,785,945

(1)

On December 27, 2018 the Company announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $25 million of our common stock.  The repurchase program began on January 2, 2019. On June 12, 2019 the Company under authorization from the Board of Directors, amended the plan. The amended plan extends the repurchase program through December 31, 2019 and increased total value of shares repurchased to $25 million. The stock repurchase program is more fully disclosed in Note 6, Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements.  As of September 30, 2019, we repurchased an aggregate of  1,785,945 shares of our common stock in the open market pursuant to our share repurchase program.

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

eXp World Holdings, Inc.
(Registrant)

Date: November 6, 2019	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)