Form 10-K
period 2019-12-31
EXP World Holdings, Inc.
filed 2020-03-12
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001‑38493

EXP WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

2219 Rimland Drive, Suite 301

Bellingham, WA 98226

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (360) 685‑4206

Title of each class	Trading Symbol	Name of each exchanged on which registered
Common Stock, par value $0.00001 per share	EXPI	NASDAQ

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

Large accelerated filer	[_]	Accelerated filer	[X]
Non-accelerated filer	[_]	Smaller reporting company	[X]
Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).

Yes [_]    No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp World Holdings, Inc. was approximately $252,205,811 based on 22,660,001 shares of common stock held by non-affiliates as of June 30, 2019, being $11.13 per share.

The number of shares of the registrant’s $0.00001 par value common stock outstanding as of February 20,  2020 was 65,619,860.

i

FORWARD-LOOKING STATEMENTS

This Annual Report and our other public filings contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions to future periods. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions. Forward-looking statements include statements we make about matters such as: future revenues; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; productivity, business process, rationalization, investment, acquisition and acquisition integrations, consulting, operational, tax, financial and capital projects and initiatives; changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

Forward-looking statements relate to the future and are subject to many risks, assumptions and uncertainties, including those risks set forth in this report and as described in Part I, Item IA Risk Factors incorporated by reference. Although we believe the expectations reflected in the forward-looking statements are reasonable, actual results, developments and business decisions could differ materially from those contemplated by such forward-looking statements. The environment for which we operate in is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1. BUSINESS

eXp World Holdings, Inc. (“eXp”, or, collectively with its subsidiaries, the “Company”, “we”, “us”, or “our”) was incorporated in the State of Delaware on July 30, 2008 and initially focused on operating a real estate brokerage.  Today the Company owns and operates a cloud-based real estate brokerage and a technology platform business that enables a variety of businesses to operate remotely. Our real estate brokerage is now one of the largest and fastest growing in the United States by agent count, and recently began to expand internationally.  Our technology platform business develops and uses immersive technologies that enable and support virtual workplaces. This unique enabling platform helps businesses increase their effectiveness and reduce costs from operating in traditional “brick and mortar” office spaces.

In our current state, almost the entirety of our revenue and profit or loss are generated by our cloud-based real estate brokerage and wholly-owned subsidiary, eXp Realty LLC (“eXp Realty”).  Because we do not have significant standalone contributions of revenue and profit or loss from our other businesses, we operate and manage the Company as one business unit.  In the future, we believe there is strong potential for multiple significant revenue and profit opportunities that may be organized into distinct business units in order to increase our management effectiveness. Over the long term, we envision owning and operating a diversified portfolio of service based businesses whose operations benefit substantially from utilizing our enabling technology platform.

Within the Company today, we strategically prioritize our efforts to grow our real estate brokerage, develop immersive and cloud-based technology products and services, nurture affiliated services (and our Preferred Partner Program) related to real estate transactions, and strengthen and iterate on our enabling technology platform.

We currently operate businesses in the following categories:

Real Estate Brokerage - We launched eXp Realty in October 2009 with a small number of real estate agents in two states and ended the fiscal year 2019 with a team of over 25,400 real estate professionals, operating throughout the United States and most of the Canadian provinces. In the fourth quarter of 2019, we expanded operations in the United Kingdom (U.K.) and Australia. Except for certain employees who hold active real estate licenses, virtually all of our real estate professionals are independent contractors.

Technology Products and Services – In November 2018, the Company completed its asset acquisition of VirBELA, LLC’s (“VirBELA”) core group of products and services.  The Company also launched eXp World Technologies, LLC, its innovation and technology division, which now holds the VirBELA brand.  VirBELA continues to offer a modern, cloud-based environment focused on education and team development with clients in various industries from government to retail. The unique virtual collaborative work environment from VirBELA provides service-based businesses with distinct advantages in managing costs, attracting talent, and scaling operations without the burden of “brick and mortar” office locations.  This technology provides eXp Realty with a primary source of differentiation and competitive advantage.

Title, Escrow, and Settlement Services – During the year ended December 31, 2019, the Company entered into an agreement with a third-party investment firm to form a joint venture to offer title, escrow and settlement services in the United States. The joint venture, Silverline Title & Escrow, LLC is 50% owned by eXp Silverline Ventures, LLC, an indirect subsidiary of eXp and 50% owned by the third-party business partner.  Operations in this area are currently in a nascent state.

Mortgage Brokerage Services - During the year ended December 31, 2019, the Company made capital contributions in consideration for at least a minimum 50% ownership interest in First Cloud Investment Group, LLC (“First Cloud”) with the remaining ownership interest held by certain of our independent agents and brokers. First Cloud was organized for the purpose of managing IntroLend First Cloud, LLC (“IntroLend First Cloud”), an indirect wholly-owned subsidiary of the Company created to provide mortgage origination to end-consumers. The Company will always retain at least 50% of the outstanding equity ownership units in First Cloud.  Operations in this area are currently in a nascent state.

eXp Realty

eXp Realty is a leading, rapidly growing, cloud-based international real estate brokerage company. We disrupt from within the traditional real estate markets in which we operate for the benefit of agents and brokers through innovation, use of cloud-based technology, and development of world-class agent and broker attraction and retention practices.  We generate revenue primarily by serving as a licensed broker for the purpose of processing residential real estate transactions, from which we earn commissions. The Company in turn pays a portion of the commissions earned to the real estate agents and brokers.

Our mission is to deliver maximum value to our shareholders, agents, brokers and staff, while building an international brand as the leading cloud-based brokerage. Our cloud-based solutions provide primarily residential real estate agents and brokers the collaborative tools to seamlessly support and facilitate buying and selling activities by consumers throughout the home purchase process. Our model is designed to:

•

Provide the opportunity for homebuyers to successfully experience home ownership and for homeowners to realize the best outcomes possible through the sale of their homes.  Our licensed agents and brokers primarily use our proprietary cloud-based transaction processing and home search and tour tools to help homebuyers find, visit and close on the house that meets their needs, and to help homeowners efficiently market and sell their homes without the effort—and additional costs—associated with the typical home selling process.

•

Provide a business opportunity for our agents and brokers.  We provide an entrepreneurial business opportunity for individuals to aid in the purchase and sale of residential homes. Low entry fees as well as the ability to select their own schedules and time commitments allow our agents and brokers to supplement their income by starting their own independent businesses without leaving their current jobs, while also proving opportunities for strong leaders to build their own agency teams and grow under our brokerage brand on a full-time basis. Our compensation structure (fees and share-based), technology, sales support and back-office processing are designed to enable agents and brokers to successfully grow their independent businesses without the fixed costs inherent with a traditional brick-and-mortar brokerage.

•

Provide stock ownership opportunities for our agents and brokers.  Through our agent equity programs, our agents and brokers have a unique choice to attain a greater vested interest in eXp through the acceptance of equity awards in the Company’s stock as part of their compensation packages. These programs allow successful agents and brokers to become stakeholders in the brand they represent and align our goals across the distribution network.

Brokerage Offices and Services in Our Virtual World

We operate over the internet and rely on cloud-based technologies to provide our residential real estate brokerage services. Through various platforms, buyers search real-time property listings, and sellers list properties and gain exposure across the various geographic markets in which we operate. We also provide buyers and sellers access to a network of professional, consumer-centric agents and brokers. Additionally, we deliver marketing, training and other support services to our brokers and agents through a combination of proprietary technology enabled services, as well as technology and support services contracted to third parties. Our brokers and agents leverage our technology, services, data, lead generation and marketing tools to represent residential real estate buyers and sellers to list, find and consummate the purchase or sale of a home.

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

We have adopted a number of cloud-based technologies. Among the technologies we use to operate our business, is our 3D, fully-immersive, cloud office, which has virtual conference rooms, training centers, and individual offices in which our management, staff, agents and brokers all work on a daily basis learning from, sharing with, transacting business with, and socializing with colleagues from different geographic regions by utilizing avatars. In these virtual spaces agents and brokers meet for state-based sales meetings, attend live interactive trainings and classes, go over commission disbursement authorization forms, build websites and online branding materials, and work on purchase and sales agreements.

Further, in these virtual spaces new managing brokers are evaluated and approved, our management meets to discuss strategy and vision, and personnel interviews are conducted. In addition, we have face-to-face meetings, conferences, presentations, retreats and other physical interactions where circumstances warrant.

We also provide physical space to brokers and agents when required, primarily with third party providers of access to offices, workspace and meeting rooms at locations worldwide.

Our cloud office has fully-staffed transaction and administration, web development, search engine optimization and technical support teams. Consequently, our cloud office serves as our primary company office for brokers, agents, management and staff and provides agents, teams of agents and brokers with a full suite of back office functions, live training, education, coaching and mentoring that places a premium on engagement, discussion and collaboration, transaction support, broker support, and technical support. The utilization of this cloud office platform permits us to more easily serve and extend our entire geographic reach.

Furthermore, we allow our agents and brokers, some of whom are former real estate brokerage owners, to leverage our infrastructure to reduce their fixed costs and to be empowered to build scalable teams of agents in any of the markets that we serve while preserving and enhancing the agents and brokers’ personal brands. In this way our agents and brokers can attract agents and build a co-brand in any markets currently served by the Company without any additional capital requirements.

Agent and Broker Training and Communication

eXp Realty has held firm in its belief that each individual agent delivers value to individual home buyers and sellers in different ways depending upon the knowledge, skills or niche of the agent and the needs and wants of the consumer. Consumers work with agents because of their skills and service individually and generally place greater weight on those individual skill sets, service levels and style than they do on the brokerage brand with which the agent is affiliated.

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

We also differentiate ourselves by not charging our agents and brokers royalties or franchise fees. Our agents pay a low monthly cloud brokerage fee and various transaction processing fees.

Revenue Sharing Plan

Our cloud office has enabled us to introduce and maintain a revenue sharing plan whereby each of our agents and brokers can participate in and from which they can receive commission income resulting from transactions consummated by agents and brokers who they have attracted to our company, helping to contribute to our growth.

Consistent with our commitment to enabling and empowering agents and brokers in pursuit of building a scalable business and organization, our revenue sharing plan allows brokers and agents a financial mechanism to build teams across geographic borders without incurring any expense, oversight responsibility, or liability.

Our revenue sharing plan provides an opportunity where agents and brokers can potentially earn additional income while focusing on the growth of the eXp brokerage brand and their individual agencies.

Customers

Our clients are primarily residential homeowners and homebuyers in the markets in which we operate as serviced by our international network of independent agents and brokers.  These customers are sellers or purchasers of new or existing homes and engage us to aid in the facilitation of the closing of the real estate transaction, including, but not limited to, search, listing, application processing and other pre- and post-close support.  In the United States, over 10.4 million people moved into or out of an owner-occupied residence in 2018, according to data published by the U.S. Census Bureau.

Based on current market information, sales of existing residential properties represent a large majority of home sales in the U.S. market. This provides our agents and brokers with greater opportunities to represent the buy or sell—and sometimes both—sides of a real estate transaction. In addition, we help our customers fulfill their needs by providing ancillary transaction related services. Our experienced agents and brokers are well suited to support these customers’ needs with a level of professionalism, knowledge and support as they endeavor on one of the largest transactions they will most likely experience.

Real Estate Industry Overview

We primarily operate in the U.S.  residential real estate market. Through our network of independent agents and brokers, we have brokerages in all 50 states in the U.S. residential real estate market, residential real estate markets in most of the Canadian provinces, and, to a lesser extent, in parts of the U.K. and Australia, where we launched operations in late 2019. As our principal operating market, the U.S. residential real estate market for existing homes accounted for approximately $1.5 trillion in transaction volume with 5.3 million homes sold in 2019 based on data released by the National Association of Realtors in 2020.

The overall health of the U.S. residential real estate market, including demand for homes, is driven largely by, among other factors, the inventory of existing homes, the affordability of housing, macroeconomic factors (e.g., U.S. Federal Reserve rates, unemployment rates, job growth, etc.), governmental policies (e.g., tax deduction and credits, regulatory initiatives, etc.), demographic trends (e.g., customer tastes and perceptions, buy versus rent preferences, income growth, marriage rates, etc.), mortgage rates and financing availability. Although the housing market in the U.S. is cyclical as evidenced most recently during the recession of the late 2000’s and subsequent recovery since 2012, we believe that the residential real estate market will continue to grow due to expected increases in the formation of new households and the relatively low interest rate environment incentivizing homebuying, as well as a robust level of homes available for purchase.

Residential real estate brokerage companies typically realize revenues in the form of a commission based on a percentage of the price of each home purchased or sold, which can vary based on industry standards, geographical location, and specific customer-agent negotiations, among other factors. Therefore, variability in the commissions earned in the real estate industry exists based on general economic and market factors, as well as price and volume of homes sold. When home prices and the volume of home sale transactions increase (decrease), commissions generally will also increase (decrease). However, we are positioned to earn commissions on either—or both—of the buy side or sell side of residential real estate transactions, as well as the ability to receive other fees for complimentary services provided during the close process.

Competition

We compete with local, regional, national and international residential real estate brokerages with respect to the sale of homes and to attract and retain agents, teams of agents, brokers and consumers—both home sellers and buyers. We compete primarily on the basis of our service, culture, collaboration, utilization of cloud-based systems and technologies that reduce costs, while providing relevant and substantial professional development opportunities for our agents and brokers with an opportunity to generate more business and participate in the growth of our company.

We believe that we are the only national real estate brokerage presently using a 3D immersive office environment in place of physical brick and mortar offices. Additionally, this innovative operational structure coupled with our distribution model allows us to effectively enter new markets with speed and flexibility and without much of the investment and cost associated with establishing a traditional brokerage. We also believe our compensation and incentive programs to attract and retain highly productive agents is one of the most compelling in the industry. As such, we believe that we are well-positioned in our competitive landscape.

Express Offers

In October 2019, we launched Express Offers, a new home-buying and selling platform for U.S. eXp Realty agents and their clients. This gives homeowners another option to sell their home quickly without the hassle of showings, staging and uncertainty.

Express Offers allows eXp Realty agents to submit homes on behalf of their clients to a number of institutional buyers who are interested in purchasing homes in a particular local market. For home sellers, their properties may qualify to be submitted to more than one buyer, yielding multiple cash offers.

Unlike other “iBuyer” experiences, Express Offers ensures a real estate agent is part of the transaction to assist the homeowner. When a homeowner expresses interest in selling their home with Express Offers, they are matched with a certified eXp Realty agent and receive a thorough disclosure that walks them through every detail of the process. eXp agents earn a percentage of the transaction fee each time that a buyer successfully closes a deal.  We believe that we operate the most agent-centric and homeowner beneficial offering in the nascent “iBuyer” market segment.

Software Development

Our Company continues to increase our investment in the development of our own cloud-based transaction processing platforms and further expand our products and service offerings. We continue to create process efficiencies and provide our agents and brokers with mobile applications designed to facilitate transactions in an efficient and consumer friendly way.  To further expand our products and service offerings, we offer an on-demand, home tour mobile application that enables home shoppers to request immediate access to properties exclusively to eXp Realty agents in certain markets.

Our operational model and growth strategies necessitate the internally-developed technologies used to support our operations now and in the future, as well as requires us to, at times, consider existing and emerging technology companies for acquisition, partnerships and other collaborative relationships.

Intellectual Property

Our cloud-based real estate brokerage is highly dependent on the proprietary technology that we employ and the intellectual property that we create. “eXp Realty” is one of our registered trademarks in the United States. We have also placed the marks “3D MLS”, “3D Listing Service” and “RE Tech Campus” on the United States Patent and Trademark Office’s Supplemental Register. We also own the rights to the domain names:  http://exprealty.com,  http://exprealty.ca,  http://exp-uk.co.uk, and http://expaustralia.com.au.

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

Seasonality of Business

Seasons and weather traditionally impact the real estate industry in the markets in which we operate.  Spring and summer seasons historically reflect greater sales periods, and, in turn, higher revenues and operating results in comparison to fall and winter seasons.

Government Regulation

We serve the residential real estate industry which is regulated by federal, state and local authorities as well as private associations or state sponsored associations or organizations. We are required to comply with federal, state, provincial, and local laws, as well as private governing bodies’ regulations, which combined results in a highly-regulated industry.

We are also subject to federal, state, and provincial regulations relating to employment, contractor, and compensation practices. Except for certain employees who have an active real estate license, virtually all real estate professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) moved authority to administer RESPA from the Department of Housing and Urban Development to the new Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act increased regulation of the mortgage industry, including but not limited to: (i) generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; (ii) enacting regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans and to protect consumers against unfair, deceptive and abusive practices; and (iii) establishing minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk. In February 2018, the CFPB released a five-year strategic plan indicating that the CFPB intends to continue to focus on protecting consumer rights while engaging in rulemaking to address unwarranted regulatory burdens. Under the current strategic plan, the CFPB would (i) provide “clear rules of the road” through rulemaking and amendments; (ii) foster a “culture of compliance” among businesses; (iii) engage in “vigorous enforcement”; and (iv) educate consumers to make the best financial decisions.  Additionally, in a recent regulatory agenda, the CFPB indicated that it planned to review “inherited regulations” to ensure “outdated, unnecessary, or unduly burdensome regulations” are addressed and modernized. As a result, the regulatory framework of RESPA applicable to our business may be subject to change. In addition, federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal laws and regulations applicable to our business include (i) the Federal Truth in Lending Act of 1969; (ii) the Federal Equal Credit Opportunity; (iii) the Federal Fair Credit Reporting Act; (iv) the Fair Housing Act; (v) the Home Mortgage Disclosure Act; (vi) the Gramm-Leach-Bliley Act; (vii) the Consumer Financial Protection Act; (viii) the Fair and Accurate Credit Transactions Act; (ix) the Telephone Consumer Protection

Act; and (x) state and federal laws pertaining to the privacy rights of consumers, which affects how we collect and use customer information, including solicitation of new clients.

Real Estate Regulation - State and Local Level

Real estate and brokerage licensing laws and requirements vary from state to state. In general, all individuals and entities lawfully conducting businesses as real estate brokers, agents or sales associates must be licensed in the state in which they carry on business and must at all times be in compliance.

Certain jurisdictions may require a person licensed as a real estate agent, broker, sales associate or salesperson, to be affiliated with a brokerage in order to engage in licensed real estate brokerage activities or allow the agent, broker, sales associate or salesperson to work for the public, another agent or broker, sales associate or salesperson conducting business on behalf of the brokerage, sponsoring agent, broker, sales associate or salesperson.

Engaging in the real estate brokerage business requires obtaining a real estate brokerage license.  In order to obtain this license, jurisdictions require that a member or manager be licensed individually as a real estate broker in that jurisdiction. This member or manager is responsible for supervising the licensees and the entity’s real estate brokerage activities within the state.

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

Third-Party Rules

Beyond federal, state and local governmental regulations, the real estate industry is subject to rules established by private real estate groups and/or trade organizations, including, among others, state and local Associations of REALTORS® (“AOR”), the National Association of Realtors® (“NAR”), and local Multiple Listing Services (“MLSs”). “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®.

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

Employees

We ended fiscal year 2019 with 634 full-time employees. Our employees are not members of any labor union, and we have never experienced business interruptions due to labor disputes.

Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We have successfully expanded our current management to retain skilled employees with experience relevant to our business and intend to continue with this initiative. Our management’s relationships with agents, brokers, technology providers, and customers will provide the foundation through which we expect to grow our business in the future. We believe the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Available Information

Our Company files annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Our Company maintains a website at www.expworldholdings.com. Our filings with the SEC, including without limitation, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available through a link maintained on our website under the heading “Investor Relations—SEC Filings.” Information contained on our website is not incorporated by reference into this report.

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

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Under auditing standards established by the U.S. Public Company Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

During its evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2019, management identified material weaknesses in internal control over financial reporting related to user access and program change-management over information technology and business process controls that are dependent on affected information technology general controls and implementing key components of the COSO framework including information and  communication, control activities and monitoring.

See Part II, Item 9 – “Controls and Procedures.”

While we are in the process of identifying and implementing remedial measures to address the control deficiencies that led to the material weaknesses, there can be no assurance that remedial measures will prevent other control deficiencies or material weaknesses. We may identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weaknesses or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC may be adversely affected. The occurrence of, or failure to remediate, the material weaknesses and any further material weaknesses in our internal control over financial reporting may result in material misstatements as well as negatively impact the reliability of our financial statements, our reputation, our business and the trading price of our common stock, potentially leading to the suspension of trading on or delisting of our common stock from the NASDAQ stock exchange.

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

We have experienced rapid and accelerating growth in our real estate broker and agent base. During the year ended December 31, 2019, our net agent and broker base grew by 63.3%, from 15,570 agents and brokers at December 31, 2018, to 25,423 agents and brokers at December 31, 2019. Because we derive revenue from real estate transactions in which our brokers and agents receive commissions, increases in our agent and broker base correlate to increases in revenues, and the rate of growth of our revenue correlates to the rate of growth of our agent and broker base. The rate of growth of our agent and broker base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry generally. We cannot assure you that we will be able to maintain our recent agent growth rate or that our agent and broker base will continue to expand in future periods. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our results of operations.

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

We may implement changes to our business model and operations to improve revenues that cause a disproportionate increase in our expenses or reduce profit margins. For example, we may allocate resources to acquiring lower margin brokerage models, the development of a mortgage servicing division, a commercial real estate division, a title and escrow company or a continuing education division. Expanding our service offerings could involve significant up-front costs that may only be recovered after lengthy periods of time. Any of these attempts to pursue new business opportunities could result in a disproportionate increase in our expenses and in reduced profit margins. In addition, any of these additional activities could expose us to additional compliance obligations and regulatory risks.

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

Currently, our cloud office adequately supports the needs of our agent population located across the markets we serve. We cannot guarantee that our cloud office platform will continue to support our agent population and meet our business needs as we grow. The effectiveness of our cloud office platform is tied to a number of variables at any given time including server capacity and concurrent users. In addition, the use of the cloud office platform, and the use generally of 3D immersive office environments as an acceptable substitute among agents and brokers for physical office locations is unproven. We cannot guarantee that industry rank and file will adopt or accept cloud-based 3D office environments as a substitute for a physical office environment in a sustainable, long-term manner.

We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business and growth strategy, we evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses as well as other real estate brokerages. If we are not able to integrate acquisitions, or execute on joint venture strategies, successfully, our operating results and prospects could be harmed.  Since 2018, we have acquired new technology and operations and entered into joint venture arrangements. We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. The success of our future joint venture strategies will depend on our ability to identify, negotiate, complete, and successfully manage joint ventures with other parties. In addition, acquisitions and joint ventures could cause potentially dilutive issuances of equity securities or incurrence of debt.

Acquisitions and joint ventures are inherently risky, and any we complete may not be successful. Any acquisitions and joint ventures we pursue would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations and technologies of the companies we acquire, including higher than expected integration costs and longer integration periods;
•	diversion of our management’s attention from normal daily operations of our business;
•	our inability to maintain the customers, key employees, key business relationships and reputations of the businesses we acquire;
•	our inability to generate sufficient revenue or business efficiencies from acquisitions or joint ventures to offset our increased expenses associated with acquisitions or joint ventures;
•

our responsibility for the liabilities of the businesses we acquire or gain ownership in through joint ventures, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition, or their infringement or alleged infringement of third party intellectual property, contract or data access rights prior to the acquisition;

•	difficulties in complying with new markets or regulatory standards to which we were not previously subject;
•

delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire or gain ownership in through joint ventures and increased risk that our internal controls will be ineffective;

•	operations in a nascent state depend directly on utilization by eXp Realty agents and brokers;
•	adverse effects of acquisition and joint venture activity on the key performance indicators we use to monitor our performance as a business; and
•

inability to fully realize intangible assets recognized through acquisitions or joint ventures and related non-cash impairment charges that may result if we are required to revalue such intangible assets.

Our failure to address these risks or any other challenges we encounter with our future acquisitions, joint ventures and investments could cause us to not realize all or any of the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business, which could negatively impact our operating results and financial condition.

We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of federal, state, county and foreign governmental authorities, or private associations and governing boards.

We operate in a heavily regulated industry subject to complex, federal, state, provincial and local laws and regulations within the markets in which we operate and third-party organizations’ regulations, policies and bylaws governing the real estate business.

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

As we expand our business into new markets, including the United Kingdom and Australia, we are subject to additional foreign governmental regulation. Ensuring compliance with these newly applicable laws could substantially increase our operating expenses. In addition, entry into these new markets exposes us to increased risk and liability. For example, the European Union’s General Data Protection Regulation (“GDPR”) confers significant privacy rights on individuals (including employees and independent agents), and materially increased penalties for violations. A violation of any of these applicable laws could have a material adverse effect on our business.

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

Except for our employed state brokers and commission only employees, all real estate professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the taxing authorities’ regulations and applicable laws regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any of our affiliated real estate professionals. Further, if legal standards for classification of real estate professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation and benefits structure for our affiliated real estate professionals in some or all of our markets, including by paying additional compensation or reimbursing expenses.

In the future we could incur substantial costs, penalties and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees, in defending future challenges by our affiliated real estate professionals to our employment classification or compensation practices.

Our international operations are subject to risks not generally experienced by our U.S. operations.

In addition to operating in Canada, in 2019 we expanded our business into Australia and the United Kingdom. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include:

•	fluctuations in foreign currency exchange rates;
•	exposure to local economic conditions and local laws and regulations;
•	employment laws that are significantly different that U.S. laws;
•	diminished ability to legally enforce our contractual rights and use of our trademarks in foreign countries;
•	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;
•	restrictions on the ability to obtain or retain licenses required for operations;
•	withholding and other taxes on third party cross-border transactions as well as remittances and other payments by subsidiaries;
•	onerous requirements, subject to broad interpretation, for indirect taxes and income taxes that can result in audits with potentially significant financial outcomes;
•	changes in foreign taxation structures;
•	compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act or similar laws of other countries;
•

uncertainties and effects of the implementation of the United Kingdom’s referendum to withdraw membership from the European Union (referred to as Brexit), including financial, legal and tax implications; and

•	regional and country specific data protection and privacy laws including the GDPR.

In addition, activities of agents and brokers outside of the U.S. are more difficult and more expensive to monitor and improper activities or mismanagement may be more difficult to detect. Negligent or improper activities involving our agents and brokers may result in reputational damage to us and may lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability which, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions.

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

The market for Internet products and services including, without limitation, 3D immersive experiences, virtual reality and augmented reality is characterized by rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements. The Company’s future success will depend in significant part on its ability to continually improve the performance, features and reliability of its Internet-based virtual environment, its tools and other properties in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in doing so. In addition, the widespread adoption of new virtual reality and augmented reality applications through new technology developments could require fundamental changes in the Company’s services.

Our value proposition for agents and brokers includes allowing them to participate in the revenues of our company and is not typical in the real estate industry. If agents and brokers do not understand our value proposition we may not be able to attract, retain and incentivize agents.

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

We offer our independent agents the opportunity to earn a portion of their commissions through our revenue share program which pays under a multi-tiered compensation structure similar in some respects to network marketing.  Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.

Various laws and regulations in the United States and other countries regulate network marketing. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Network marketing regulations are inherently fact-based and often do not include "bright line" rules. Additionally, we are subject to the risk that the regulations, or a regulator's interpretation and enforcement of the regulations, could change. From time to time, we have received requests to supply information regarding our revenue share plan to regulatory agencies. We could potentially in the future be required to modify our revenue sharing plan in certain jurisdictions in order to comply with the interpretation of the regulations by local authorities.

In the United States, the Federal Trade Commission (“FTC”) has entered into several highly publicized settlements with network marketing companies that required those companies to modify their compensation plans and business models. Those settlements resulted from actions brought by the FTC involving a variety of alleged violations of consumer protection laws, including misleading earnings representations by the companies' independent distributors, as well as the legal validity of the companies' business model and distributor compensation plans. FTC determinations such as these have created an ambiguity regarding the proper interpretation of the law and regulations applicable to network marketing companies in the U.S. Although a consent decree between the FTC and a specific company does not represent judicial precedent, FTC officials have indicated that the network marketing industry should look to these consent decrees, and the principles contained therein, for guidance. Additionally, following the issuance of these consent decrees, the FTC issued non-binding guidance to the network marketing industry, suggesting it was intending to reinforce the principles contained in the consent decrees and provide other operational guidance to the network marketing industry.

While we strive to ensure that our overall business model, and revenue share plan, are regulatory compliant in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.

We cannot predict the nature of any future law, regulation, or guidance, nor can we predict what effect additional governmental regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. Failure by us, or our independent agents, to comply with these laws, could adversely affect our business.

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

Hundreds of thousands of consumers, independent contractors, and employees have shared personal information with us during the normal course of our business processing real estate transactions. This includes, but is not limited to, social security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers, and email addresses.

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

We depend on the industry experience and talent of our current executives. We believe that our future results will depend in part upon our ability to retain and attract highly skilled and qualified management. The loss of our executive officers could have a material adverse effect on our operations because other officers may not have the experience and expertise to readily replace these individuals. To the extent that one or more of our top executives or other key management personnel depart from the Company, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to our business. The Company does not have any key person insurance.

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

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and foreign privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.

If we fail to protect the privacy and personal information of our customers, agents or employees, we may be subject to legal claims, government action and damage to our reputation.

To run our business, it is essential for us to store and transmit sensitive personal information about our customers, prospects, employees, and independent agents in our systems and networks. At the same time, we are subject to numerous laws, regulations, and other requirements that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices, and limit the use, disclosure, or transfer of personal data across country borders. Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers, and heightened compliance costs. These ongoing changes to privacy and cybersecurity laws also may make it more difficult for us to operate our business and may have a material adverse effect on our operations. For example, the European Union’s GDPR conferred new and significant privacy rights on individuals (including employees and independent agents), and materially increased penalties for violations. In the U.S., California enacted the California Consumer Privacy Act—which is expected to go into full effect in 2020—imposing new and comprehensive requirements on organizations that collect and disclose personal information about California residents. In March 2017, the New York Department of Financial Services’ cybersecurity regulation went into effect, requiring regulated financial institutions to establish a detailed cybersecurity program. Program requirements included corporate governance, incident planning, data management, system testing, vendor oversight, and regulator notification rules. Now, other state regulatory agencies are expected to enact similar requirements following the adoption of the Insurance Data Security Model Law by the National Association of Insurance Commissioners that is consistent with the New York regulation.

Any significant violations of privacy and cybersecurity could result in the loss of new or existing business, litigation, regulatory investigations, the payment of fines, damages, and penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.

In addition, while we disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time, we may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or state, national and international regulations.

The occurrence of a significant claim in excess of our insurance coverage in any given period could have a material adverse effect on our financial condition and results of operations during the period. In the event we or the vendors with which we contract to provide services on behalf of our customers were to suffer a breach of personal information, our customers and independent agents could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to Company policies and practices and such actions jeopardize any personal information.

In addition, concern among potential home buyers or sellers about our privacy practices could result in regulatory investigations, especially in the European Union as related to the GDPR. Additionally, concern among potential home buyers or sellers could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personal information.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

We are subject to risk of, and are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property, privacy, information security, data protection or law enforcement matters, tax matters, labor and employment, including claims challenging the classification of our agents and brokers as independent contractors and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes, and commercial arrangements. We are also subject to risk related to shareholder derivative actions, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including our agents, brokers, third-party service or product providers, and purported class action lawsuits.

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

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. At present, we are not involved in any material pending legal proceeding, and there are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to our interest.

Risk Related to Our Stock

Glenn Sanford, our Chairman and Chief Executive Officer, together with Penny Sanford, a significant shareholder, own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and they can take actions that may be adverse to the interests of our stockholders.

Glenn Sanford beneficially owns approximately 35% of our outstanding common stock as of December 31, 2019. Penny Sanford beneficially owns approximately 25% of our outstanding common stock as of December 31, 2019. In December 2017 Mr. Sanford and Ms. Sanford filed a Schedule 13D with the Securities and Exchange Commission (“SEC”) indicating that they had entered into an agreement to vote their shares as a group with respect to the election of directors and any other matter on which our shares of common stock are entitled to vote. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with a controlling stockholder group. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board and Directors, Mr. Sanford controls the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 220,000,000 shares of common stock, of which approximately 66.2 million shares were issued, and 65.2 million shares were outstanding as of December 31, 2019. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

The stock price of our common stock has been and likely will continue to be volatile and may decline in value regardless of our performance.

The market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control, including those described above and the following:

•	our operating and financial performance and prospects;
•	future sales of substantial amounts of our common stock in the public market, including but not limited to shares we may issue as consideration for acquisitions or investments;
•	housing and mortgage finance markets;
•	our quarterly or annual earnings or those of other companies in our industry;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	changes in recommendations or analysis of our prospects by securities analysts who track our common stock;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	actual or potential changes in laws, regulations and regulatory interpretations, including as a result of the 2017 Tax Act;
•	changes in interest rates;
•	changes in demographics relating to housing such as household formation or other consumer preferences toward home ownership;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	arrival and departure of key personnel;
•	adverse resolution of new or pending litigation or regulatory proceedings against us; and
•	changes in general market, economic and political conditions in the United States and global economies.

In addition, the stock markets have experienced periods of high price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies, including technology companies and real estate brokerages. Such price fluctuations can be unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.

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

The foregoing factors could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our common stock which, under certain circumstances, could reduce the market value of our common stock and our investors’ ability to realize any potential change-in-control premium.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our principal corporate office is located at 2219 Rimland Drive, Suite 301 in Bellingham, Washington where we lease an office space that expires on December 31, 2020. We also lease small office spaces in a number of regions in which we operate, in order to comply with regulatory and licensing requirements within those jurisdictions and, in certain instances, to provide office space to our managing brokers and drop-in space for our agents. In some of these instances, the managing brokers are financially responsible for a significant portion of the rental expense associated with a leased office space. We generally do not provide office space for the agents other than for drop-in service. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will be available for lease to meet future needs.

Item 3. LEGAL PROCEEDINGS

From time to time, we are involved in ordinary routine litigation incidental to the conduct of our business, including matters that may be certified as class or collective actions.  Additional information is described under “Legal proceedings” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and such information is incorporated herein by reference.

There are no legal proceedings pending or, to our knowledge, threatened that we believe could have a material adverse impact on our business, reputation, results of operations or financial condition.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Market operated by NASDAQ, Inc. under the trading symbol “EXPI”. As of February 20,  2020, there are 65,619,860 issued and outstanding shares of our common stock held by a total of approximately 17,900 stockholders of record.

Trading in our common stock quoted on the NASDAQ Global Market is often thin and is characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about repurchases of our common stock through the quarter ended December 31, 2019:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
10/1/19-10/31/19	384,423	8.52	384,423	4,013,293
11/1/19-11/30/19	289,163	9.84	289,163	1,159,526
12/1/19-12/31/19	284,106	11.56	284,106	47,867,875
Total	957,692	$9.97	957,692

(1)

On December 27, 2018 the Company announced that our board of directors approved a stock repurchase program authorizing us to purchase up to $25 million of our common stock.  The repurchase program began on January 2, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by its Board of Directors (the “Board”). The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and increase the authorization for the stock repurchase program from $25 million to $75 million of the Company’s common stock. The stock repurchase program is more fully disclosed in Note 12, Stockholders’ Equity, to our Consolidated Financial Statements.  As of December 31, 2019, we repurchased an aggregate of 2,743,637 shares of our common stock in the open market pursuant to our share repurchase program.

Item 6. SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data, which has been derived from the Consolidated Financial Statements for each of the five years in the period ended December 31, 2019.    The selected consolidated financial data presented below should be read in conjunction with our annual consolidated financial statements and accompanying notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this  report.

	Year Ended December 31,
	2019		2018		2017	2016		2015
Statement of Operations Data:
Revenue	$979,937,241		$500,147,681		$156,104,544	$53,555,725		$22,464,306
Total expenses	988,715,325		522,532,196		178,136,198	60,927,558		24,320,560
Operating loss	(8,778,084)		(22,384,515)		(22,031,654)	(7,371,833)		(1,856,254)
Other expense (income)	281,555		(31,959)		2,077	355		1,104
Income tax expense	496,981		77,800		97,234	42,528		103,069
Net loss	(9,556,620)		(22,430,356)		(22,130,965)	(7,414,716)		(1,960,427)
Net loss attributable to noncontrolling interest in subsidiary	28,906	(a)				29,801	(g)	21,526
Net loss attributable common shareholders of eXp World Holdings, Inc.	(9,527,714)		(22,430,356)		(22,130,965)	(7,384,915)		(1,938,901)

Net loss per share
Basic	(0.15)		(0.39)		(0.42)	(0.14)		(0.04)
Diluted	(0.15)		(0.39)		(0.42)	(0.14)		(0.04)
Weighted average shares outstanding
Basic	62,585,555		57,689,920		53,194,928	51,081,949		49,409,266
Diluted	62,585,555		57,689,920		53,194,928	51,081,949		49,409,266

	Year Ended December 31,
	2019		2018		2017	2016		2015
Operating Statistics
Brokerage Services
Close homesale sides (d)	135,322		74,678		25,299	8,560		3,812
Homesales volume (e)	$38,215,997,704		$19,844,237,031		$6,083,479,207	$1,994,624,240		$887,225,758
Average homesale price (f)	$282,407		$265,731		$240,463	$233,017		$232,745

	As of December 31,
Balance Sheet Data:	2019		2018		2017	2016		2015
Cash and cash equivalents	40,087,372		20,538,057		4,672,034	1,684,608		571,814
Total assets	96,452,379	(b)	55,846,028	(b)	14,637,131	6,104,047		1,256,716
Total liabilities (c)	44,324,500		25,866,399		10,376,460	3,577,021		664,210
Equity	52,127,879		29,979,629		4,260,671	2,527,026		592,506

(a)

As of December 2019, the Company entered into an agreement with First Cloud Investment Group, LLC and was determined to be the primary beneficiary. The Company consolidates First Cloud Investment Group, LLC and records a noncontrolling interest for the portion of equity not attributable to the Company.

(b)	Total assets include $10,607,800 of the acquired identifiable assets and goodwill resulting from the acquisition of substantially all of the assets of VirBELA.
(c)

Includes the long-term portion of future deliveries of the Company’s common stock valued at $832,946, calculated using a discount rate of 10% as consideration paid resulting from the acquisition of substantially all of the assets of VirBELA.

(d)	Represents homesales sides on either the “buy” side or the “sell” side of a homesales transaction.
(e)	Represents the volume of closed homesales transactions.
(f)

Represents the average selling price of closed homesales transactions. The Company calculates the average selling price by dividing the volume of closed homesale transactions by the number of closed homesale transactions.

(g)

As of December 31, 2016, the Company acquired previously outstanding noncontrolling interest in First Cloud Mortgage, Inc., resulting in a 100% interest. Upon obtaining 100% interest, the Company inactivated First Cloud Mortgage, Inc.

Homesale units and volume are used as key metrics to determine the Company’s growth and profitability. We compare this data to competitors and historical data to measure business strategies and enhance business practices.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of eXp World Holdings, Inc. (the “Holding Company”) and its subsidiaries (collectively, “we,” “us”, “our” or the “Company”) for the two-year period ended December 31, 2019. The following discussion should be read together with our consolidated financial statements and related notes included elsewhere within this report. The Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Statements” and “Item 1A. – Risk Factors” included elsewhere within this Annual Report on Form 10-K for a discussion of certain risks, uncertainties and assumptions associated with these statements.

OVERVIEW

MARKET CONDITIONS AND INDUSTRY TRENDS

Our business is dependent on the economic conditions within the markets for which we operate.  Changes in the economy can have a positive or negative impact on our business.  The economic conditions influencing the housing markets primarily include economic growth, interest rates, unemployment, consumer confidence, mortgage availability and supply and demand.

In periods of economic growth, demand typically increases resulting in increasing home sale prices.  Similarly, a decline in economic growth generally decreases demand.  Increasing interest rates and decreasing consumer confidence also generally decreases demand.  Additionally, regulations imposed by local, state and federal government agencies, and geopolitical instability, can also negatively impact the housing markets for which we operate.

According to the National Association of Realtors Summit in December 2019, home buyers continue to be sensitive to interest rates given the higher cost of homes.  Throughout 2019, homes sales increased as interest rates decreased.  Also throughout 2019, home ownership has continued to increase.  Economists have forecasted that interest rates will stay below 4% in fiscal 2020.  Homebuyer demand has increased substantially because of the low interest rate environment.  Buyers are still faced with low inventory and a competitive market, particularly for entry level and mid-market buyers.  With intensified competition, home prices will continue to increase, however this is offset by favorable interest rates.

As of December 31, 2019, we believe that these factors are generally favorable. However, significant changes to one or more of these drivers could cause the demand for housing to slow, negatively affecting all real estate brokerage firms, including eXp Realty.

Regardless of whether the housing market continues to grow or slows, the Company is positioned to leverage its low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

Home Inventory

According to National Association of Realtors (NAR), the inventory of existing homes for sale in the U.S. was 1.6 million as of January 2019 and decreased to 1.4 million at the end of December 2019 (preliminary).  As a result, inventory has decreased from 3.9 average months of supply as of January 2019 to 3.0 average months’ supply as of December 2019 (preliminary).

Mortgage Rates

According to the Federal Housing Finance Agency, mortgage rates on commitments for 30-year, conventional, fixed-rate mortgages averaged 3.9% for 2019 compared to 4.5% for 2018. Mortgage rates reached a high of 4.5% in January 2019.  Mortgage rates are forecasted to decrease to 3.8% for 2020 and increase to 4.1% in 2021. To the extent mortgage rates increase, consumers have financing alternatives such as adjustable rate mortgages or shorter-term mortgages which can be utilized to obtain a mortgage rate that is lower than a 30-year fixed-rate mortgage.

Housing Affordability Index

Also, according to the NAR, the composite housing affordability index increased to 163.8 for November 2019 (preliminary) from 153.9 for January 2019. The housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.  The favorable housing affordability index is due in part to favorable mortgage rate conditions and low overall unemployment.

Home Sales Transactions

According to the NAR, existing home sale transactions for December 2019 (preliminary) increased to 5.5 million compared to 4.9 million for January 2019.  During 2019, eXp Realty settled home sales units was 135,322 resulting in sales volume of $38.2 billion.   Our home sale transactions growth was directly related to the growth of our agent base, which increased 63.3% in 2019.

Existing Home Sales Price

Existing home sales average price for December 2019 (preliminary) was $274,500 compared to $249,300 in January 2019  During this same period, eXp Realty homes sales price averaged $289,849 in December 2019 compared to $266,059 in January 2019.

Continued Accelerated Growth

Our strength is attracting real estate agent and broker professionals that have contributed to our growth.  As of December 31, 2019, we have grown our agent and broker base 63.3% to 25,423 agents and brokers compared to 15,570 as of the December 31, 2018.

The following table sets forth the number of transactions, sales volume and commission revenue earned on real estate transactions:

Year Ended			Year Ended			Change
December 31, 2019			December 31, 2018
Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenues
135,322	$ 38,215,997,704	$ 979,937,241	74,678	$ 19,844,237,031	$ 500,147,681	60,644	$ 18,371,760,673	$ 479,789,560

We continue to increase our presence in the United States and Canada through the execution of our growth strategies.  And in the fourth quarter of 2019, we expanded operations to the United Kingdom and Australia. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. We can provide no assurance that the Company will be able to maintain our agent growth rate or that our agent and broker base will continue to increase in future periods.

Agent Ownership

The Company maintains an equity incentive program whereby agents and brokers of eXp Realty can become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under our equity incentive program, agents and brokers who qualify are issued shares of the Company’s common stock.

The Company also administers a program whereby agents and brokers can establish a direct ownership interest in the Company as a shareholder. Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock which is issued at a 20% discount to market on the date of issuance. In 2019, approximately 9,600 eXp Realty agents and brokers took advantage of this program resulting in the issuance of 3,801,603 shares of common stock. This agent equity program continues to be another element in creating a culture of agent-ownership.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Real Estate Cloud Brokerage

The Company announced its first international expansions outside of North America into Australia and the U.K. This is part of the Company’s initiative to operate as a Global Real Estate Cloud Brokerage. We look forward to our cloud campus being populated by real estate professionals from around the globe as they conduct business, collaborate with each other and develop meaningful personal and professional relationships across borders and cultures. In addition to these new countries, the Company continues to also focus on growth in the United States. We continue to expand in Canada, with recent openings in Saskatchewan, Newfoundland and Labrador, Quebec, and future openings planned in Novia Scotia throughout the rest of 2020.

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

This also ties into one of our core values, transparency. While we strive for high satisfaction, a low or trending lower NPS is equally important to identify. The Company’s fourth quarter cumulative agent NPS was 64. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in such parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

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

Equity

Our agent compensation plans represent a key lever in our strategy to attract and retain independent agents and brokers. The costs attributable to these plans are also a significant component of our commission structure and results of operations. Prior to 2020, we issued share-based compensation to our agents and brokers at a 20% discount, which will change to a 10% discount for issuances beginning in January 2020. Our operational strategy and the importance of the agent compensation plans to it have not changed, but the financial impact of the change in discount is expected to have a meaningful effect on our results of operations going forward.  Our stock repurchase program and agent growth incentive program are more fully disclosed in Note 12 – Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements.

Technology Products and Services

We continue developing the core VirBELA software platform and its underlying infrastructure to accommodate for the ever-increasing use and scale required to support our eXp Realty division. Also, we recently released a new product centered on the concept of an open campus whereby small and independent organizations may utilize sub spaces as part of a larger campus similar to collaborative environments that currently exist in the physical brick and mortar world. Lastly, we expect to continue to service existing and new business-to-business enterprise level contracts in the coming year.

Affiliated Services

Recent acquisitions and partnerships have allowed us to begin offering to customers more products and services complimentary to our real estate brokerage business. These affiliated services include mortgage origination, title, escrow and settlement services, which we can now provide as a more inclusive offering in addition to our brokerage services. We anticipate continued growth and investment in these service offerings in 2020; however, actual performance will depend directly on utilization by eXp Realty agents and brokers.

Results of Operations

Year ended December 31, 2019 vs. Year ended December 31, 2018

	Year End	Percentage of	Year End	Percentage of	Change
	December 31, 2019	Revenue	December 31, 2018	Revenue	Dollar	Percentage
Statement of Operations Data:
Revenue	$979,937,241	100.0%	$500,147,681	100.0%	$479,789,560	95.9%
Expenses:
Commission and other agent-related costs	895,881,750	91.4	459,715,836	91.9	436,165,914	94.9
General and administrative	89,035,059	9.1	59,854,742	12.0	29,180,317	48.8
Sales and marketing	3,798,516	0.4	2,961,618	0.6	836,898	28.3
Total expenses	988,715,325	100.9	522,532,196	104.5	466,183,129	89.2
Operating loss	(8,778,084)	(0.9)	(22,384,515)	(4.5)	13,606,431	60.8
Other expense (income)
Other expense (income), net	247,311	0.0	(31,959)	—	279,270	873.8
Equity in (earnings) losses of unconsolidated affiliates	34,244	0.0	—	—	34,244	100.0
Total other expense (income), net	281,555	0.0	(31,959)	—	313,514	(981.0)
Loss before income tax expense	(9,059,639)	(0.9)	(22,352,556)	(4.5)	13,292,917	59.5
Income tax expense	496,981	0.1	77,800	0.0	419,181	538.8
Net loss	$(9,556,620)	(1.0)%	$(22,430,356)	(4.5)%	$12,873,736	57.4%
Net loss attributable to noncontrolling interest	(28,906)	(0.0)	—	—	(28,906)	100.0
Net loss attributable to common shareholders of eXp World Holdings, Inc.	(9,527,714)	(1.0)	(22,430,356)	(4.5)	12,902,642	57.5
Adjusted EBITDA (1)	$12,650,107	1.3%	$2,409,857	0.48%	$10,240,250	424.9%
Net loss per share
Basic	$(0.15)		$(0.39)		$0.24	61.5%
Diluted	$(0.15)		$(0.39)		$0.24	61.5%
Weighted average shares outstanding
Basic	62,585,555		57,689,920
Diluted	62,585,555		57,689,920

(1) Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP.  For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measure.”

Revenue

Our total revenues were $979.9 million for the year ended December 31, 2019 compared to $500.1 million for the same period in 2018, an increase of $479.8 million, or 95.9%.  Total revenues increased primarily as a result of an increase in real estate brokerage commissions, which is directly related to our increase in agent count of 63.3% compared to the same period in 2018.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $895.9 million for the year ended December 31, 2019 compared to $459.7 million for the same period in 2018, an increase of $436.2 million, or 94.9%.  Commission and other agent related costs include sales commissions paid and are reduced by agent related fees. Commission and other agent related costs increased primarily as a result of an increase in settled real estate transactions and growth in our agent base.

General and Administrative Expense

General and administrative expenses were $89.0 million for the year ended December 31, 2019 compared to $59.9 million for the same period in 2018, an increase of $29.2 million or 48.8%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $24.3 million in compensation related expenses including salaries, contract labor, employee benefits, and payroll taxes and processing. These increases are a direct result of the Company’s increase in employee and agent count. Employees increased from 354 in 2018 to 634 in 2019, an increase of 79%. The Company’s agent base increased by 63.3%. Additionally, $3.2 million of the increase in general and administrative expenses is related to professional fees including accounting, legal, and other consulting. These increases are directly related to the Company’s continued revenue growth, international expansion and new business ventures.

Sales and Marketing

Sales and marketing expenses were $3.8 million for the year ended December 31, 2019 compared to $3.0 million for the same period in 2018, an increase of $0.8 million, or 28.3%.  Sales and marketing costs include lead capture costs and promotional materials. Sales and marketing expenses increased primarily as a result of an increase in lead capture costs of $0.7 million.

Other Income (Expense)

Other income (expense) includes amortization expense of the present value adjustment to our stock payable and start-up costs.  There were no significant changes in other income (expense) for the year ended December 31, 2019 compared to the same period in 2018.

Income Tax Benefit (Expense)

Income tax expense increased $0.4 million, or 539% ,for the year ended December 31, 2019 compared to the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Year ended December 31, 2019 vs. Year ended December 31, 2018

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations.  Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund our operations and capital expenditures, repurchase shares, and meet obligations as they become due,

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

We currently do not hold any bank debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would likely suffer. At December 31, 2019, our cash and cash equivalents totaled $40.1 million.  Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds.  We hold no marketable securities.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities.  The following table presents our net working capital as of ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018	Change
Current assets	$78,819,020	$42,326,727	$36,492,293
Current liabilities	(41,965,379)	(24,212,062)	(17,753,317)
Net working capital	$36,853,641	$18,114,665	$18,738,976

For the year ended December 31, 2019, net working capital increased $18.7 million, or 103%, compared to the comparable prior year period, primarily due to an increase in cash and cash equivalents of $19.5 million and commissions receivable of $8.6 million resulting from pending real estate transactions. In correlation to the number of pending real estate transactions, accrued expenses, which includes commissions payable and revenue share, increased $9.9 million.

Cash Flows

The following table presents our cash flows for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018	$ Change

Cash provided by operating activities	$55,186,432	$24,310,719	$30,875,713
Cash used in investment activities	(6,690,037)	(8,859,462)	2,169,425
Cash provided by (used in) financing activities	(24,568,707)	2,015,034	(26,583,741)

For the year ended December 31, 2019, cash provided by operating activities increased $30.9 million compared to the same period in 2018.  The change resulted primarily from the increased volume in our sales transactions, decrease in net losses, increase in customer deposits and participation by our agents and brokers in our Agent Equity Program and Agent Growth Incentive Program. See Note 12 – Stockholders’ Equity, of the Notes to the Consolidated Financial Statements, for further details related to this program.

For the year ended December 31, 2019, cash used in our investing activities decreased primarily due to lower cash used for business acquisitions of approximately $5.2 million compared to the prior year, partially offset by an increase of $2.9 million in capital expenditures. As we continue to develop and refine our cloud-based platforms and continue to accelerate our business in innovative ways, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

For the year ended December 31, 2019, the increase in cash flows used in financing activities primarily related to the repurchase of common stock in the amount of $27.1 million offset by $2.3 million in proceeds from exercise of options.  See Note 12 – Stockholders’ Equity, of the Notes to the Condensed Consolidated Financial Statements, for further details related to our Share Repurchase Program.

Outlook

As we continue to scale our Company in the future and increase market share, we aspire to realize gross margins at or near low double digits, resulting in Adjusted EBITDA margins in the lower single digits. Though we have reported decreasing gross margins over the last few fiscal years we expect to continue developing and offering additional services to our agents and brokers in addition to existing programs in an effort to increase margins. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA.

These operating ambitions are not forecasts and do not reflect our expectations, but rather are aspirational targets for future performance that may never be realized. These statements involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from those expressed in them. Factors include, among others, (i) changes in demand for the Company’s services and changes in consumer behavior; (ii) macroeconomic conditions beyond our control; (iii) the Company’s ability to effectively maintain its infrastructure to support its operations and initiatives; (iv) the impact of governmental regulations related to the Company’s operations; and other factors, as described in this Annual Report on Form 10‑K in Part II, Item 1A, “Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in the preparation of the statements. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the Consolidated Financial Statements.

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

Stock-based Compensation

Our stock-based compensation is comprised of agent growth incentive programs, agent equity program, and stock option awards. Our stock-based compensation is more fully disclosed in Note 12 - Stockholders’ Equity, to our Consolidated Financial Statements. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces recorded stock-based compensation for forfeitures when they occur.

Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition being met. The Company estimates the share-based liability based on estimated performance probabilities based on our most recent estimates on probable achievement of the performance measures established under the Agent Growth Incentive Program. These estimates calculated based on the agent’s historical performance for each award type.  Also, the requisite service period at the grant date of performance awards is estimated based on the probability of the period of time it will take an agent to meet the performance metric.  The value of the stock award is amortized over this period and recognized as stock compensation expense starting on the grant date.

Revenue Recognition

The Company generates substantially all of its revenue from real estate brokerage services and generates a de minimis portion of its revenues from software subscription and professional services.

Real Estate Brokerage Services

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing real estate transactions.  The Company is contractually obligated to provide services for the fulfillment of transfers of real estate between buyers and sellers.  The Company provides these services itself and controls the services necessary to legally represent the transfer of the real estate.  Correspondingly, the Company is defined as the Principal.  The Company, as principal, satisfies its obligation upon the closing of a real estate transaction.  As Principal, and upon satisfaction of our obligation, the Company recognizes revenue in the gross amount of consideration to which we expect to be entitled to.

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling and finding real estate.  Commissions earned on real estate transactions are recognized at the completion of a real estate transaction once we have satisfied our performance obligation. Agent related fees are currently recorded as a reduction to commissions and other agent related costs.

At each reporting period, we estimate revenue for closed transactions for which we have not yet received the closing documents due to timing of when a transaction settles. Additionally, provisions for anticipated differences between consideration due and amounts expected to be received are estimated and recorded, in most instances, as a reduction to revenue.

Software Subscription and Professional Services

The Company earns a de minimis amount of subscription revenue that is derived from fees from our customers to access the Company’s virtual reality software platform.  The terms of our subscriptions do not provide customers the right to take possession of the software.  Subscription revenue is generally recognized ratably over the contract term.

Professional services revenue is derived from implementation and consulting services.  Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method.

Software subscription and professional services revenue accounts for less than  1% of all revenue for the year ended December 31, 2019.

Accounts Receivable and Allowance for Doubtful Accounts

The majority of the Company’s accounts receivable is derived primarily from non-commission based fees. These accounts receivable are typically unsecured. The allowance for doubtful accounts is our estimate based identified potentially uncollectible amounts and consideration of historical experience of losses incurred. We periodically perform detailed reviews to assess the adequacy of the allowance. We exercise significant judgment in estimating the timing, frequency and severity of losses.

The Company typically does not experience material uncollectible accounts. However, future experience could materially differ from historical results and could have an adverse impact to the Company’s results of operations, financial condition, and cash flows.

Goodwill

We review goodwill for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the goodwill is below its carrying value. An impairment loss for goodwill would be recognized based on the difference between the carrying value and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate fair value method. The evaluation of goodwill for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP, including, but not limited to, economic, industry, and company-specific qualitative factors, projected future net sales, operating results, and cash flows. Although we currently believe the estimates used in the evaluation of goodwill are reasonable, differences between actual and expected net sales, operating results, and cash flows and/or changes in the discount rates used could cause these assets to be deemed impaired. If this were to occur, we would be required to record a non-cash charge to earnings for the write-down in the value of the goodwill, which could have a material adverse effect on our results of operations and financial position but not our cash flows from operations.

During the fourth quarter of 2019, we utilized a qualitative assessment of the fair value of goodwill. To perform this assessment, we identified and analyzed macroeconomic conditions, industry and market conditions, and company-specific factors. Taking into consideration these factors, we estimated the potential change in the fair value of goodwill compared with our most recent quantitative impairment test. As a result of the analysis performed, management believes the estimated fair value of the reporting unit continues to exceed its carrying value by a substantial margin and does not represent a more likely than not possibility of potential impairment. The goodwill analysis did not result in an impairment charge.

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

Litigation

We recognize expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs could have a material adverse impact on our results of operations and cash flow, if we were to become a party to a material legal action.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

NON-U.S. GAAP FINANCIAL MEASURES

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA, a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S.GAAP.

We define the non-U.S. GAAP financial measure of Adjusted EBITDA to mean net income (loss), excluding other income (expense), income tax benefit (expense), depreciation and amortization; stock-based compensation expense, and stock option expense.

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of stock and stock option expenses, provides a useful supplemental measure in evaluating the performance of our underlying operations and provides better transparency into our results of operations.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to Net Income (Loss), the closest comparable U.S. GAAP measure. Some of these limitations are that:

•

Adjusted EBITDA excludes stock-based compensation expense related to the Agent Growth Incentive Program and stock option expense, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and;

•

Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2019	2018
Net loss	$(9,556,620)	$(22,430,356)
Other (income) / expense	281,555	(31,959)
Taxes	496,981	77,800
Depreciation & Amortization	2,383,743	893,988
Stock compensation expense	13,958,951	19,053,478
Stock option expense	5,085,497	4,846,906
Adjusted EBITDA	$12,650,107	$2,409,857

The primary impact on Adjusted EBITDA is stock compensation expense. Stock compensation expense decreased $5.1 million and increased $8.1 million for the years ended December 31, 2019 and December 31, 2018, respectively. Stock compensation expense is affected by awards granted and/or awards forfeited throughout the year. Awards granted, issued and forfeited are more fully disclosed in Note 12, Stockholders’ Equity, of the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of eXp World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 12, 2020

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

eXp World Holdings, Inc.

Bellingham, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of eXp World Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2017 to 2019.

Salt Lake City, Utah

March 18, 2019

EXP WORLD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,087,372	$20,538,057
Restricted cash	6,987,076	2,502,591
Accounts receivable, net of allowance of $137,430 and $484,441, respectively	28,195,798	17,428,091
Prepaids and other assets	3,548,774	1,857,988
TOTAL CURRENT ASSETS	78,819,020	42,326,727
Property, plant and equipment, net	5,428,152	2,739,525
Operating lease right-of-use assets	1,264,215	—
Other noncurrent assets	15,756	—
Intangible assets, net	2,677,129	2,531,669
Goodwill	8,248,107	8,248,107
TOTAL ASSETS	$96,452,379	$55,846,028

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,592,894	$1,758,377
Customer deposits	6,987,076	2,502,591
Accrued expenses	31,034,315	18,976,435
Current portion of long-term payable	916,240	974,659
Current portion of lease obligation - operating lease	434,854	—
TOTAL CURRENT LIABILITIES	41,965,379	24,212,062

Long-term payable, net of current portion	1,529,506	1,654,337
Long-term lease obligation - operating lease	829,615	—
TOTAL LIABILITIES	44,324,500	25,866,399

Commitments and Contingencies (Note 15)

EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 66,199,308 issued and 65,273,944 outstanding at December 31, 2019, 60,609,102 issued and 60,609,102 outstanding at December 31, 2018	662	606
Additional paid-in capital	130,682,916	90,755,616
Treasury stock, at cost: 925,364 shares held at December 31, 2019	(8,623,212)	—
Accumulated deficit	(70,292,980)	(60,765,266)
Accumulated other comprehensive income (loss)	199,899	(11,327)
Total eXp World Holdings, Inc., stockholders' equity	51,967,285	29,979,629
Equity attributable to noncontrolling interest	160,594	—

TOTAL EQUITY	52,127,879	29,979,629
TOTAL LIABILITIES AND EQUITY	$96,452,379	$55,846,028

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2019	2018
Revenues	$979,937,241	$500,147,681

Expenses
Commissions and other agent-related costs	895,881,750	459,715,836
General and administrative	89,035,059	59,854,742
Sales and marketing	3,798,516	2,961,618
Total expenses	988,715,325	522,532,196

Operating loss	(8,778,084)	(22,384,515)

Other (income) expense
Other (income) expense, net	247,311	(31,959)
Equity in (earnings) losses of unconsolidated affiliates	34,244	—
Total other (income) expense, net	281,555	(31,959)

Loss before income tax expense	(9,059,639)	(22,352,556)

Income tax expense	496,981	77,800
Net loss	$(9,556,620)	$(22,430,356)

Net loss attributable to noncontrolling interest	28,906	—

Net loss attributable to eXp World Holdings, Inc.	$(9,527,714)	$(22,430,356)
Net loss per share
Basic	$(0.15)	$(0.39)
Diluted	$(0.15)	$(0.39)

Weighted average shares outstanding
Basic	62,585,555	57,689,920
Diluted	62,585,555	57,689,920

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	Year Ended
	December 31,
	2019	2018
Net loss	$(9,556,620)	$(22,430,356)
Less: Net loss attributable to noncontrolling interests	28,906	—
Consolidated net loss attributable to eXp World Holdings Inc.	$(9,527,714)	$(22,430,356)
Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	211,226	(19,781)
Comprehensive loss attributable to eXp World Holdings Inc.	$(9,316,488)	$(22,450,137)

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

							Accumulated		Total
	Common Stock		Treasury Stock		Additional	Accumulated	Other Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2017	54,962,535	$ 550	-	$ -	$ 36,848,041	$ (32,596,374)	$ 8,454	$ -	$ 4,260,671
Cumulative effect adjustment of the adoption of Accounting Standards Update 2018-07	-		-	-	5,738,536	(5,738,536)	-	-	-
Shares issued for acquisition	97,371	1	-	-	999,999	-	-	-	1,000,000
Exercise of options	2,594,050	25	-	-	2,015,009	-	-	-	2,015,034
Stock compensation expense	1,270,545	13	-	-	19,053,465	-	-	-	19,053,478
Stock option expense	-	-	-	-	4,846,906	-	-	-	4,846,906
Agent equity stock compensation expense	1,684,601	17	-	-	21,253,660	-	-	-	21,253,677
Foreign currency translation loss	-	-	-	-	-	-	(19,781)	-	(19,781)
Net loss	-	-	-	-	-	(22,430,356)	-	-	(22,430,356)
Balance, December 31, 2018	60,609,102	$ 606	-	$ -	$ 90,755,616	$ (60,765,266)	$ (11,327)	$ -	$ 29,979,629

Exercise of options	2,261,122	23	-	-	2,297,906	-	-	-	2,297,929
Stock compensation expense	1,345,754	13	-	-	13,208,990	-	-	-	13,209,003
Stock option expense	-	-	-	-	5,085,497	-	-	-	5,085,497
Agent equity stock compensation expense	3,801,603	38	-	-	37,767,813	-	-	-	37,767,851
Foreign currency translation gain	-	-	-	-	-	-	211,226	-	211,226
Repurchase of common stock	-	-	2,743,637	(27,056,136)	-	-	-	-	(27,056,136)
Retirement of treasury stock	(1,818,273)	(18)	(1,818,273)	18,432,924	(18,432,906)	-	-	-	-
Noncontrolling interest	-	-	-	-	-		-	189,500	189,500
Net loss	-	-	-	-	-	(9,527,714)	-	(28,906)	(9,556,620)
Balance, December 31, 2019	66,199,308	$ 662	925,364	$ (8,623,212)	$ 130,682,916	$ (70,292,980)	$ 199,899	$ 160,594	$ 52,127,879

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(9,556,620)	$(22,430,356)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation expense	2,057,242	869,657
Amortization expense - intangible assets	326,501	24,331
Amortization expense - long-term payable	139,723	21,196
Equity in loss of unconsolidated affiliates	34,244	—
Stock compensation expense	13,958,951	19,053,478
Stock option expense	5,085,497	4,846,906
Agent equity stock compensation expense	37,767,851	21,253,677

Changes in operating assets and liabilities:
Accounts receivable	(10,762,804)	(10,520,725)
Prepaids and other assets	(1,696,075)	(1,179,040)
Customer deposits	4,420,577	1,597,017
Accounts payable	1,412,829	608,935
Accrued expenses	11,301,702	10,165,643
Other operating activities	254	—
Long term payable	696,560
NET CASH PROVIDED BY OPERATING ACTIVITIES	55,186,432	24,310,719

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,000,037)	(2,134,462)
Acquisition of businesses, net of cash acquired	(1,500,000)	(6,725,000)
Intangible assets acquired	(140,000)	—
Other investing activities	(50,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(6,690,037)	(8,859,462)

FINANCING ACTIVITIES
Repurchase of common stock	(27,056,136)	—
Proceeds from exercise of options	2,297,929	2,015,034
Transactions with noncontrolling interests	189,500	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,568,707)	2,015,034

Effect of changes in exchange rates on cash, cash equivalents and restricted cash	106,112	(20,870)

Net change in cash, cash equivalents and restricted cash	24,033,800	17,445,421

Cash, cash equivalents and restricted cash, beginning of year	23,040,648	5,595,227
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$47,074,448	$23,040,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$129,725	$72,682

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Retirement of treasury stock	$18,432,924	$—
Lease liabilities arising from obtaining right-of-use assets	$1,524,242	$—
Intangible assets in accounts payable	$70,000	$—
Common stock issued for business acquisition	$—	$1,000,000
Liabilities incurred associated with business acquisition	$—	$4,107,800
Fixed asset purchases in accounts payable	$93,463	$86,946

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2019
(Expressed in U.S. dollars, except share and per share amounts unless otherwise noted)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (collectively with its subsidiaries, the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States, and most of the Canadian provinces. In the fourth quarter of 2019, the Company began operations in the United Kingdom (U.K.) and Australia.  The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of eXp World Holdings, Inc., its subsidiaries and those entities where we have greater than 50% ownership or where we exercise control over the operations. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation. See Note 5 – Variable Interest Entities.

Noncontrolling Interest

We have determined that one of our consolidated subsidiaries is a variable interest entity (“VIE”) and we have determined we are the primary beneficiary because we have a controlling financial interest, which includes both the power to direct the activities that most significantly impact the VIE and a variable interest that potentially could be significant to the VIE.  The noncontrolling interest balance is adjusted each period to reflect the allocation of net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interest, as shown in our Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income (Loss),  The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities which is attributable to the minority shareholders.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, legal contingencies, income taxes, revenue recognition, stock-based compensation, goodwill, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Reclassifications

The Company has reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation, specifically professional fees that were previously disclosed as its own line item that are now included in general and administrative expenses,  depreciation and amortization that were previously disclosed as one line item that are now disclosed separately in the Company’s Consolidated Statements of Cash Flows, payroll tax liabilities have been reclassed from other accrued expenses to payroll payable and vacation benefit liabilities have been reclassed from vacation payable to payroll payable in Note 10 – Accrued Expenses to our Consolidated Financial Statements.

Joint ventures

The Company has investments in joint ventures.  A joint venture is a contractual arrangement whereby the Company and other parties undertake an economic activity through a jointly controlled entity. Joint control exists when strategic, financial and operating policy decisions relating to the activities require the unanimous consent of the parties sharing control. Joint ventures are accounted for using the equity method and are recognized initially at cost. The Company recognizes its share of income and expenses and equity movement in the venture in proportion to its percentage of ownership. See Note 4 – Investment in Joint Venture for additional information.

Cash and cash equivalents

The Company considers all highly liquid investments with maturity when purchased of three months or less to be cash equivalents. From time to time, the Company’s cash deposits exceed federally insured limits. The Company has not experienced any losses resulting from holding deposits in accounts in excess of federal insurance limits.

Restricted cash

Restricted cash totaled $6,987,076 and $2,502,591 at December 31, 2019 and December 31, 2018, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown on the statement of cash flows.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$20,538,057	$4,672,034
Restricted cash	2,502,591	923,193
Total cash, cash equivalents, and restricted cash, beginning of period	$23,040,648	$5,595,227

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$40,087,372	$20,538,057
Restricted cash	6,987,076	2,502,591
Total cash, cash equivalents, and restricted cash, end of year	$47,074,448	$23,040,648

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released.  Once the cash transfers from escrow, the Company reduces the respective customers’ deposit liability.

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

Accounts receivable and allowance for doubtful accounts

The majority of the Company’s accounts receivable is derived from non-commission based technology fees. These accounts receivable are typically unsecured. The allowance for doubtful accounts is our estimate based on historical experience. The Company periodically performs detailed reviews to assess the adequacy of the allowance. The Company exercises significant judgment in estimating the timing, frequency and severity of losses.

The Company historically has not experienced material uncollectible accounts.  For the years ended December 31, 2019 and December 31, 2018, the allowance for uncollectible accounts is $137,430 and $484,441, respectively.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar and the functional currency of the Company’s foreign subsidiaries is the local currency of their country of domicile. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the consolidated statements of operations in other (income) expense, net. The Company does not employ any derivative or hedging strategy to offset the impact of foreign currency fluctuations.

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

Goodwill

Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination.  The Company evaluates goodwill for impairment annually in the fourth quarter.  Generally, this evaluation begins with a qualitative assessment to determine if the fair value of the reporting unit is more likely than not less than its carrying value.  The test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions.  In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.

The Company did not recognize impairment for the years ended December 31, 2019 and 2018.

 Intangible assets

The Company’s intangible assets are finite lived and consist primarily of trade name, technology and customer relationships. Each intangible asset is amortized on a straight-line basis over its useful life, ranging from three to 10 years.  The Company evaluates its intangible assets for recoverability and potential impairment, or as events or changes in circumstances indicate the carrying value may be impaired.

The Company did not recognize impairment for the years ended December 31, 2019 and 2018.

Software development costs

The Company capitalizes software development costs related to products to be sold, leased, or marketed to external users, and internal-use software.

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

Stock based compensation

Our stock-based compensation is comprised of agent growth incentive programs, agent equity program, and stock option awards. Our stock-based compensation is more fully disclosed in Note 12 - Stockholders’ Equity. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures.  The Company reduces recorded stock-based compensation for forfeitures when they occur.

Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition being met.

Revenue recognition

The Company generates substantially all of its revenue from real estate brokerage services and generates a de minimis portion of its revenues from software subscription and professional services.

Real Estate Brokerage Services

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing residential real estate transactions.  The Company is contractually obligated to provide services for the fulfillment of transfers of residential real estate between buyers and sellers.  The Company provides these services itself and controls the services necessary to legally transfer the residential real estate.  Correspondingly, the Company is defined as the principal.  The Company, as principal, satisfies its obligation upon the closing of a residential real estate transaction.  As principal, and upon satisfaction of our obligation, the Company recognizes revenue in the gross amount of consideration to which the Company expects to be entitled.

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling and finding residential real estate.  Commissions earned on real estate transactions are recognized at the completion of a residential real estate transaction once we have satisfied the performance obligation. Agent related fees are currently recorded as a reduction to commissions and other agent related costs.

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

Software subscription and professional services revenue accounts for less than 1% of all revenue for the year ended December 31, 2019.

The Company does not currently collect sales and use taxes on fees from agents and brokers and assumes responsibility to pay these costs to the appropriate taxing authorities.

Disaggregated revenue

The Company primarily operates as a real estate brokerage firm. The vast majority of our revenue is derived from providing a single service (real estate brokerage services) to purchasers and sellers of homes in the U.S. See Note 16 – Segment Information for details regarding segment and geographic information.

Management believes that no disaggregation of revenue from services to customers currently exists that would provide additional insight into the future recognition of revenue and cash flows.

 Advertising and marketing costs

Advertising and marketing costs are generally expensed in the period incurred. Advertising and marketing expenses are included in the sales and marketing expense line item on the accompanying consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company incurred advertising and marketing expenses of $3,798,516 and $2,403,941, respectively.

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities. For U.S. income tax returns, the open taxation years subject to examination range from 2011 to 2019.

Comprehensive loss

The Company’s only component of comprehensive loss are net losses and foreign currency translation adjustments.

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding plus, if dilutive, potential common shares outstanding during the period.  The Company does not pay dividends or have participating shares outstanding.

Recently Adopted Accounting Principles

Leases

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

The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach and elected the practical expedient to use the effective date of adoption as the application date for the leases whereby the prior periods were not restated.  There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. This standard did not have a material impact on the Company’s balance sheets or cash flows from operations and did not have a significant impact on the Company’s operating results. The most significant impact was the recognition of right-of-use (ROU) assets and lease obligations on the balance sheet upon adoption on January 1, 2019.

The Company elected to utilize the transition guidance accounting policy elections available including, not recording a ROU lease asset and lease obligation for short term leases, to not separate lease and non-lease components, and to apply a portfolio discount rate to all leases similar in nature and term.

With the adoption of ASU 2016-02, the Company determined if an arrangement is a lease at inception and performed a lease classification assessment. Based on this assessment, the Company concluded it only has operating leases. Leases are included in ROU lease assets, current portion of lease obligations, and long-term lease obligations on the Company’s balance sheet.  Certain arrangements previously considered leases under Topic 840 were determined to not be leases under Topic 842.  Lease expense for short-term leases that, at the commencement date have a lease term of 12 months or less, is recorded in the Company’s consolidated statements of operations as incurred.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease.  ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has determined to not separate lease components from non-lease components in the lease payments for its office space leases, which are currently the only leases the Company has under Accounting Standards Codification (“ASC”) 842 – Leases (“ASC 842”). The rate implicit in the lease was not readily determinable in the lease arrangements and as such, the Company used its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculated the rate utilizing rate information provided from our lenders based on a secured line of credit adjusted for the average lease term of three years.  The ROU lease asset also includes any lease payments made in advance and excludes lease incentives. The Company’s lease terms include options to extend the lease when it is reasonably certain that the Company will exercise its option. The Company evaluates renewal options quarterly for any changes in assumptions. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.  Refer to Note 14 - Leases for more information.

Intangibles

In January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350).  ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under ASU 2017-04, entities that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those entities. This ASU is effective in fiscal years beginning after December 15, 2019. Early adoption on a prospective basis is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company early adopted ASU 2017-04 effective January 1, 2019.  There were no significant adjustments to our financials or our disclosures under the new guidance.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740).  ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations and adds guidance to reduce complexity in accounting for income taxes.  ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted.  The Company is still assessing the amendments of ASU 2019-12 and the impact the amendments will have on the Company’s consolidated financial statements and related disclosures.

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

3.     ACQUISITIONS

VirBELA

On November 29, 2018, (the “Acquisition Date”), the Company and its subsidiary, eXp World Technologies, LLC (“Purchaser) acquired substantially all the assets of VirBELA, LLC (VirBELA), a California limited liability company. VirBELA provides a cloud-based environment focused on educational and innovative learning technologies to enhance global education experiences that empower individuals, teams, and organizations for clients in various industries. Its model allows for a level of engagement and participation that can typically only be achieved with face-to-face instruction. Its proprietary immersive 3D campus, which supports blended learning and big data assessment, is highly customizable to meet the branding and educational needs of clients. VirBELA developed the Company’s current cloud campus called eXp World, which provides 24/7 access to collaborative tools, training and socialization for the Company’s real estate agents and employees. The acquisition of VirBELA’s core group of products and services will allow eXp Realty to continue to accelerate its business in a sustainable and innovative way, which is consistent with our vision to expand the product offering to agents, teams and others who could benefit from their own, always available environments for collaboration.

The Company acquired the assets of VirBELA for a total purchase price of $10,607,800, consisting of cash of $7,000,000 and future payments of $3,607,800, that can be settled at the Company’s discretion with cash or through the issuance of shares of the Company’s common stock. A cash payment of $6,500,000 was paid at closing and 97,371 shares of the Company’s restricted common stock having a value of $1,000,000 was issued at closing.  On the acquisition date, the Company held $500,000 in accounts payable to secure the seller’s performance of certain post close obligations. During the first quarter of 2019, the seller performed its post close obligations and the $500,000 was paid to the seller. The remaining obligation will be paid in either cash or in the Company’s common stock, at its discretion, having a value of $1,000,000 on each of the first, second and third anniversaries of the Acquisition Date. The fair value of future payment obligations was $2,607,800 as of the Acquisition Date and is remeasured at each reporting period since the Company could issue a variable number of shares of common stock based on a fixed monetary amount. The discount of $392,200 will be amortized over the reporting periods using the effective interest method during fiscal years 2019, 2020 and 2021. For the period ended December 31, 2019, the discount amortization was $139,723.  As of December 31, 2019, long-term payables, net of current portion and current portion of long-term payable was $832,946 and $916,240, respectively

The following table shows the allocation of the purchase price of VirBELA to the acquired identifiable assets, and goodwill:

Accounts receivable	$4,273
Inventory	968
Fixed assets	23,452
Intangible assets	2,331,000
Goodwill	8,248,107
Total purchase price	$10,607,800

The Acquisition was accounted for using the acquisition method of accounting under which the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill. Goodwill generated from the Acquisition was primarily attributable to an assembled workforce and planned expansion of VirBELA into new markets.

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

4.     INVESTMENT IN JOINT VENTURE

During the quarter ended December 31,  2019, the Company, and its newly formed entity eXp Silverline Ventures, LLC entered into an agreement to purchase a 50% ownership interest in Silverline Title & Escrow, LLC (“Silverline”).  The remaining ownership interest is held by a third-party investment entity.

The purpose of the business of Silverline is to operate and manage a title agency that performs, among other functions, core title agent services (for which liabilities arises), including the evaluation of searches to determine the insurability of title, the clearance of underwriting objections, the actual issuance of polices on behalf of insurance companies, and, where customary, the issuance of title commitments and the conducting of title searchers.

The Company made an initial investment of $50,000 and the investment is accounted for under the equity method of accounting and reported as other noncurrent assets in the consolidated balance sheets.  As of December 31, 2019, the operations of Silverline are not material to the Company’s financial position or results of operations.

5.     VARIABLE INTEREST ENTITIES

First Cloud Investment Group, LLC (“First Cloud”), a Nevada limited liability company, holds investment and profit interests in IntroLend First Cloud, LLC “IntroLend First Cloud”), a Delaware limited liability company that provides mortgage origination for end-consumers.

During the quarter ended December 31, 2019, the Company made capital contributions in consideration for an ownership interest in First Cloud with the remaining ownership interest held by certain of our independent agents and brokers. First Cloud was organized for the purpose of managing IntroLend First Cloud, a wholly-owned indirect subsidiary of the Company. The Company will always retain at least 50% of the outstanding equity ownership units in First Cloud. During the start-up phase, eXp holds a greater than 50% interest in First Cloud. As eXp agents continue to invest in First Cloud, agents’ interests will increase until the interest for both eXp and agents equal 50%.

First Cloud is considered a VIE.

A company is deemed to be the primary beneficiary of a VIE and must consolidate the entity if the company has both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The Company has concluded that the Company is the primary beneficiary since the Company has the power to direct the activities of the entity and has an economic interest that will absorb the losses and/or receive benefits that could be significant to the VIE.  Accordingly, the Company consolidates the assets and liabilities and operating results in the consolidated financial statements.  The Company recognizes noncontrolling interest in the consolidated balance sheets.  The income or loss allocations reflected on the consolidated statement of operations may create volatility in the reported results of operations, including net losses attributable to common stockholders.

The financial information of First Cloud, which is included in the Company’s consolidated balance sheet and the consolidated statement of operations for the period of ownership is presented below. As of December 31, 2019, the operations of First Cloud are not material to the Company’s financial position or results of operations.

As of
December 31, 2019
Assets
Cash	$424,407
Prepaid expenses	368
Security deposits	1,600
Total assets	$426,375

Liabilities & Equity
Membership interests payable	$45,500
Accounts payable	14,735
Total liabilities	$60,235

Equity	$
Members equity	474,500
Current year profit (loss)	(108,360)
Total equity	$366,140

Total liabilities & equity	$426,375

Year Ended December 31, 2019

Revenues	$21,600

Expenses	129,960

Net loss	$(108,360)

6.     FAIR VALUE MEASUREMENT

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 2019 and 2018:

	December 31, 2019

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$18,280,779	$18,280,779	$—	$—
Total Assets	$18,280,779	$18,280,779	$—	$—

	December 31, 2018

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,051,662	$8,051,662	$—	$—
Total Assets	$8,051,662	$8,051,662	$—	$—

There have been no transfers between Levels 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the period presented.

7.     PREPAIDS AND OTHER ASSETS

Prepaids and other assets consisted of the following:

	As of December 31,
	2019	2018
Prepaid expenses	$1,729,540	$1,070,064
Prepaid insurance	954,231	706,435
Rent deposits	73,485	51,113
Other assets	791,518	30,376
	$3,548,774	$1,857,988

8.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2019	2018
Computer hardware and software	$8,431,195	$3,925,129
Furniture, fixture and equipment	20,480	5,910
Total depreciable property and equipment	8,451,675	3,931,039
Less: accumulated depreciation and amortization	(3,377,807)	(1,320,103)
Depreciable property, net	5,073,868	2,610,936
Assets under development	354,284	128,589
Property, plant and equipment, net	$5,428,152	$2,739,525

Depreciation expense for the years ended December 31, 2019 and 2018 was $2,057,242, and $869,657 respectively.

9.     GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were:

	As of December 31,
	2019	2018
Goodwill	8,248,107	$—
Acquisitions/(Impairment)	—	8,248,107
Total goodwill	8,248,107	$8,248,107

Our goodwill was recorded in connection with the acquisition of VirBELA in November 2018 and represents fair value as of the acquisition date. The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred that indicated it was more likely than not that our goodwill was impaired.

Definite-Lived intangible assets were as follows:

	As of December 31, 2019
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$1,169,000	$(126,642)	$1,042,358
Existing technology (1)	558,961	(98,884)	460,077
Non-competition agreements	125,000	(45,139)	79,861
Customer relationships	740,000	(80,167)	659,833
Software	225,000	—	225,000
Licensing agreement	210,000	—	210,000
Total	$3,027,961	$(350,832)	$2,677,129

	As of December 31, 2018
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$1,169,000	$(9,742)	$1,159,258
Existing technology	297,000	(4,950)	292,050
Non-competition agreements	125,000	(3,472)	121,528
Customer relationships	740,000	(6,167)	733,833
Software	225,000	—	225,000
Total	$2,556,000	$(24,331)	$2,531,669

(1)	Includes capitalized software development costs and acquired technologies from the VirBELA asset purchase.

Amortization expense for definite-lived intangible assets was $326,501 in 2019 and $24,331 in 2018.

As of December 31, 2019, expected amortization related to definite-lived intangible assets will be:

Expected amortization
2020	506,787
2021	740,072
2022	193,829
2023	297,850
2024 and thereafter	938,591
Total	$2,677,129

10.     ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2019	2018
Commissions payable	$26,029,987	$16,368,811
Payroll payable (1)	1,200,788	2,012,712
Taxes payable	1,205,372	217,820
Stock liability awards	749,958	—
Other accrued expenses	1,848,210	377,092
	$31,034,315	$18,976,435

(1)

Certain amounts have been reclassed from prior year presentation in the accrued expenses table above.  Specifically, $204,295 of payroll tax liabilities have been reclassed from other accrued expenses to payroll payable and $690,587 of vacation benefit liabilities have been reclassed from vacation payable to payroll payable.

11.     DEBT

The Company cancelled its $1,000,000 line of credit in May 2019 that was scheduled to mature in August 2019, as the Company had not had any borrowings against the line of credit.

12.     STOCKHOLDERS’ EQUITY

As of December 31, 2019, the Company had 66,199,308 shares of common stock issued and 65,273,944 shares outstanding.  As of December 31, 2018, the Company had 60,609,102 shares of common stock issued and outstanding.

Our shareholder approved equity plans described below are administered under our 2013 Stock Option Plan and our 2015 Equity Incentive Plan. The purpose of the equity plans is to retain the services of valued employees, directors, officers, agents, and consultants and to incentivize such persons to make contributions to our company and motivate excellent performance.

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of common stock. If such an election is made, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable. The shares are issued at a 20% discount to market on the date of issuance. Prior to 2020, we recognized a 20% discount on these issuances as an additional cost of sales charge during the periods presented.  Beginning in January 2020, the Company amended the Agent Equity Plan and changed the discount on issued shares from 20% to 10% .

During the years ended December 31, 2019 and 2018, the Company issued 3,801,603 and 1,684,601 shares, respectively, of common stock to agents and brokers for total consideration of $37,767,851 and, $21,253,677, respectively for the settlement of commissions payable, inclusive of the 20% discount.

Agent Growth Incentive Program

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. The incentive program encourages greater performance and awards agents with common stock based on achievement of performance milestones.  Awards typically vest after performance benchmarks are reached and three years of subsequent service is provided to the Company.

In January 2019, the Company amended the Agent Growth Incentive Program. The amendment changed the share-based performance awards from a fixed-share amount to a fixed-dollar amount of shares based on the achievement of performance metrics. The performance metrics did not change under the amended program.  The recognition of the award depends on which performance metric is achieved and the number of shares granted is calculated based on the fixed dollar amount of the respective award and the stock price on the last day of the month in which the agent achieves the performance metric. Once it is probable an agent will reach the performance metric, the award is recognized as a liability.  Since the Company’s obligation on the grant date is based on a fixed monetary amount that will be settled with a variable number of shares upon achievement of the performance condition, ASC 480 – Distinguishing Liabilities from Equity requires these awards to be classified as liabilities until the number of shares to be issued becomes fixed. The awards become fixed once the performance metric is achieved. The share price on the last day of the month the performance metric is met is used to calculate the number of shares to be awarded. Upon achievement of the performance metric, the award is no longer considered a liability and is reclassified from a liability to equity.

For the year ended December 31, 2019, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $13,299,784.  Of this amount, $900,535 is attributable to the liability classified Agent Growth Incentive Program awards. The entire stock compensation expense related to the Agent Growth Incentive Program is included in general and administrative expense in the consolidated statement of operations.

The following table illustrates changes in the Company’s stock compensation liability during the year ended December 31, 2019:

Stock Compensation Liability Activity	Amount
Balance, December 31, 2018	$-
Estimated stock awards	900,535
Stock awards reclassified from liability to equity	(623,533)
Balance, December 31, 2019	$277,002

As of December 31, 2019, the Company had 1,866,483 unvested common stock awards and unrecognized compensation costs totaling $19,934,606 attributable to stock awards where the performance metric has been achieved and the number of shares awarded are fixed. The cost is expected to be recognized over a weighted average period of 1.69 years.

The following table illustrates the Company’s stock activity for the Agent Growth Incentive Program for stock awards where the performance metric has been achieved for the following periods:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2017	3,059,065	$7.60
Granted	2,380,100	11.59
Vested and issued	(889,769)	12.16
Forfeited	(676,519)	4.05
Balance, December 31, 2018	3,872,877	$11.63
Granted	1,687,457	9.23
Vested and issued	(1,494,633)	11.21
Forfeited	(677,592)	3.39
Balance, December 31, 2019	3,388,109	$11.04

Stock Option Awards

The fair value of the options issued was calculated using a Black-Scholes-Merton option-pricing model with the following assumptions:

Assumptions:	Year Ended December 31, 2019
Expected term	5 - 6.25 years
Expected volatility	91.04% - 127.93%
Risk-free interest rate	1.48% - 2.70%
Dividend yield	- %

During the year ended December 31, 2019, the Company granted 776,746 stock options to employees with an estimated grant date fair value of $6,494,211.

The following table illustrates the Company’s stock option activity for the following periods:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance, December 31, 2017	10,873,292	$1.50	$5.08	6.65
Granted	870,000	10.86	(3.78)	9.34
Exercised	(2,594,050)	0.78	11.90	—
Forfeited	(451,629)	3.03	9.59	—
Balance, December 31, 2018	8,697,613	$2.08	$5.00	6.07
Granted	776,746	9.44	0.64	9.52
Exercised	(2,261,122)	1.02	8.56	—
Forfeited	(437,881)	7.94	2.45	—
Balance, December 31, 2019	6,775,356	$2.90	$8.43	5.59
Exercisable at December 31, 2019	5,368,458	1.37	9.96	4.71
Vested at December 31, 2019	5,460,777	$1.48	$9.85	4.78

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period.  As of December 31, 2019, unrecognized compensation cost associated with options to purchase common stock was $10,655,374, that is expected to be recognized over a weighted-average period of approximately 2 years.

Stock Repurchase Plan

On December 27, 2018 the Company announced that our board of directors (“the Board”) approved a stock repurchase program authorizing us to purchase up to $25,000,000 of our common stock.  Purchases under the repurchase program may be made in the open market or through a 10b5-1 plan and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.   The timing and number of shares repurchased depends upon market conditions. The repurchase program does not require the Company to acquire a specific number of shares.  The cost of the shares that are repurchased is funded from available working capital.

The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019 the Company under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019.  On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and increase the authorization for the stock repurchase program from $25 million to $75 million of the Company’s common stock.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. During the year ended December 31, 2019 the Company repurchased 2,743,637 shares of common stock at a total cost of $27,056,136. These shares are considered issued but not outstanding.

In December 2019, the Company’s Board of Directors approved the retirement of the Company’s common stock related to repurchases made during 2019. On December 31, 2019 the Company retired 1,818,273 of common stock available in treasury valued at $18,432,924.

13.     INCOME TAXES

The components of the provision for income tax expense are as follows:

	Year Ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	319,978	77,494
Foreign	261,549	306
	581,527	77,800
Deferred
Federal	17,542	—
State	14,948	—
Foreign	(117,036)	—
	(84,546)	—
Total provision (benefit) for income taxes	$496,981	$77,800

The Company is subject to United States federal and state income taxes at an approximate rate of 24.58%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2019	2018
Statutory tax rate	21.00%	21.00%
State taxes	0.35%	4.02%
Permanent differences	(3.85)%	(0.57)%
Unrecognized tax benefit	(0.67)%	—%
Share-based compensation	11.51%	(10.46)%
Foreign tax rate differential	(1.68)%	(0.10)%
Valuation allowance	(140.59)%	(15.43)%
Prior year true up items	109.08%	—%
Other net	(0.65)%	1.19%
Total	(5.50)%	(0.35)%

Deferred tax assets consist of the following at:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$12,789,390	$6,186,379
Temporary differences	435,559	598,732
Lease liability	310,792	—
Share-based compensation	6,455,843	228,989
Total gross deferred tax assets	$19,991,584	$7,014,100
Deferred tax liabilities:
Property and equipment	(145,526)	(439,388)
Intangibles/Goodwill	(179,619)	—
Right of use lease asset	(310,730)	—
Valuation allowance	(19,271,163)	(6,574,712)
Net deferred tax assets	$84,546	$—

At December 31, 2019, the Company had federal and state net operating losses of approximately $48.1 million and $37.5 million, respectively, which could be subject to certain limitations under section 382 of the Internal Revenue Code. Out of the federal net operating loss, approximately $8.7 million will carry forward 20 years and can offset 100% of future taxable income; and $39.4 million carries forward indefinitely and can offset 80% of taxable income. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions. As of December 31, 2019, the Company conducted an IRC Section 382 analysis with respect to its net operating loss carryforwards and determined there was an insignificant limitation.

The Company has provided a valuation allowance at December 31, 2019 and 2018 of $19,271,163 and $6,574,712, respectively, for its net deferred tax assets as it cannot conclude it is more likely than not all of the estimated net deferred tax assets will be realized. The valuation allowance increased by $12,696,451 and increased by $3,474,318 during the years ended December 31, 2019 and 2018, respectively.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to various foreign countries. As of December 31, 2019, the undistributed earnings of the Company’s foreign subsidiaries were immaterial.

As of December 31, 2019, the Company maintains liabilities for uncertain tax positions.  These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information.  A reconciliation of the beginning and ending amount of gross unrecognized benefits is as follows:

Year Ended December 31,
	2019	2018

Unrecognized tax benefits - beginning of year	$-	$-
Gross increase for tax positions of prior years	53,699	-
Gross decrease for federal tax rate change for tax positions of prior years	-	-
Gross increase for tax positions of current year	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits - end of year	-	-
	$53,699	$-

The unrecognized tax benefits relate primarily to state taxes. As of December 31, 2019, the total amount of unrecognized tax benefits that would affect the Company effective tax rate, if recognized, is $60,685.  The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2019, the Company accrued interest or penalties related to uncertain tax positions in the amount of $6,986.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.  Because the Company has net operating loss carryforwards, there are open statues of limitations in which federal, state and foreign taxing authorities may examine the Company's tax returns for all years from December 31, 2011 through the current period.

14.     LEASES

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

Operating Leases

The Company’s lease portfolio consists of office leases with lease terms ranging from less than one year to seven years, with the weighted average lease term being three years.

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

As of December 31, 2019, maturities of the operating lease liabilities by fiscal year were as follows:

Year ending December 31,
2020	$474,579
2021	377,930
2022	318,326
2023	182,269
2024	5,388
Thereafter	6,286
Total lease payments	$1,364,778
Less: interest	(100,309)
Total operating lease liabilities	$1,264,469

Included below is other information regarding leases for the year ended December 31, 2019.

Year Ended
December 31, 2019
Other information
Operating lease expense	$249,208
Short-term lease expense	$26,852
Cash paid for operating leases	$249,462
Weighted-average remaining lease term (years)– operating leases (1)	3
Weighted-average discount rate – operating leases	4.85%

(1)

The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option.  Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

Rent expense is recorded in General and Administrative expense in the consolidated statements of operations.

Information as Lessee under ASC 840 -2018

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, future minimum lease payments under ASC 840 for operating leases were as follows:

Year ending December 31,
2019	$451,710
2020	420,518
2021	237,142
2022	42,532
2023 and thereafter	4,134
Total	$1,156,036

15.     COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against us that could have a material adverse effect on our business, reputation, results of operations or financial condition. Such litigation may include, but is not limited to, actions or claims relating to sensitive data, including our proprietary business information and intellectual property and that of our clients and personally identifiable information of our employees and contractors, cyber-attacks, data breaches and non-compliance with our contractual or other legal obligations.

There are no matters pending or, to our knowledge, threatened that are expected to have a material adverse impact on our business, reputation, results of operations or financial condition.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

16.     SEGMENT INFORMATION

Historically, management has not made operating decisions and assessed performance based on geographic locations.  Rather, the chief operating decision maker makes operating decisions and assesses performance based on the products and services of our identified operating segments.  While management does consider real estate and brokerage services,  the acquired technology and affiliated services provided to be identified operating segments, the profits and losses and assets of the acquired technology and affiliated series are not material.

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage.  The real estate brokerage business represents 99.9% and 95.8% of the total revenue and total assets, respectively, of the Company as of December 31, 2019.

In November 2018, the Company acquired substantially all of the assets of VirBELA, a virtual reality software platform.  The Company offers software subscriptions to customers to access our virtual reality software platform.  Additionally, the Company offers professional services for implementation and consulting services.  However, as VirBELA is still primarily used as an internal resource for our operations, the operations and assets of VirBELA are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through our First Cloud and eXp Silverline ventures are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total, loss or total assets as of December 31, 2019.

The Company aggregates the identified operating segments for reporting purposes.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the fourth quarter, the Company expanded operations into the UK and Australia.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities.  For the year ended December 31, 2019, approximately 3% of the Company’s total net revenue was generated outside of the U.S. Assets held outside of the U.S. as of December 31, 2019 and 2018 were 9% and 3%, respectively.

The Company’s technology services and affiliated services are currently provided only in the U.S.

17.     DEFINED CONTRIBUTION SAVINGS PLAN

During the year ended December 31, 2018, the Company established a defined contribution savings plan to provide eligible employees with a retirement benefit that permits eligible employees the opportunity to actively participate in the process of building a personal retirement fund. The Company sponsors the defined contribution savings plan. In 2019 the Company began matching a portion of contributions made by participating employees. The Company's cost for contributions to this plan was $654,038 and zero for the years ended December 2019 and 2018, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 pursuant to Rule 13a‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 due to the material weaknesses described below. Additionally, the material weaknesses did not result in any restatements of our consolidated financial statements or disclosures for any prior period. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report, which is included below.

Notwithstanding the material weaknesses, management has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows of the Company for the periods presented in conformity with U.S. GAAP.

Material Weaknesses

General Information Technology Controls (GITCs) - We identified a material weakness related to GITCs in certain areas related to user access and program change-management over information technology (IT) systems utilized by the Company. Some of our business process controls (automated and manual) are dependent on the affected GITCs they too were deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation; insufficient testing of changes; lack of training for our personnel on the importance of GITCs; and a lack of access control considerations in the design of the systems that could impact internal control over financial reporting.

Information and Communication, Control Activities and Monitoring – The Company also identified that it did not fully implement key components of the COSO framework, including control and monitoring activities relating to: (i) providing oversight over the system of internal control, (ii) overseeing the nature and scope of monitoring activities and management's evaluation and remediation of deficiencies, (iii) using appropriate processes and technology to assign responsibility and segregate duties as necessary, (iv) maintaining quality through processing, and (v) attracting, developing, and retaining sufficient and competent personnel to support the achievement of internal control objectives.

The Company’s independent registered public accounting firm, Deloitte and Touche LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and expressed an adverse opinion, which appears below here in Item 9 of this Form 10-K.

Planned Remediation Actions:

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively in addition to implementing new monitoring controls to help mitigate the risks associated with the ineffective GITCs. The remediation actions include: (i) establishing an internal audit team to support the Company’s entire control environment and its ongoing internal controls development and monitoring; (ii) creating and filling an IT compliance oversight function; (iii) educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting; (iv) developing and maintaining documentation underlying GITCs to promote knowledge transfer upon personnel and function changes; (v) developing enhanced controls and reviews related to changes in IT systems; (vi) performing an in-depth analysis of who should have access to perform key functions within the system that impact financial reporting and redesigning aspects of the system to better allow the access rights to be implemented; and (vii) adding additional manual controls to monitor information and data produced by the system to help mitigate the risks associated with ineffective GITCs.

We believe that these actions will remediate the material weaknesses. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Material Weaknesses Previously Identified

We previously reported material weaknesses in our Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Reports on Form 10-Q for the quarters during the subsequent period through September 30, 2019.  The control activity material weakness previously reported was that we did not have effective business processes and controls as well as resources with adequate training and support to conduct an effective review of manual reconciliations including the complex data feeds into the reconciliations of high-volume transactions.

To address the previously disclosed material weakness described above, we re-designed the transaction settlement process and controls related to the processing of our high-volume of transactions. We also hired additional personnel to review the transactions and managers to provide oversight and provided additional training to personnel involved with these business processes and the related control activities. Lastly, we implemented a new monitoring control to help ensure the impact of any adjustments to recorded transactions are reflected in the financial statements.

While we have made progress on the remediation of the control activity material weakness, such control activity has some dependency on GITCs and therefore has not been fully remediated as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of eXp World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 12, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management’s Report on Internal Control Over Financial Reporting:

General Information Technology Controls (GITCs): The Company did not have effective controls designed to assess logical access and program change-management over information technology (IT) systems. As a result of these deficiencies, the related process-level manual and automated application controls that rely on information from the affected IT systems were also ineffective.

Information and Communication, Control Activities and Monitoring: The Company also identified that it did not fully implement key components of the COSO framework, including information and communication, control and monitoring activities relating to: (i) providing oversight over the system of internal control, (ii) overseeing the nature and scope of monitoring activities and management’s evaluation and remediation of deficiencies, (iii) using appropriate processes and technology to assign responsibility and segregate duties as necessary, (iv) maintaining quality through processing and (v) attracting, developing, and retaining sufficient and competent personnel to support the achievement of internal control objectives.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California

March 12, 2020

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

			Date First Elected
Name	Position	Age	or Appointed
Glenn Sanford	Chairman, Chief Executive Officer, Treasurer, Secretary, and Director	53	March 12, 2013
Jason Gesing	Chief Executive Officer, eXp Realty, and Director	46	September 27, 2014
Jeff Whiteside	Chief Financial Officer	56	November 1, 2018
Eugene Frederick	Director	64	April 7, 2016
Randall Miles	Director	63	July 20, 2016
Darren Jacklin	Director	47	May 22, 2014
Susan Truax	Director	54	August 9, 2017
Dan Cahir	Director	37	November 29, 2018

Business Experience

The following is a brief description of the business experience and education of each director and executive officer during at least the past five years, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Glenn Sanford has served as our Chief Executive Officer and Director since March 12, 2013. Since 2002, Mr. Sanford has been actively involved in the online real estate space. In early 2007, Mr. Sanford launched eXp Realty, LLC and grew the Company to three offices and into two states. After the decline in the real estate market in 2008, Mr. Sanford and his executive team rewrote the entire business model to reduce costs and provide consumers with more information and access than ever before. In October 2009, eXp Realty International, Inc. was launched as the first truly cloud-based national real estate brokerage which meant giving up the traditional brick and mortar environment and moving to a fully-immersive 3D virtual office environment where agents, brokers and staff collaborate across borders while learning and transacting business from anywhere in the world.  Since that time eXp World Holdings Inc. has quickly grown throughout the United States and Canada.

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

Jason Gesing joined the Company in March 2010 and was appointed Chief Business Development Officer in September 2012, a position he held until June 2014. From June 2014 through September 2016, Mr. Gesing served as the Corporation’s President. And from September 2016 through August 2018, Mr. Gesing served as Chief Executive Officer of our Real Estate Brokerage Division. Mr. Gesing currently serves as Chief Executive Officer of eXp Realty. With over a decade of experience in real estate in various capacities, Mr. Gesing holds broker’s license in Massachusetts.

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

Dan Cahir was appointed as an independent director of the Company on November 29, 2018. Mr. Cahir has more than 10 years of experience managing public and private equity investments across a variety of industries. Currently, Mr. Cahir serves as the Chief Executive Officer and Chief Investment Officer of Sapling Capital, LLC, positions he has held since June 2018.

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

Security Holder Nominating Procedures

We do not have any formal procedures by which our stockholders may recommend nominees to our board of directors.

Committees of the Board of Directors

As of the date of this report, our directors served on the committees of the Board indicated in the following table:

Director	Independent	Compensation Committee	Audit Committee	Governance Committee

Glenn Sanford		Chair		Member
Randall Miles	X	Member	Chair	Member
Jason Gesing				Chair
Darren Jacklin	X		Member	Member
Susan Truax		Member
Dan Cahir	X		Member

Audit Committee

Our audit committee consists of three independent members: Randall Miles, Chairman and financial expert; Darren Jacklin and Dan Cahir. The purpose of the Audit Committee to assist the board of directors in fulfilling its oversight responsibilities for the financial reporting process, the system of internal control, the audit process, and the Company's process for monitoring compliance with laws and regulations including overseeing the integrity of the Company’s financial statements; the independent auditor’s qualifications and independence; the performance of the Company’s independent auditor and internal audit function; the Company’s systems of disclosure controls and procedures; and the Company’s compliance with ethical standards adopted by the Company

Compensation Committee

Our Compensation Committee is appointed by the Board of Directors and is responsible to the Board for carrying out their duties, namely, determining and approving the Executive Compensation Packages. The purpose of the Compensation Committee includes overseeing our compensation policies, plans, and benefit programs, reviewing and approving for our executive officers: annual base salary, annual incentive bonus, including the specific goals and amount, equity compensation, employment agreements, severance arrangements, and any other benefits, compensation, or arrangements, and administering our equity compensation plans.

Corporate Governance Committee

Our Corporate Governance Committee is appointed by the Board of Directors. The purpose of the Corporate Governance Committee includes overseeing and evaluating the Board’s performance and the Company’s compliance with corporate governance regulations, guidelines and principles and selecting, or recommending to our Board of Directors for selection, individuals to stand for election as directors.

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

Based solely on review of reports received by the Company or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2019, all Reporting Persons complied with all applicable Section 16(a) filings.

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to our principal executive and principal financial officers; our president; and certain other officers, all of whom will collectively refer to as the “named executive officers” of our company are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

								Change in
								Pension Value
								and
								Nonqualified
							Non-Equity	Deferred
Name and Principal				Stock	Option		Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards(1)	Awards(2)		Compensation	Earnings	Compensation(3)		Total
		($)	($)	($)	($)		($)	($)	($)		($)
Glenn Sanford	2019	72,000	-0-	-0-	-0-		-0-	-0-	1,297,405	(4)	1,369,405
Chief Executive Officer and Chairman of the Board	2018	58,875	-0-	-0-	-0-		-0-	-0-	1,748,092	(4)	1,806,967
Jason Gesing,	2019	164,616	-0-	-0-	807,858	(5)	-0-	-0-	423,770	(4)	1,396,244
Chief Executive Officer, eXp Realty	2018	150,000	-0-	89,813	-0-		-0-	-0-	583,558	(4)	823,371
Jeff Whiteside,	2019	288,399	160,800	-0-	-0-		-0-	-0-	-0-		449,199
Chief Financial Officer	2018	33,125	36,000	-0-	2,638,017	(5)	-0-	-0-	-0-		2,707,142

(1)

Amounts in this column represent stock awards issued to the individuals noted, with the fair value determined at the date of grant in accordance with U.S. GAAP based on the closing price of our common stock on the applicable grant date. See Note 12, Stockholders’ Equity, above for the assumptions used in determining the grant date fair value of stock awards.  Director compensation as part of stock awards for Jason Gesing amounted to $89,813 in 2018.

(2)

Amounts in this column represent option awards issued to the individuals noted, based on the fair value determined at the date of grant in accordance with U.S. GAAP. See Note 12, Stockholders’ Equity, above for the assumptions used in determining the grant date fair value of option awards.

(3)

The value of privileges and other personal benefits, perquisites and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(4)	Consists of revenue sharing earned and officer revenue.

(5)	The dollar amount shown represents the aggregate grant date fair value of common stock options granted, determined in accordance with US GAAP, but not what was fully vested as of December 31, 2019.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options and stock grants at the discretion of our board of directors. We do not have any bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options or stock grants may be granted at the discretion of our board of directors. Mr. Sanford and Mr. Gesing are participants in the Company’s revenue share plan and would continue to receive those benefits similar to all other agents and brokers of eXp Realty on a long-term basis. Any revenue share paid to officers and directors would discontinue at the point they are no longer in an executive position with the Company, however revenue share based on their position would continue as would be consistent with the revenue share plan.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

The Company does not have any agreements or plans in place for the named executive officers that would provide additional compensation in connection with a resignation, retirement or other termination or a change in control.

Outstanding Equity Awards at Fiscal Year End

	Option awards					Stock awards
Equity incentive
			Equity incentive									Equity incentive	plan awards:
			plan awards:							Market		plan awards:	Market or
	Number of	Number of	Number of					Number of		value of		Number of	payout value
	securities	securities	securities					shares or		shares of		unearned	of unearned
	underlying	underlying	underlying					units of		units of		shares, units	shares, units
	unexercised	unexercised	unexercised	Option		Option		stock that		stock that		or other rights	or other rights
	options (#)	options (#)	unearned	exercise		expiration		have not		have not		have not	have not
Name	exercisable	unexercisable	options (#)	price ($)		date		vested (#)		vested ($)		vested (#)	vested ($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)		(h)		(i)	(j)
Glenn Sanford, Chief Executive Officer and Chairman of the Board	1,617,000	—	—	$0.13		10/1/2022		—		$—		—	—
Jeff Whiteside, Chief Financial Officer	62,500	187,500	—	$11.65		11/1/2028		—		$—		—	—
Jason Gesing, CEO eXp Realty	601,942	100,000	—	$0.13 - 9.32	(1)	10/1/2022-11/6/2029	(1)	612	(2)	$10.40-16.22	(2)	—	—

(1)	Represents range of exercise price and expiration dates for all of Mr. Gesing’s stock options. Options were granted on different dates throughout his tenure.

(2)	Represents total number of stock grants awarded but not year vested to Mr. Gesing and range of share price at grant date of each different stock grant award.

Compensation of Directors

Mr. Sanford is also our Chief Executive Officer (see Executive Compensation table for services acting as Officers).

For the year ended December 31, 2019, Mr. Jacklin’s compensation was $200,000 and continues to be issued common stock having a value of $2,000 each month. For the year ended December 31, 2019, Mr. Frederick received $2,000 each month for directorship activities, which was paid in common stock. The number of shares of common stock to be issued is determined by the closing price of the last trading day of the month. For the year ended December 31, 2019, Ms. Truax’s compensation was $25,000, and stock options valued at $25,000 were granted to Ms. Truax. Mr. Frederick does not receive director fees; however, both Mr. Frederick and Ms. Truax received revenue sharing. Mr. Frederick received $4,227,130 and $24,045 in revenue sharing and stock awards, respectively, and Ms. Truax received $41,956 and $33,448 in revenue sharing and commissions, respectively. For the year ended December 31, 2019, Mr. Cahir’s compensation was $200,000.  The annual compensation for Mr. Miles was increased to $200,000 in August 2019. Directors are reimbursed for reasonable out-of-pocket expenses incurred in the performance of duties as a Board member.

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director during fiscal year 2019 who served on our Board during the fiscal year 2019:

	Fees Earned or
Name	Paid in Cash	Option Awards (1)	Stock Awards (2)	Total
Richard Miller (5)	$31,250	$—	$—	$31,250
Randall Miles (3)	$137,502	$—	$—	$137,502
Darren Jacklin	$222,266	$—	$24,045	$246,311
Dan Cahir (4)	$183,344	$—	$—	$183,344
Susan Truax (6)	$22,917	$25,009	$—	$47,926
Eugene Frederick	$—	$—	$24,045	$24,045

(1)	The dollar amounts shown represent the aggregate grant date fair value of stock options granted, determined in accordance with U.S. GAAP, but not what has fully vested as of December 31, 2019.
(2)

The dollar amounts shown represent the grant date fair value of stock awards granted, with the fair valued determined at the date of grant in accordance with US GAAP, based on the closing price of our common stock on the applicable grant date.

(3)	As of December 31, 2019, Mr. Miles has 955,661 unexercised option awards, which includes 350,000 options under a contract between Mr. Miles and Ms. Sanford.
(4)	As of December 31, 2019, Mr. Cahir has 100,000 unexercised option awards.
(5)	Mr. Miller was a member of the Company’s Board of Directors until June 5, 2019.
(6)	As of December 31, 2019, Ms. Truax has 17,540 unexercised option awards.

In 2016, we agreed to compensate Mr. Miles the award of stock options to purchase 1,350,000 shares of the Company’s common stock at an exercise price equal to the fair market value on the grant date, with such shares vesting over a three-year period in equal monthly installments, in addition to his annual compensation and reimbursement of expenses reasonably incurred.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Management

The following table provides certain information regarding the ownership of our common stock, as of February 20, 2020 by each person known to us to own more than 5% of our outstanding common stock; each of our executive officers; each of our directors; and all of our executive officers and directors as a group.

		Amount and Nature of		Percentage of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership(1)		Class(2)
	More than 5% stockholders:
Common Stock	Penny Sanford 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	15,589,325		23.76
	Directors and named executive officers:
Common Stock	Glenn Sanford 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	22,466,146	(3)	33.41
Common Stock	Jason Gesing 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	1,686,261	(4)	2.55
Common Stock	Jeff Whiteside 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	78,200	(5)	0.12
Common Stock	Eugene Frederick 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	2,326,199	(6)	3.54
Common Stock	Randall Miles 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	895,701	(7)	1.35
Common Stock	Darren Jacklin 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	79,932		0.12
Common Stock	Susan Truax 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	18,727	(8)	0.03
Common Stock	Dan Cahir 2219 Rimland Drive, Suite 301 Bellingham, WA 98226	44,444	(9)	0.07

Common Stock	All executive officers and directors as a group (8 persons)	27,595,610		40.06

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

(2)

Percentage of ownership is based on 65,619,860 shares of our common stock issued and outstanding as of February 20, 2020. Common stock subject to options or warrants exercisable within 60 days of February 20, 2020 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Includes 20,849,146 shares of our common stock including stock options to acquire 1,617,000 shares of our common stock exercisable within 60 days of February 20, 2020.
(4)	Includes of 1,078,068 shares of our common stock and stock options to acquire 608,193 shares of our common stock exercisable within 60 days of February 20, 2020.

(5)	Includes 75 shares of our common stock and stock options to acquire 78,125 shares of our common stock only exercisable within 60 days of February 20, 2020.
(6)	Includes 1,001,602 shares of our common stock pledged as collateral. Includes 13,961 shares of our common stock owned indirectly by Ms. Fredrick.
(7)	Consists of stock options to acquire shares of our common stock only exercisable within 60 days of February 20, 2020.
(8)	Includes 1,187 shares of our common stock and stock options to acquire 17,540 shares of our common stock exercisable within 60 days of February 20, 2020.
(9)	Consists of stock options to acquire shares of our common stock only exercisable within 60 days of February 20, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2019:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,981,923	5.34	12,241,829
Equity compensation plans not approved by security holders	—	—	—
Total	9,981,923	5.34	12,241,829

2013 Stock Option Plan

On September 27, 2013, we adopted a stock option plan. The purpose of the stock option plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased initiative to make contributions to our company. Under the stock option plan, eligible employees, consultants and certain other persons who are not eligible employees, may receive awards of “non–qualified stock options”. Individuals, who, at the time of the option grant, are employees of our company or any related company (as defined in the stock option plan) who are subject to tax in the United States may receive “incentive stock options,” and non–U.S. residents may receive awards of “non-qualified stock options”. The number of shares of our common stock issuable under the plan is 10,000,000. As of  January 31, 2020, there were 4,090,666 shares of our common stock available for future issuance. We do not expect to grant future option awards under the 2013 stock option plan.

2015 Equity Incentive Plan

On March 12, 2015, we adopted an equity incentive plan which was subsequently amended on August 28, 2017, October 29, 2017  and on October 24, 2019. The purpose of the equity incentive plan is to retain the services of valued key employees, directors, officers and consultants and to encourage commitment and motivate excellent performance. Our employees, consultants and directors are eligible to participate in the 2015 Equity Incentive Plan as determined by the Board. The following equity awards may be granted under the equity incentive plan: “incentive stock options”, “non-qualified stock options,” shares of restricted stock, restricted stock units and other stock-based awards; provided, that “incentive stock options” may be granted only to employees. The number of shares of our common stock issuable under the plan is 30,000,000 and under the 2019 amendment, the aggregate number of shares reserved for issuance under the Plan will automatically increase on December 1 of each year, commencing on December 1, 2019, and ending on (and including) December 1, 2024, in an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year, or (b) the number of shares of Common Stock repurchased by the Company pursuant to any issuer repurchase plan then in effect; provided that the board of directors may act prior to December 1 of a given year to provide that there will be no share increase for such year or that the increase for such year will be a lesser number of shares than otherwise provided in clause (a) or (b). As of January 31, 2020, there were an aggregate of  21,920,830 shares of our common stock outstanding with 8,079,170 available for future issuances.

On November 14, 2017, we filed a registration statement on Form S‑8 to register the sale of 23,273,890 shares issuable under the 2013 Stock Option Plan and 2015 Equity Incentive Plan.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the periods presented there have been no transactions with related persons.

Director Independence

Our bylaws provide that we have at least one director, and as of the date this report, our Board consisted of a total seven directors, consisting of Glenn Sanford, Jason Gesing, Eugene Frederick,  Randall Miles, Darren Jacklin, Susan Truax and Dan Cahir. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the Company, or otherwise has any material relationship with the Company or its affiliates that would impair independence. Using this definition of director independence, each of the following directors are considered independent; Darren Jacklin, Randall Miles, and Dan Cahir.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees

The following table sets forth fees billed or accrued by our independent registered public accountants during the fiscal years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit fees	$1,044,000	$785,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,044,000	$785,000

Audit fees pertain to the audit of our annual Consolidated Financial Statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10‑Q and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements.

Our current principal accountant Deloitte & Touche LLP was engaged to audit our consolidated financial statements for the year ended December 31, 2019.  BDO USA, LLP was engaged to audit our consolidated financial statements for the year ended December 31, 2018.

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

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in the fiscal years ended December 31, 2019 and 2018.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

Exhibit	Exhibit
Number	Description

2.1	Merger Agreement dated August 15, 2013 with eXp Realty International, Inc. and eXp Acquisition Corp. (incorporated by reference on Form 8‑K, filed on August 20, 2013)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed on October 9, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference from Appendix B to the Company’ Definitive Information Statement on Schedule 14C filed on October 9, 2018)

4.1	Description of Securities

10.1	Affiliate Stock Purchase Agreement (incorporated by reference from Form 8‑K, filed on March 18, 2013)

10.2	Stock Option Plan (incorporated by reference from Form 8‑K, filed on October 2, 2013)

10.3	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)

10.4	First Amendment to eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on October 6, 2017)

10.5	Second Amendment to eXp World Holdings, Inc 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on December 11, 2019)

10.6	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8‑K filed on April 30, 2015)

10.7	Second Amendment to eXp World Holdings, Inc Stock Repurchase Program (incorporated by reference from Form 8-K filed on November 27, 2019)

10.8	eXp World Holdings, Inc Stock Repurchase Program (incorporated by reference from 8-K filed on December 31, 2018)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Item 16. Form 10‑K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: March 12, 2020	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2020	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GLENN SANFORD	Chief Executive Officer and Chairman of the Board	March 12, 2020
Glenn Sanford	(Principal Executive Officer)

/s/ JEFF WHITESIDE	Chief Financial Officer	March 12, 2020
Jeff Whiteside	(Principal Financial Officer)

/s/ ALAN GOLDMAN	Chief Accounting Officer	March 12, 2020
Alan Goldman

/s/ JAMES BRAMBLE	General Counsel	March 12, 2020
James Bramble

/s/ JASON GESING	Director	March 12, 2020
Jason Gesing

/s/ EUGENE FREDERICK	Director	March 12, 2020
Eugene Frederick

/s/ RANDALL MILES	Director	March 12, 2020
Randall Miles

/s/ DARREN JACKLIN	Director	March 12, 2020
Darren Jacklin

/s/ SUSAN TRUAX	Director	March 12, 2020
Susan Truax

/s/ DAN CAHIR	Director	March 12, 2020
Dan Cahir