Form 10-Q
period 2020-03-31
EXP World Holdings, Inc.
filed 2020-05-05
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check   whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).

Yes [   ]    No [X]

There were,  67,111,935 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of March 31, 2020.

FORWARD LOOKING STATEMENTS

This Quarterly Report and our other public filings contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions to future periods. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions. Forward-looking statements include statements we make about matters such as: future revenues; future industry market conditions; future changes in our capacity and operations; future operating and overhead costs; operational and management restructuring activities (including implementation of methodologies and changes in the board of directors); future employment and contributions of personnel; tax and interest rates; capital expenditures and their impact on us; productivity, business process, rationalization, investment, acquisition and acquisition integrations, consulting, operational, tax, financial and capital projects and initiatives; changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

Forward-looking statements relate to the future and are subject to many risks, assumptions, and uncertainties, including those risks set forth in this report and as described in our Annual Report on Form 10-K, Part I, Item IA Risk Factors incorporated by reference. Although we believe the expectations reflected in the forward-looking statements are reasonable, actual results, developments and business decisions could differ materially from those contemplated by such forward-looking statements. The environment in which we operate is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time, such as the rapidly evolving environment and uncertainties relating to the outbreak of a novel strain of coronavirus, that causes COVID-19. The coronavirus continues to spread globally and was declared a pandemic by the World Health Organization in March 2020. Given the volatility of the global environment as a result of the ongoing COVID-19 pandemic, the effect of COVID-19 will not be fully reflected in our results of operations and financial performance until future periods.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as may be required by law.

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 44,279	$ 40,087
Restricted cash	9,829	6,987
Accounts receivable, net of allowance for credit losses of $193 and allowance for bad debt of $137, respectively	34,580	28,196
Prepaids and other assets	3,997	3,549
TOTAL CURRENT ASSETS	92,685	78,819
Property, plant, and equipment, net	5,885	5,428
Operating lease right-of-use assets	1,118	1,264
Other noncurrent assets	-	16
Intangible assets, net	2,729	2,677
Goodwill	8,248	8,248
TOTAL ASSETS	$ 110,665	$ 96,452

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 3,886	$ 2,593
Customer deposits	9,829	6,987
Accrued expenses	37,322	31,034
Current portion of long-term payable	950	916
Current portion of lease obligation - operating lease	424	435
TOTAL CURRENT LIABILITIES	52,411	41,965
Long-term payable, net of current portion	1,560	1,530
Long-term lease obligation - operating lease	694	829
TOTAL LIABILITIES	54,665	44,324
EQUITY
Common Stock, $0.00001 par value 220,000 shares authorized; 69,028 issued and 67,112 outstanding in 2020; 66,199 issued and 65,274 outstanding in 2019	1	1
Additional paid-in capital	144,928	130,682
Treasury stock, at cost: 1,916 and 925 shares held, respectively	(18,928)	(8,623)
Accumulated deficit	(70,128)	(70,293)
Accumulated other comprehensive (loss) income	(97)	200
Total eXp World Holdings, Inc, stockholders' equity	55,776	51,967
Equity attributable to noncontrolling interest	224	161
TOTAL EQUITY	56,000	52,128
TOTAL LIABILITIES AND EQUITY	$ 110,665	$ 96,452

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenues	$ 271,421	$ 157,034
Operating expenses
Commissions and other agent-related costs	243,406	142,542
General and administrative expenses	26,860	19,701
Sales and marketing expenses	944	889
Total operating expenses	271,210	163,132
Operating income (loss)	211	(6,098)
Other expense (income)
Other expense (income), net	38	35
Equity in losses (earnings) of unconsolidated affiliates	21	-
Total other expense (income), net	59	35
Income (loss) before income tax expense	152	(6,133)
Income tax expense	11	163
Net income (loss)	141	(6,296)
Net loss attributable to noncontrolling interest	24	-
Net income (loss) attributable to eXp World Holdings, Inc.	$ 165	$ (6,296)

Earnings per share
Basic	$ 0.00	$ (0.10)
Diluted	$ 0.00	$ (0.10)
Weighted average shares outstanding
Basic	65,890	60,749
Diluted	71,593	60,749

Comprehensive income (loss):
Net income (loss)	$ 141	$ (6,296)
Comprehensive loss attributable to noncontrolling interests	24	-
Net income (loss) attributable to eXp World Holdings, Inc.	165	(6,296)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax	(297)	15
Comprehensive loss attributable to eXp World Holdings Inc.	$ (132)	$ (6,281)

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2018	60,609	$ 1	-	$ -	$ 90,756	$ (60,765)	$ (11)	$ -	$ 29,981
Net loss	-	-	-	-	-	(6,296)	-	-	(6,296)
Shares issued for stock options exercised	134	-	-	-	216	-	-	-	216
Agent growth incentive stock compensation	136	-	-	-	3,669	-	-	-	3,669
Stock option compensation	-	-	-	-	1,215	-	-	-	1,215
Agent equity stock compensation	620	-	-	-	6,210	-	-	-	6,210
Foreign currency translation gain (loss)	-	-	-	-	-	-	15	-	15
Repurchase of common stock	-	-	358	(3,647)	-	-	-	-	(3,647)
Balance, March 31, 2019	61,499	$ 1	358	$ (3,647)	$ 102,066	$ (67,061)	$ 4	$ -	$ 31,363
								-
Balance, December 31, 2019	66,199	$ 1	925	$ (8,623)	$ 130,682	$ (70,293)	$ 200	$ 161	$ 52,128
Net income (loss)	-	-	-	-	-	165	-	(24)	141
Shares issued for stock options exercised	1,785	-	-	-	1,828	-	-	-	1,828
Agent growth incentive stock compensation	127	-	-	-	2,551	-	-	-	2,551
Stock option compensation	-	-	-	-	1,073	-	-	-	1,073
Agent equity stock compensation	917	-	-	-	8,794	-	-	-	8,794
Foreign currency translation gain (loss)	-	-	-	-	-	-	(297)	-	(297)
Repurchase of common stock	-	-	991	(10,305)	-	-	-	-	(10,305)
Contributions by noncontrolling interests	-	-	-	-	-	-	-	87	87
Balance, March 31, 2020	69,028	$ 1	1,916	$ (18,928)	$ 144,928	$ (70,128)	$ (97)	$ 224	$ 56,000

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$ 141	$ (6,296)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation expense	757	367
Amortization expense - intangible assets	103	73
Amortization expense - long-term payable	64	63
Equity in loss of unconsolidated affiliates	21	-
Agent growth incentive stock compensation expense	3,519	3,669
Stock option expense	1,073	1,215
Agent equity stock compensation expense	8,794	6,210
Changes in operating assets and liabilities:
Accounts receivable	(6,433)	(12,264)
Prepaids and other assets	(476)	112
Customer deposits	3,219	1,676
Accounts payable	1,336	45
Accrued expenses	5,371	11,787
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,489	6,657
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,355)	(828)
Acquisition of businesses, net of cash acquired	-	(500)
NET CASH USED IN INVESTING ACTIVITIES	(1,355)	(1,328)
FINANCING ACTIVITIES
Repurchase of common stock	(10,305)	(3,647)
Proceeds from exercise of options	1,828	216
Transactions with noncontrolling interests	87	-
NET CASH USED IN FINANCING ACTIVITIES	(8,390)	(3,431)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(710)	27
Net change in cash, cash equivalents and restricted cash	7,034	1,925
Cash, cash equivalents and restricted cash, beginning balance	47,074	23,041
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 54,108	$ 24,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$ -	$ 18
Cash paid for income taxes	30	100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from obtaining right-of-use assets	$ -	$ 318
Termination of lease liabilities	43	-
Fixed asset purchases in accounts payable	109	46

See Notes to the Condensed Consolidated Financial Statements

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except per share data and as noted otherwise)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

In the fourth quarter of 2019, the Company made capital contributions in consideration for an ownership interest in First Cloud Investment Group, LLC (“First Cloud”), a Nevada limited liability company, with the remaining ownership interest held by certain independent agents and brokers. First Cloud was organized for the purpose of managing IntroLend First Cloud, LLC (“IntroLend First Cloud”), a Delaware limited liability company and an indirect subsidiary of the Company that provides mortgage origination for end-consumers. Under the terms of the operating agreement, the Company is required to maintain at least a 50% equity ownership interest in First Cloud. During the start-up phase, eXp holds an interest in First Cloud greater than 50%. As eXp agents invest in First Cloud, agents’ interests will increase until the interest for both eXp and the aggregate agents’ interests each equal 50%. Refer to Note 11 – Variable Interest Entities for more information.

In the fourth quarter of 2019, the Company and its newly formed subsidiary, eXp Silverline Ventures, LLC, entered into an agreement to purchase a 50% ownership interest in Silverline Title & Escrow, LLC (“Silverline”) with the remaining ownership interest held by a third-party investment entity. Silverline represents an unconsolidated equity investment by eXp Silverline Ventures, LLC. Silverline is a title agency that performs, among other functions, core title agent services (for which liabilities arises), including the evaluation of searches to determine the insurability of title, the clearance of underwriting objections, the issuance of polices on behalf of insurance companies, and, where customary, the issuance of title commitments and the conducting of title searchers.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020 (“2019 Annual Report”). The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020 are reported in thousands, whereas the Company’s consolidated financial statements as of and for the year ended December 31, 2019 were reported in whole dollars in the 2019 Annual Report.

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of eXp World Holdings, Inc., its wholly-owned subsidiaries and those entities where the Company has greater than 50% ownership or where the Company exercises control over the operations. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or exercises control over the operations and has less than 50% ownership, it will use the equity method or the cost method of accounting for investments.  The Company uses the equity method of accounting for entities in which the Company holds a 50% or less investment and exercises significant influence. Entities in which the Company has less than a 20% investment and where the Company does not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation. See Note 11 – Variable Interest Entities.

Noncontrolling Interest

The Company determined that First Cloud is a variable interest entity (“VIE”), as the Company is the primary beneficiary that has both the power to direct the activities that most significantly impact the VIE and a variable interest that potentially could be significant to the VIE. The Company treats the interest in First Cloud that it does not own as non-controlling interest. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interest, as shown in the condensed consolidated statements of comprehensive income (loss). The noncontrolling interest balance in the condensed consolidated balance sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders.

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

Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$ 40,087	$ 20,538
Restricted cash	6,987	2,503
Total cash, cash equivalents, and restricted cash, beginning balance	$ 47,074	$ 23,041

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$ 44,279	$ 20,772
Restricted cash	9,829	4,194
Total cash, cash equivalents, and restricted cash, ending balance	$ 54,108	$ 24,966

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released. Once the cash transfers from escrow, the Company reduces the respective customers’ deposit liability.

Stock based compensation

Stock-based compensation is comprised of agent growth incentive programs, agent equity program, and stock option awards. Stock-based compensation is more fully disclosed in Note 6 – Equity. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces recorded stock-based compensation for forfeitures when they occur.

Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition being met.

Goodwill

Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the goodwill is below its carrying value. Generally, this evaluation begins with a qualitative assessment to determine if the fair value of the reporting unit is more likely than not less than its carrying value. The test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.

Revenue recognition

The Company generates substantially all of its revenue from real estate brokerage services and generates a de minimis portion of its revenues from software subscription and professional services.

Real Estate Brokerage Services

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing residential real estate transactions. The Company is contractually obligated to provide services for the fulfillment of transfers of residential real estate between buyers and sellers. The Company provides these services itself and controls the services necessary to legally transfer the residential real estate. Correspondingly, the Company is defined as the principal.  The Company, as principal, satisfies its obligation upon the closing of a residential real estate transaction. As principal, and upon satisfaction of the performance obligation, the Company recognizes revenue in the gross amount of consideration to which the Company expects to be entitled.

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling, and finding residential real estate. Commissions earned on real estate transactions are recognized at the completion of a residential real estate transaction once the Company has satisfied the performance obligation. Agent related fees are currently recorded as a reduction to commissions and other agent related costs.

Software Subscription and Professional Services

Subscription revenue is derived from fees from customers to access the Company’s virtual reality software platform. The terms of subscriptions do not provide customers the right to take possession of the software. Subscription revenue is generally recognized ratably over the contract term.

Professional services revenue is derived from implementation and consulting services. Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method.

Software subscription and professional services revenue accounts for less than 1% of all revenue for the three months ended March 31, 2020 and 2019.

The Company does not currently collect sales and use taxes on fees from agents and brokers and assumes responsibility to pay these costs to the appropriate taxing authorities.

Disaggregated revenue

The Company primarily operates as a real estate brokerage firm. The vast majority of the Company’s revenue is derived from providing a single service, real estate brokerage services, to purchasers and sellers of homes in the U.S. See Note 10 – Segment information for details regarding segment and geographic information.

Management believes that no disaggregation of revenue from services to customers currently exists that would provide additional insight into the future recognition of revenue and cash flows.

Recently Adopted Accounting Principles and Change in Accounting Principle

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets. The ASU amends the impairment model to utilize an expected loss methodology and replaces the incurred loss methodology for financial instruments including trade receivables. The amendment requires entities to consider other factors, such as economic conditions and future economic conditions. The Company adopted ASU 2016-13 effective January 1, 2020 and concluded it did not have a material impact on either the financial position, results of operations, cash flows, or related disclosures of the Company. There was no impact on beginning balance retained earnings upon adoption of this ASU. See Note 3 – Expected Credit Losses for more information.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. The Company adopted ASU 2018-13 on January 1, 2020 and concluded it did not have an impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15 – Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). The amendments in this update apply to an entity who is a customer in a hosting arrangement accounted for as a service contract. The Update requires a customer in a hosting arrangement to capitalize certain implementation costs. Costs associated with the application development stage of the implementation should be capitalized and costs with the other stages should be expensed. The Company adopted ASU 2018-15 on January 1, 2020 and concluded it did not have an impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. The Company is still assessing the amendments of ASU 2019-12 and the impact the amendments will have on the Company’s consolidated financial statements and related disclosures.

3.EXPECTED CREDIT LOSSES

The Company is exposed to credit losses primarily through trade and other financing receivables arising from revenue transactions. The Company uses the aging schedule method to estimate current expected credit losses (“CECL”) based on days of delinquency, including information about past events and current economic conditions. The Company’s account receivable is separated into three categories to evaluate allowance under the CECL impairment model. The receivables in each category share similar risk characteristics. The three categories include agent non-commission based fees, agent short-term advances, and commissions receivable for real estate property settlements.

The Company analyzed collectability for the three categories of receivables and concluded that only agent non-commission based fees receivables and agent short-term advances carry any risk of expected credit losses.  Current economic conditions and forecasts of future economic conditions do not affect expected credit losses or collectability of real estate property settlements. The collection of these payments are in-substance guaranteed because they represent commission payments on closed transactions, and the Company has no historical experience or expectation of losses related to these receivables.  Real estate property settlements totaled $31,503 as of March 31, 2020. As of March 31, 2020, agent non-commission based fees receivable and short-term advances totaled $3,270, of which the Company recognized expected credit losses of $193.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectible. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

Changes in the allowance were not material for the three months ended March 31, 2020.

4.PLANT, PROPERTY AND EQUIPMENT, NET

Fixed assets, net consisted of the following:

	March 31, 2020	December 31, 2019
Computer hardware and software	$ 9,533	$ 8,431
Furniture, fixture, and equipment	20	21
Total depreciable property and equipment	9,553	8,452
Less: accumulated depreciation	(4,134)	(3,378)
Depreciable property, net	5,419	5,074
Assets under development	466	354
Property, plant and equipment, net	$ 5,885	$ 5,428

For the three months ended March 31, 2020 and 2019, depreciation expense was $757 and $367, respectively.

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill was $8,248 as of March 31, 2020 and December 31, 2019.

Due to the emergence of the novel coronavirus, the Company reassessed its goodwill for impairment during the three months ended March 31, 2020. The current performance and expected forecast in relation to the results of the annual impairment test performed for 2019 indicated that it was not more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	March 31, 2020			December 31, 2019
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 1,169	$ (156)	$ 1,013	$ 1,169	$ (127)	$ 1,042
Existing technology	714	(144)	570	559	(99)	460
Non-competition agreements	125	(56)	69	125	(45)	80
Customer relationships	740	(98)	642	740	(80)	660
Software	225	-	225	225	-	225
Licensing agreement	210	-	210	210	-	210
Total intangible assets	$ 3,183	$ (454)	$ 2,729	$ 3,028	$ (351)	$ 2,677

Definite-lived intangible assets are amortized using the straight-line method over its estimated useful life. Amortization expense for definite-lived intangible assets for three months ended March 31, 2020 and 2019 was $103 and $73, respectively.

6.EQUITY

As of March 31, 2020, the Company had 69,028 shares of common stock issued and 67,112 shares outstanding.

The Company’s shareholder approved equity plans are administered under the 2013 Stock Option Plan and the 2015 Equity Incentive Plan. The purpose of the equity plans is to retain the services of valued employees, directors, officers, agents, and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of common stock. If agents and brokers elect to receive portions of their commissions in common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable. Prior to January 1, 2020, the Company recognized a 20% discount on these issuances as an additional cost of sales charge during the periods presented. Beginning in January 2020, the Company amended the Agent Equity Plan and changed the discount on issued shares from 20% to 10%.

During the three months ended March 31, 2020 and 2019, the Company issued approximately 917 and 620 shares of common stock, respectively, to agents and brokers for of $8,794 and $6,210, respectively, net of discount.

Agent Growth Incentive Program

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. The incentive program encourages greater performance and awards agents with common stock based on achievement of performance milestones. Awards typically vest after performance benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are based on a fixed-dollar amount of shares based on the achievement of performance metrics. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the performance metric is achieved. For the three months ended March 31, 2020, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $3,519, of which the total amount of stock compensation attributable to liability classified awards was $1,043. Stock compensation expense related to the Agent Growth Incentive Program is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

The following table illustrates changes in the Company’s stock compensation liability for the three months ended March 31, 2020:

Balance, December 31, 2019	$ 277
Estimated stock awards	1,043
Stock awards reclassified from liability to equity	(75)
Balance, March 31, 2020	$ 1,245

Stock Option Awards

During the three months ended March 31, 2020, the Company granted 152 stock options to employees with an estimated grant date fair value of $8.82 per share. The fair value was calculated using a Black Scholes-Merton option pricing model.

Stock Repurchase Plan

In December 2018, the Company’s board of directors (“the Board”) approved a stock repurchase program authorizing the Company to purchase up to $25 million of its common stock, which was later amended in November of 2019 to increase the authorized repurchase amount to $75 million. Purchases under the repurchase program may be made in the open market or through a 10b5-1 plan and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and number of shares repurchased depends upon market conditions. The repurchase program does not require the Company to acquire a specific number of shares. The cost of the shares that are repurchased is funded from available working capital.

The repurchase program began on January 2, 2019 and was discontinued in March 2020.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. During the three months ended March 31, 2020, the Company repurchased 991 shares of common stock at a total cost of $10,305. These shares are considered issued but not outstanding.

7.FAIR VALUE MEASUREMENT

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

•	Level 1 – Inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).
•

Level 2 – Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).

•	Level 3 – Inputs are unobservable inputs that reflect the entity's own assumptions in pricing the asset or liability (used when little or no market data is available).

The Company holds funds in a money market account, which are considered Level 1 assets. The Company values its money market funds at fair value on a recurring basis.

As of March 31, 2020 and December 31, 2019, the fair value of the Company’s money market funds was $18,350 and $18,281, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the period presented.

8.DEBT

The Company cancelled its $1,000 line of credit in May 2019 that was scheduled to mature in August 2019, as the Company had not had any borrowings against the line of credit.

9.LEASES

The Company’s lease portfolio consists of office leases with lease terms ranging from less than one year to seven years, with the weighted average lease term being three years.

Certain leases provide for increases in future lease payments once the term of the lease has expired, as defined in the lease agreements. These leases generally also include real estate taxes.

Short term leases, having a lease term at commencement of 12 months or less, are not capitalized and the expenses are recognized in the period incurred.

Included below is other information regarding leases for the three months  ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Other information
Operating lease expense	$ 117	$ 30
Short-term lease expense	5	5
Cash paid for operating leases	117	30
Weighted-average remaining lease term (years)– operating leases (1)	4	3
Weighted-average discount rate – operating leases	4.85%	4.85%
(1)

The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

As of March 31, 2020, maturities of lease liabilities by fiscal year were as follows:

Remaining 2020	$ 340
2021	361
2022	307
2023	182
2024	5
2025 and thereafter	6
Total lease payments	1,201
Less: interest	(83)
Total operating lease liabilities	$ 1,118

10.SEGMENT INFORMATION

Historically, management has not made operating decisions and assessed performance based on geographic locations. Rather, the chief operating decision maker makes operating decisions and assesses performance based on the products and services of identified operating segments. While management does consider real estate and brokerage services, acquired technology, and affiliated services to be identified operating segments, the profits and losses and assets of the acquired technology and affiliated services segment are not material.

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represents 99.9% and 99.8% of the total revenue of the Company as of March 31, 2020 and 2019, respectively. The real estate brokerage business represents 93.7% and 95.8% of the total assets of the Company as of March 31, 2020 and December 31, 2019, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, as the technology segment is still primarily used as an internal resource for the operations of the Company, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through First Cloud and eXp Silverline are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total net income (loss) or total assets as of March 31, 2020.

The Company aggregates the identified operating segments for reporting purposes.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the fourth quarter of 2019, the Company expanded operations into the UK and Australia.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities. For the three months ended March 31, 2020 and 2019, approximately 4% and 2% of the Company’s total revenue was generated outside of the U.S., respectively. Assets held outside of the U.S. as of March 31, 2020 and December 31, 2019 were 4% and 9%, respectively.

The Company’s technology services and affiliated services are currently provided primarily in the U.S.

11.VARIABLE INTEREST ENTITIES

A company is deemed to be the primary beneficiary of a VIE and must consolidate the entity if the company has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The Company has concluded that First Cloud is a VIE and that it is the primary beneficiary as it has the power to direct the activities of First Cloud and has an economic interest that will absorb the losses and/or receive benefits that could be significant to the VIE. Accordingly, the Company consolidates the assets and liabilities and operating results of First Cloud in the condensed consolidated financial statements. The Company recognizes noncontrolling interest in the consolidated balance sheets. The income or loss allocations reflected on the condensed consolidated statements of comprehensive income (loss) may create volatility in the reported results of operations, including net losses attributable to common stockholders.

The financial information of First Cloud is presented below.

	March 31, 2020	December 31, 2019
Assets
Cash	$ 371	$ 424
Accounts Receivable	4	-
Prepaids and other assets	45	2
Total assets	$ 420	$ 426

Liabilities & Equity
Membership interests payable	10	45
Accounts payable	5	15
Total liabilities	15	60
Equity
Members equity	562	474
Accumulated deficit	(157)	(108)
Total equity	405	366
Total liabilities & equity	$ 420	$ 426

	Three Months Ended March 31,
	2020	2019
Revenues	$ 37	$ -
Expenses	86	-
Net loss	$ (49)	$ -

12.SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. COVID-19 has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020.  In an effort to slow and contain the spread of COVID-19, local, state, and national governments implemented various measures, which have impacted businesses worldwide. As of the date of issuance of this Form 10-Q, the magnitude and duration of the impact from COVID-19 are unknown and cannot be reasonably estimated.

On April 8, 2020, the Company announced that Chief Executive Officer and Chairman and Chief Financial Officer of eXp and the Chief Executive Officer of eXp Realty LLC had agreed to voluntarily reduce their annual base salaries by 50%. In addition, the Company reduced the cash compensation payable to each independent director by 50%. These steps were taken in light of the business uncertainty created by the evolving COVID-19 pandemic.

The Company also has implemented a series of cost-savings actions to preserve capital, including temporary employment furloughs and workforce reductions, temporary salary and work-week reductions for certain employees, marketing expense pullbacks, and delaying investments in certain strategic initiatives. These measures will be assessed on an ongoing basis and may be extended and/or expanded.

As of the date of this quarterly report, the Company’s results of operations, liquidity and financial condition have not been significantly impacted; however, the Company will continue to monitor events and/or changes in circumstances. While the Company is positioned to survive and thrive in a series of fluctuations in economic activity,  it is too early to determine the impact the current economic situation will have on the Company’s results of operations or financial condition, and management’s judgment regarding the situation could change in the future.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of eXp World Holdings, Inc. (the “Holding Company” or “eXp”) and its subsidiaries (collectively, “we,” “us”, “our”, or the “Company”). The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report. Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Statements” and “Part II – Item 1A. – Risk Factors” of this Quarterly Report and “Item 1 A. – Risk Factors” in our Annual Report on Form 10- K for the fiscal year ended December 31, 2019, for a discussion of certain risks, uncertainties and assumptions associated with these statements. All dollar amounts are in thousands except per share data and as otherwise noted.

OVERVIEW

MARKET CONDITIONS AND INDUSTRY TRENDS

Our business is dependent on the economic conditions within the markets for which we operate. Changes in these conditions can have a positive or negative impact on our business. The economic conditions influencing the housing markets primarily include economic growth, interest rates, unemployment, consumer confidence, mortgage availability and supply and demand.

In periods of economic growth, demand typically increases resulting in increasing home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. Additionally, regulations imposed by local, state, and federal government agencies, and geopolitical instability, can also negatively impact the housing markets for which we operate.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020. Risks relating to the spread of coronavirus pushed the Federal Reserve to cut interest rates as part of an emergency action to protect the economy from its impact. In an effort to contain and slow the spread of COVID-19, governments have implemented various measures, such as, ordering non-essential businesses to close, issuing travel advisories, cancelling large scale public events, ordering shelter-in-place for residents and requiring the public to practice social distancing.

The COVID-19 pandemic has materially and adversely affected businesses worldwide. The magnitude and duration of the impact from COVID-19 are unknown and cannot be reasonably estimated. We believe that once COVID-19 is contained the economy will rebound depending on the pace, rate, and effectiveness of lifting public health restrictions on businesses and individuals and how quickly people become comfortable engaging in public activities.

According to the National Association of Realtors (“NAR”), the coronavirus is leading to fewer homebuyers, as well as listings being delayed. The decline in consumer confidence and measures taken to prevent the spread of COVID-19 is bringing caution to buyers and sellers. The NAR is predicting COVID-19 could accelerate economic corrections and contribute to sharper but temporary drags on housing activity. While the effect of lower interest rates should offset some of the negative impacts on housing demand, it is too early to determine whether the lower interest rates can overcome the current economic concerns and rising uncertainty.

While the Company is positioned to survive and thrive in a series of fluctuations in economic activity, it is too early to predict the extent of the effects the COVID-19 pandemic will have on our Company.

Inventory

As of March 31, 2020, increased demand and low mortgage rates have caused inventory levels to decline to record lows, which continues to be a challenge for home buyers. According to the NAR, inventory of existing homes for sale in the U.S. was 1.5 million as of March 2020 (preliminary) compared to 1.7 million at the end of March 2019. As a result, inventory has decreased to 3.4 average months of supply as of March 2020 (preliminary) from 3.8 average months’ supply at the end of March 2019. With government implemented actions in response to COVID-19, fewer individuals are listing their homes and as a result year over year inventory has decreased. However, the NAR indicated they expect inventory to slowly increase due to high demand as the economy steadily reopens.

Mortgage Rates

According to the NAR, mortgage rates on commitments for 30-year, conventional, fixed-rate mortgages averaged 3.7% for the first quarter of 2020, compared to 4.4% for the first quarter of 2019. Mortgage rates are forecasted to increase to 3.8% throughout 2020 and increase to 4.1% in 2021. Despite forecasts, mortgage rates continue to be volatile. Although the Federal Reserve cut interest rates in an effort to stabilize the economy in response to COVID-19, some lenders have increased interest rates in an effort to slow refinance activity. It is still too early to predict what impact fluctuations in interest rates will have on the housing market and the economy due to the current uncertainty resulting from the COVID-19 pandemic.

Housing Affordability Index

Also, according to the NAR, the composite housing affordability index increased to 170.0 for February 2020 (preliminary) from 153.8 for March 2019. The housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The favorable housing affordability index is due in part to favorable mortgage rate conditions and low overall unemployment during the first quarter. However, despite a cut in rates by the Federal Reserve in an effort to stabilize the economy, unemployment increased sharply in March 2020, and is expected to increase further as a result of the COVID-19 pandemic. It is still too early to predict the extent of the effects COVID-19 will have on housing affordability.

Home Sales Transactions

According to the NAR, existing home sale transactions for March 2020 (preliminary) increased to 5.3 million compared to 5.2 million for March 2019. During the first quarter of 2020, eXp Realty settled home sales units were 37,882 (whole units) resulting in sales volume of $11.0 billion. Our home sale transactions growth was directly related to the growth of our agent base, which increased 59% during this same period. While home sales transactions remained strong during the first quarter of 2020, home sales transactions are expected to decline as a result of government implemented actions and rising uncertainty among buyers and sellers. The NAR indicated that home sale transactions will continue to be temporarily interrupted for the next couple months. Beyond this, it is still too early to predict the full extent of the effects of COVID-19 on transactions.

Existing Home Sales Price

Existing home sales average price for March 2020 (preliminary) was $281 compared to $260 in March 2019. During this same period, eXp Realty homes sales price averaged $290 in the first quarter of 2020 compared to $259 in the first quarter of 2019. With rising uncertainly and fewer listings in an already housing shortage environment, home sale prices are likely to remain steady. However, it is still too early to predict the extent of the effects COVID-19 will have on home sales prices.

Continued Accelerated Growth

Our strength is attracting real estate agent and broker professionals that have contributed to our growth. As of March 31, 2020, we have grown our agent and broker base 59% to 28,449 agents and brokers compared to 17,929 as of the March 31, 2019.

The following table sets forth the number of transactions, sales volume and commission revenue earned on real estate transactions:

Three Months Ended March 31,
(in thousands, except transactions)
2020			2019			Change
Transactions	Volume	Revenue	Transactions	Volume	Revenue	Transactions	Volume	Revenues
37,882	$ 11,002,500	$ 271,421	22,307	$ 5,779,069	$ 157,034	15,575	$ 5,223,431	$ 114,387

We continue to increase our presence in the United States and Canada through the execution of our growth strategies, and in the fourth quarter of 2019, we expanded operations to the U.K. and Australia. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. The Company expects that the economic consequences of the COVID-19 pandemic will slow our agent growth rate and our transaction in the second quarter, and possibly into the second half of 2020 depending on the duration of government implemented restrictions due to the COVID-19 pandemic.

Agent Ownership

The Company maintains an equity incentive program whereby agents and brokers of eXp Realty can become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under our equity incentive program, agents and brokers who qualify are issued shares of the Company’s common stock.

The Company also administers a program whereby agents and brokers can establish a direct ownership interest in the Company as a stockholder. Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock which is issued at a 10% discount to market on the date of issuance. This agent equity program continues to be another element in creating a culture of agent-ownership.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Real Estate Cloud Brokerage

In the fourth quarter of 2019, the Company announced its first international expansions outside of North America into Australia and the U.K. This is part of the Company’s initiative to operate as a Global Real Estate Cloud Brokerage. We look forward to our cloud campus being populated by real estate professionals from around the globe as they conduct business, collaborate with each other, and develop meaningful personal and professional relationships across borders and cultures. In addition to these new countries, the Company continues to also focus on growth in the United States. We continue to expand in Canada, and recently expanded in Nova Scotia.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents and employee experience. In doing so, we have adopted many of the principles of the Net Promoter Score® (NPS) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. A NPS above 50 is considered excellent. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

This also ties into one of our core values, transparency. While we strive for high satisfaction, a low or trending lower NPS is equally important to identify. The Company’s agent NPS is 70 in the first quarter of 2020. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in such parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

Equity

Our agent compensation plans represent a key lever in our strategy to attract and retain independent agents and brokers. The costs attributable to these plans are also a significant component of our commission structure and results of operations. Prior to January 1, 2020, we issued share-based compensation to our agents and brokers at a 20% discount to the market price of our common stock, which changed to a 10% discount for issuances beginning in January 2020. Our operational strategy and the importance of the agent compensation plans to our strategy have not changed, however the financial impact of the change in the discount is expected to have a meaningful effect on our results of operations going forward. Our stock repurchase program and agent growth incentive program are more fully disclosed in Note 6 – Equity of the Notes to the Condensed Consolidated Financial Statements.

Technology Products and Services

We continue developing the core VirBELA software platform and its underlying infrastructure to accommodate for the ever-increasing use and scale required to support our eXp Realty division. In 2019 we released a new product centered on the concept of an open campus whereby small and independent organizations may utilize sub spaces as part of a larger campus similar to collaborative environments that currently exist in the physical brick and mortar world. In the first quarter of 2020 VirBELA began offering virtual events in conjunction with Event Farm. Given the current environment due to the COVID-19 pandemic, there is an acute need for virtual meetings and VirBELA is poised to grow with the increase in demand. Lastly, we expect to continue to service existing and new business-to-business enterprise level contracts in the coming year.

Affiliated Services

Recent acquisitions and partnerships have allowed us to begin offering to customers more products and services complimentary to our real estate brokerage business. These affiliated services include mortgage origination, title, escrow, and settlement services, which we can now provide as a more inclusive offering in addition to our brokerage services. We anticipate continued growth and investment in these service offerings in 2020; however, actual performance will depend directly on utilization by eXp Realty agents and brokers and the duration of government implemented restrictions due to the COVID-19 pandemic.

Results of Operations

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

	Three Months Ended	% of	Three Months Ended	% of	Change
	March 31, 2020	Revenue	March 31, 2019	Revenue	$	%
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$ 271,421	100%	$ 157,034	100%	$ 114,387	73%
Operating expenses
Commissions and other agent-related costs	243,406	90%	142,542	91%	100,864	71%
General and administrative expenses	26,860	10%	19,701	13%	7,159	36%
Sales and marketing expenses	944	-%	889	1%	55	6%
Total operating expenses	271,210	100%	163,132	104%	108,078	66%
Operating income (loss)	211	-%	(6,098)	(4)%	6,309	(103)%
Other expense (income)
Other expense (income), net	38	-%	35	-%	3	7%
Equity in losses (earnings) of unconsolidated affiliates	21	-%	-	-%	21	100%
Total other expense (income), net	59	-%	35	-%	24	68%
Income (loss) before income tax expense	152	-%	(6,133)	(4)%	6,285	(102)%
Income tax expense	11	-%	163	-%	(152)	(93)%
Net income (loss)	141	-%	(6,296)	(4)%	6,437	(102)%
Net loss attributable to noncontrolling interest	24	-%	-	-%	24	100%
Net income (loss) attributable to eXp World Holdings, Inc.	165	-%	(6,296)	(4)%	6,461	(103)%
Adjusted EBITDA (1)	$ 5,727	2%	$ (711)	-%	$ 6,438	(905)%
Earnings per share
Basic	$ 0.00		$ (0.10)		$ 0.10	(102)%
Diluted	$ 0.00		$ (0.10)		$ 0.10	(102)%
Weighted average shares outstanding
Basic	65,890		60,749
Diluted	71,593		60,749
(1)

Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measure.”

Revenue

Our total revenues were $271.4 million for the three months ended March 31, 2020 compared to $157.0 million for the same period in 2019, an increase of $114.4 million, or 73%. Total revenues increased for the first quarter of 2020 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count and closed transactions compared to the same period in 2019. Additionally, the average home sale price for closed transactions increased 12% to $290 during the three months ended March 31, 2020 from $259 for the same period in 2019.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $243.4 million for the three months ended March 31, 2020 compared to $142.5 million for the same period in 2019, an increase of $100.9 million, or 71%. Commission and other agent related costs increased primarily as a result of higher volume of settled real estate transactions related to the increase in our agent base.

General and Administrative Expense

General and administrative expenses were $26.9 million for the three months ended March 31, 2020 compared to $19.7 million for the same period in 2019, an increase of $7.2 million or 36%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $5.9 million in compensation related expenses including salaries, employee benefits, and payroll taxes and processing. These increases are a direct result of the Company’s increase in employee and agent count. Additionally, $1.3 million of the increase in general and administrative expenses is related to professional fees including accounting, legal, and other consulting. These increases are directly related to the Company’s continued revenue growth, international expansion, and new business ventures.

Sales and Marketing

Sales and marketing expenses were relatively consistent at $0.9 million for the three months ended March 31, 2020 compared to  the same period in 2019

Other Income (Expense)

There were no significant changes in other income (expense) for the three months ended March 31, 2020 compared to the same period in 2019.

Income Tax Benefit (Expense)

There were no significant changes in income tax expenses for the three months ended March 31, 2020 compared to the same period in 2019. On March 27, 2020, Congress passed The Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”) in response to the COVID-19 pandemic. The CARES Act provides assistance to businesses in the form on loans and tax relief. At this time, the CARES Act has not materially impacted the Company’s results of operations.

NON-U.S. GAAP FINANCIAL MEASURES

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA, a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance, and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S.GAAP.

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

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$ 141	$ (6,296)
Other expense (income), net	59	35
Income tax expense	11	163
Depreciation & amortization expense	924	503	(1)
Stock compensation expense	3,519	3,669
Stock option expense	1,073	1,215
Adjusted EBITDA	$ 5,727	$ (711)

(1)	Includes prior year reclass of $62 of amortization for long term stock payable.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations. Our ability to generate sufficient cash flow from operations or to access certain capital markets is necessary to fund our operations and capital expenditures and meet obligations as they become due.

For the period ended March 31, 2020, the coronavirus (“COVID-19”) has not had a material impact on our operations, and we anticipate that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our level of investment in technology and, our rate of growth into new markets. Our capital requirements may also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. Additionally, as the impact of the COVID-19 on the economy and operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing.

We currently do not hold any bank debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would likely suffer. As of March 31, 2020, our cash and cash equivalents totaled $44.3 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. We hold no marketable securities.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019	Change
Current assets	$ 92,685	$ 78,819	$ 13,866
Current liabilities	(52,411)	(41,965)	(10,446)
Net working capital	$ 40,274	$ 36,854	$ 3,420

For the three months ended March 31, 2020, net working capital increased $3.4 million, or 9%,  compared to December 31, 2019 primarily due to an increase in cash and cash equivalents of $4.2 million resulting from the increase in closed transactions during the first quarter of 2020.

Cash Flows

The following table presents our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Cash provided by operating activities	$ 17,489	$ 6,657	$ 10,832
Cash used in investment activities	(1,355)	(1,328)	(27)
Cash used in financing activities	(8,390)	(3,431)	(4,959)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(710)	27	(737)
Net change in cash, cash equivalents and restricted cash	$ 7,034	$ 1,925	$ 5,109

For the three months ended March 31, 2020, cash provided by operating activities increased $10.8 million compared to the same period in 2019. The change resulted primarily from the increased volume of our sales transactions, decrease in net losses, increase in customer deposits and participation by our agents and brokers in our Agent Equity Program and Agent Growth Incentive Program.

For the three months ended March 31, 2020, cash used in our investing activities were relatively flat compared to the prior year period.

For the three months ended March 31, 2020, the increase in cash flows used in financing activities primarily were related to the repurchase of our common stock, partially offset by proceeds received from the exercise of stock options.

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, which provides a description of our critical accounting policies. There were no changes to critical accounting policies or estimates as reflected in our 2019 Annual Report. For additional information regarding our critical accounting policies and estimates, see the Critical Accounting Policies and Estimates section of MD&A included in our 2019 Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk in the ordinary course of business. Our exposure to market risk results from fluctuations in interest rates and foreign currency exchange rates. Our primary operations are within the United States and most of the Canadian provinces. In the fourth quarter of 2019, the Company began operations in the U.K. and Australia. We do not enter into investments for trading purpose.

Interest Rate Risk

The Company holds funds in a money market account. We do not have material exposure to changes in fair value of these assets as a result of interest rates due to the short-term nature of our cash and cash equivalents.

Foreign Currency Risk

We have de minimis foreign currency risk related to our operations denominated in currencies other than the U.S. dollar. To date, foreign currency transactions gains and losses have not been material to our financial statements and we do not have a formal hedging program with respect to foreign currency.

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of March 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

The Company’s internal control over financial reporting was not effective as of March 31, 2020 due to the material weaknesses identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2019, described below.

Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses:

General Information Technology Controls (“GITCs”) - We identified a material weakness related to GITCs in certain areas related to user access and program change-management over information technology (“IT”) systems utilized by the Company. Some of our business process controls (automated and manual) are dependent on the affected GITCs they too were deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation; insufficient testing of changes; lack of training for our personnel on the importance of GITCs; and a lack of access control considerations in the design of the systems that could impact internal control over financial reporting.

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

The Company’s independent registered public accounting firm, Deloitte and Touche LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and expressed an adverse opinion, which is disclosed in Item 9A. of the Company’s Annual Report on Form 10-K.

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

Item 1A. RISK FACTORS

There were no material changes to the risk factors reported in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019,  other than the risk factor described below.

The coronavirus (“COVID-19”) pandemic may have a material adverse effect on our businesses, financial condition, and results of operations.

The COVID-19 pandemic is having a profound effect on the global economy and financial markets. In the United States, federal, state, and local governments continue to react to this evolving public health crisis by, among other actions, recommending or requiring the avoidance of gatherings of people or significantly or entirely curtailing activities categorized as non-essential. This unprecedented situation has created considerable risks and uncertainties for the U.S. real estate services industry in general and for the Company in particular, including those arising from the potential adverse effects on the economy as well as risks related to employees, independent agents, and consumers. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the extent and duration of the spread of the outbreak, the extent of governmental regulation (including, but not limited to, local, state and/or federally mandated “shelter in place” or other regulations that, for example, preclude or strictly limit open houses or in-person showings of properties), the impact on capital and financial markets and the related impact on consumer confidence and spending, and the magnitude of the financial and operational consequences to our agents and brokers, all of which are highly uncertain and cannot be predicted. However, we believe the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended March 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/1/20 - 1/31/20	363,549	$ 10.92	363,549	$ 43,899,456
2/1/20 - 2/29/20	322,946	11.20	322,946	40,282,911
3/1/20 - 3/31/20	304,746	9.01	304,746	37,538,353
Total	991,241	$ 10.37	991,241

(1)

The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and increase the authorization for the stock repurchase program from $25 million to $75 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020. The stock repurchase program is more fully disclosed in Note 6 –  Equity of the Notes to the Condensed Consolidated Financial Statements.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

Item 5.OTHER INFORMATION

Not applicable.

Item 6.          EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Appendix A to the Company’s Definitive Information Statement filed on October 9, 2018)

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2020

3.3	Amended and Restated Bylaws (incorporated by reference from Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on October 9, 2018.

31.1	Certification of the Chief Executive pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

May 5, 2020
eXp World Holdings, Inc.
(Registrant)

Date: May 4, 2020	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)