Form 10-Q
period 2020-06-30
EXP World Holdings, Inc.
filed 2020-08-05
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 001-38493

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

There were, 68,532,510 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of June 30, 2020.

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

Forward-looking statements relate to the future and are subject to many risks, assumptions, and uncertainties, including those risks set forth in this report and as described in our Annual Report on Form 10-K, Part I, Item IA Risk Factors incorporated by reference. Although we believe the expectations reflected in the forward-looking statements are reasonable, actual results, developments and business decisions could differ materially from those contemplated by such forward-looking statements. The environment in which we operate is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time, such as the rapidly evolving environment and uncertainties relating to the outbreak of a novel strain of coronavirus, that causes COVID-19. The coronavirus continues to spread globally and was declared a pandemic by the World Health Organization in March 2020. As of the end of the second quarter of fiscal year 2020, the COVID -19 pandemic has not had a significant impact on our results of operations, however given the continuous volatility resulting from the ongoing pandemic, the potential effect of COVID-19 may not be fully reflected in our results of operations and financial performance until future periods, if at all.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as may be required by law.

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 63,551	$ 40,087
Restricted cash	17,405	6,987
Accounts receivable, net of allowance for credit losses of $1,260 and allowance for bad debt of $137, respectively	52,543	28,196
Prepaids and other assets	3,302	3,549
TOTAL CURRENT ASSETS	136,801	78,819
Property, plant, and equipment, net	6,080	5,428
Operating lease right-of-use assets	902	1,264
Other noncurrent assets	7	16
Intangible assets, net	2,837	2,677
Goodwill	8,248	8,248
TOTAL ASSETS	$ 154,875	$ 96,452

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,642	$ 2,593
Customer deposits	17,405	6,987
Accrued expenses	53,839	31,034
Current portion of long-term payable	970	916
Current portion of lease obligation - operating lease	727	435
TOTAL CURRENT LIABILITIES	74,583	41,965
Long-term payable, net of current portion	1,585	1,530
Long-term lease obligation - operating lease, net of current portion	175	829
TOTAL LIABILITIES	76,343	44,324
EQUITY
Common Stock, $0.00001 par value 220,000 shares authorized; 70,579 issued and 68,532 outstanding in 2020; 66,199 issued and 65,274 outstanding in 2019	1	1
Additional paid-in capital	160,643	130,682
Treasury stock, at cost: 2,047 and 925 shares held, respectively	(20,610)	(8,623)
Accumulated deficit	(61,853)	(70,293)
Accumulated other comprehensive income	147	200
Total eXp World Holdings, Inc. stockholders' equity	78,328	51,967
Equity attributable to noncontrolling interest	204	161
TOTAL EQUITY	78,532	52,128
TOTAL LIABILITIES AND EQUITY	$ 154,875	$ 96,452

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$ 353,525	$ 266,705	$ 624,946	$ 423,739
Operating expenses
Commissions and other agent-related costs	319,164	244,587	562,570	387,129
General and administrative expenses	25,155	23,204	52,015	42,905
Sales and marketing expenses	887	1,071	1,831	1,960
Total operating expenses	345,206	268,862	616,416	431,994
Operating income (loss)	8,319	(2,157)	8,530	(8,255)
Other expense (income)
Other expense (income), net	11	(10)	49	25
Equity in losses of unconsolidated affiliates	12	-	34
Total other expense (income), net	23	(10)	83	25
Income (loss) before income tax expense	8,296	(2,147)	8,447	(8,280)
Income tax expense	61	48	70	212
Net income (loss)	8,235	(2,195)	8,377	(8,492)
Net loss attributable to noncontrolling interest	40	-	63	-
Net income (loss) attributable to eXp World Holdings, Inc.	$ 8,275	$ (2,195)	$ 8,440	$ (8,492)

Earnings (loss) per share
Basic	$ 0.12	$ (0.04)	$ 0.13	$ (0.14)
Diluted	$ 0.11	$ (0.04)	$ 0.12	$ (0.14)
Weighted average shares outstanding
Basic	67,756	61,526	66,751	61,138
Diluted	72,661	61,526	72,050	61,138

Comprehensive income (loss):
Net income (loss)	$ 8,235	$ (2,195)	$ 8,377	$ (8,492)
Comprehensive loss attributable to noncontrolling interests	40	-	63
Net income (loss) attributable to eXp World Holdings, Inc.	8,275	(2,195)	8,440	(8,492)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax	244	48	(53)	63
Comprehensive income (loss) attributable to eXp World Holdings Inc.	$ 8,519	$ (2,147)	$ 8,387	$ (8,429)

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2018	60,609	$ 1	-	$ -	$ 90,756	$ (60,765)	$ (11)	$ -	$ 29,981
	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(6,296)	-	-	(6,296)
Shares issued for stock options exercised	134	-	-	-	216	-	-	-	216
Agent growth incentive stock compensation	136	-	-	-	3,669	-	-	-	3,669
Stock option compensation	-	-	-	-	1,215	-	-	-	1,215
Agent equity stock compensation	620	-	-	-	6,210	-	-	-	6,210
Foreign currency translation gain	-	-	-	-	-	-	15	-	15
Repurchase of common stock	-	-	358	(3,647)	-	-	-	-	(3,647)
Balance, March 31, 2019	61,499	$ 1	358	$ (3,647)	$ 102,066	$ (67,061)	$ 4	$ -	$ 31,363
Net loss	-	-	-	-	-	(2,195)	-	-	(2,195)
Shares issued for stock options exercised	537	-	-	-	690	-	-	-	690
Agent growth incentive stock compensation	149	-	-	-	3,587	-	-	-	3,587
Stock option compensation		-	-	-	1,831	-	-	-	1,831
Agent equity stock compensation	935	-	-	-	10,234	-	-	-	10,234
Foreign currency translation gain	-	-	-	-	-	-	48	-	48
Repurchase of common stock	-	-	460	(4,898)	-	-	-	-	(4,898)
Balance, June 30, 2019	63,120	$ 1	818	$ (8,545)	$ 118,408	$ (69,256)	$ 52	$ -	$ 40,660
								-
Balance, December 31, 2019	66,199	$ 1	925	$ (8,623)	$ 130,682	$ (70,293)	$ 200	$ 161	$ 52,128
Net income (loss)						165		(23)	142
Shares issued for stock options exercised	1,785				1,828				1,828
Agent growth incentive stock compensation	127				2,551				2,551
Stock option compensation					1,073				1,073
Agent equity stock compensation	917				8,794				8,794
Foreign currency translation (loss)							(297)		(297)
Repurchase of common stock			991	(10,305)					(10,305)
Contributions by noncontrolling interests								86	86
Balance, March 31, 2020	$ 69,028	$ 1	1,916	$ (18,928)	$ 144,928	$ (70,128)	$ (97)	$ 224	$ 56,000
Net income (loss)	-	-	-	-	-	8,275	-	(40)	8,235
Shares issued for stock options exercised	415	-	-	-	639	-	-	-	639
Agent growth incentive stock compensation	208	-	-	-	3,346	-	-	-	3,346
Stock option compensation	-	-	-	-	1,227	-	-	-	1,227
Agent equity stock compensation	928	-	-	-	10,503	-	-	-	10,503
Foreign currency translation (loss)	-	-	-	-	-	-	244	-	244
Repurchase of common stock	-	-	131	(1,682)	-	-	-	-	(1,682)
Contributions by noncontrolling interests	-	-	-	-	-	-	-	20	20
Balance, June 30, 2020	70,579	$ 1	2,047	$ (20,610)	$ 160,643	$ (61,853)	$ 147	$ 204	$ 78,532

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$ 8,377	$ (8,492)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	1,551	823
Amortization expense - intangible assets	230	151
Amortization expense - long-term payable	107	100
Allowance for credit losses/bad debt on receivables	1,123	1
Equity in loss of unconsolidated affiliates	34	-
Agent growth incentive stock compensation expense	6,765	7,257
Stock option compensation	2,300	3,046
Agent equity stock compensation expense	19,297	16,444
Changes in operating assets and liabilities:
Accounts receivable	(25,471)	(33,356)
Prepaids and other assets	318	(35)
Customer deposits	10,418	3,597
Accounts payable	(951)	431
Accrued expenses	21,938	34,809
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,036	24,776

INVESTING ACTIVITIES
Purchases of property, plant and equipment	$ (2,273)	$ (1,907)
Acquisition of businesses, net of cash acquired	-	(500)
Intangible assets acquired	(389)	(178)
Other investing activities	(25)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,687)	(2,585)
FINANCING ACTIVITIES
Repurchase of common stock	(11,987)	(8,545)
Proceeds from exercise of options	2,467	906
Transactions with noncontrolling interests	106	-
NET CASH USED IN FINANCING ACTIVITIES	(9,414)	(7,639)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(53)	96
Net change in cash, cash equivalents and restricted cash	33,882	14,648
Cash, cash equivalents and restricted cash, beginning balance	47,074	23,041
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 80,956	$ 37,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 224	$ 229

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from obtaining right-of-use assets	$ 18	$ 357
Termination of lease liabilities	183	-
Property, plant and equipment purchases in accounts payable	24	22

See Notes to the Condensed Consolidated Financial Statements

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except per share data and as noted otherwise)

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (collectively with its subsidiaries, the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States and most of the Canadian provinces, as well as an emerging innovation and technology services company that supports the real estate brokerage operations and third party customers operating in a number of industries. In the fourth quarter of 2019, the Company began real estate brokerage operations in the United Kingdom (U.K.) and Australia. The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs. eXp World Technologies, LLC, a wholly-owned direct subsidiary of the Company, represents its innovation and technology division, which now holds the VirBELA brand. VirBELA is an immersive technology platform for businesses, events, and education that provides a virtual experience for workers, attendees, students, and other users to communicate, collaborate, meet, and socialize.

In the fourth quarter of 2019, the Company made capital contributions in consideration for an ownership interest in First Cloud Investment Group, LLC (“First Cloud”), a Nevada limited liability company, with the remaining ownership interest held by certain independent agents and brokers. First Cloud was organized for the purpose of managing IntroLend First Cloud, LLC (“IntroLend First Cloud”), a Delaware limited liability company and an indirect subsidiary of the Company that provides mortgage origination for end-consumers. Under the terms of the operating agreement, the Company will maintain 50% equity ownership interest in First Cloud. During the start-up phase, eXp holds an interest in First Cloud greater than 50%. As eXp agents invest in First Cloud, agents’ interests will increase until the interest for both eXp and the aggregate agents’ interests each equal 50%. Refer to Note 11 – Variable Interest Entities for more information.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020 (“2019 Annual Report”). The Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2020 are reported in thousands, whereas the Company’s consolidated financial statements as of and for the year ended December 31, 2019 were reported in whole dollars in the 2019 Annual Report.

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three- and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of eXp World Holdings, Inc., its wholly-owned subsidiaries, and those entities where the Company has greater than 50% ownership or where the Company exercises control over the operations. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or exercises control over the operations and has less than 50% ownership, it will use the equity method or the cost method of accounting for investments. The Company uses the equity method of accounting for entities in which the Company holds a 50% or less investment and exercises significant influence. Entities in which the Company has less than a 20% investment and where the Company does not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation. See Note 11 – Variable Interest Entities.

Noncontrolling Interest

The Company determined that First Cloud is a variable interest entity (“VIE”), as the Company is the primary beneficiary that has both the power to direct the activities that most significantly impact the VIE and a variable interest that potentially could be significant to the VIE. The Company treats the interest in First Cloud that it does not own as noncontrolling interest. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interest, as shown in the condensed consolidated statements of comprehensive income (loss). The noncontrolling interest balance in the condensed consolidated balance sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders.

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

Reclassifications

The Company has reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation, specifically the allowance for credit losses/bad debt on receivables is now separately disclosed as its own line item on the Company’s Condensed Consolidated Statement of Cash Flows, previously it was included in the accounts receivable line item.

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

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$ 40,087	$ 20,538
Restricted cash	6,987	2,503
Total cash, cash equivalents, and restricted cash, beginning balance	$ 47,074	$ 23,041

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$ 63,551	$ 31,523
Restricted cash	17,405	6,166
Total cash, cash equivalents, and restricted cash, ending balance	$ 80,956	$ 37,689

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released. Once the cash transfers from escrow, the Company reduces the respective customers’ deposit liability.

Stock-based compensation

Stock-based compensation is comprised of agent growth incentive programs, agent equity program, and stock option awards. Stock-based compensation is more fully disclosed in Note 6 – Equity. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and stock based compensation is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces recorded stock-based compensation for forfeitures when they occur.

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

Software subscription and professional services revenue accounts for less than 1% of all revenue for the three and six months ended June 30, 2020 and 2019.

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

In August 2018, the FASB issued ASU 2018-15 – Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). The amendments in this update apply to an entity who is a customer in a hosting arrangement accounted for as a service contract. ASU 2018-15 requires a customer in a hosting arrangement to capitalize certain implementation costs. Costs associated with the application development stage of the implementation should be capitalized and costs with the other stages should be expensed. The Company adopted ASU 2018-15 on January 1, 2020 and concluded it did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

3.EXPECTED CREDIT LOSSES

The Company is exposed to credit losses primarily through trade and other financing receivables arising from revenue transactions. The Company uses the aging schedule method to estimate current expected credit losses (“CECL”) based on days of delinquency, including information about past events and current economic conditions. The Company’s accounts receivable is separated into three categories to evaluate allowance under the CECL impairment model. The receivables in each category share similar risk characteristics. The three categories include agent non-commission based fees, agent short-term advances, and commissions receivable for real estate property settlements.

The Company analyzed collectability for the three categories of receivables and concluded that only agent non-commission based fees receivables and agent short-term advances carry any risk of expected credit losses. Current economic conditions and forecasts of future economic conditions do not affect expected credit losses or collectability of real estate property settlements. The collection of these payments are in-substance guaranteed because they represent commission payments on closed transactions, and the Company has no historical experience or expectation of losses related to these receivables. Receivables from real estate property settlements totaled $49,186 as of June 30, 2020. As of

June 30, 2020, agent non-commission based fees receivable and short-term advances totaled $3,357, of which the Company recognized expected credit losses of $1,260.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectible. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

Changes in the allowance were not material for the six months ended June 30, 2020.

4.PLANT, PROPERTY AND EQUIPMENT, NET

Fixed assets, net consisted of the following:

	June 30, 2020	December 31, 2019
Computer hardware and software	$ 10,983	$ 8,431
Furniture, fixture, and equipment	20	21
Total depreciable property and equipment	11,003	8,452
Less: accumulated depreciation	(4,929)	(3,378)
Depreciable property, net	6,074	5,074
Assets under development	6	354
Property, plant and equipment, net	$ 6,080	$ 5,428

For the three months ended June 30, 2020 and 2019, depreciation expense was $794 and $455, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense was $1,551 and $823, respectively.

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill was $8,248 as of June 30, 2020 and December 31, 2019.

Due to the ongoing COVID-19 pandemic, the Company assessed the current economic environment, and its goodwill for impairment during the six months ended June 30, 2020. The current performance and expected forecast in relation to the results of the annual impairment test performed for 2019 indicated that it was not more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	June 30, 2020			December 31, 2019
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 1,169	$ (185)	$ 984	$ 1,169	$ (127)	$ 1,042
Existing technology	948	(206)	742	559	(99)	460
Non-competition agreements	125	(66)	59	125	(45)	80
Customer relationships	740	(117)	623	740	(80)	660
Software	225	-	225	225	-	225
Licensing agreement	210	(6)	204	210	-	210
Total intangible assets	$ 3,417	$ (580)	$ 2,837	$ 3,028	$ (351)	$ 2,677

Definite-lived intangible assets are amortized using the straight-line method over its estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended June 30, 2020 and 2019 was $126 and $78, respectively. Amortization expense for definite-lived intangible assets for the six months ended June 30, 2020 and 2019 was $230 and $151, respectively.

6.EQUITY

As of June 30, 2020, the Company had 70,579 shares of common stock issued and 68,532 shares outstanding.

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

During the three months ended June 30, 2020 and 2019, the Company issued approximately 928 and 935 shares of common stock, respectively, to agents and brokers for $10,503 and $10,234, respectively, net of discount. During the six months ended June 30, 2020 and 2019, the Company issued approximately 1,563 and 1,555 shares of common stock, respectively, to agents and brokers for $19,297 and $16,444, respectively, net of discount.

Agent Growth Incentive Program

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. The incentive program encourages greater performance and awards agents with common stock based on achievement of performance milestones. Awards typically vest after performance benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are based on a fixed-dollar amount of shares based on the achievement of performance metrics. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the performance metric is achieved. For the three months ended June 30, 2020, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $3,246, of which the total amount of stock compensation attributable to liability classified awards was $483. For the six months ended June 30, 2020, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $6,765, of which the total amount of stock compensation attributable to liability classified awards was $1,525. Stock compensation expense related to the Agent Growth Incentive Program is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

The following table illustrates changes in the Company’s stock compensation liability for the six months ended June 30, 2020:

Balance, December 31, 2019	$ 277
Stock grant liability increase at March 31, 2020	1,042
Stock grants reclassified from liability at March 31, 2020	(75)
Stock grant liability increase at June 30, 2020	483
Stock grants reclassified from liability at June 30, 2020	(582)
Balance, June 30, 2020	$ 1,145

Stock Option Awards

During the three and six months ended June 30, 2020, the Company granted 248 and 399 stock options, respectively, to employees with an estimated grant date fair value of $10 and $9.69 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

The repurchase program began on January 2, 2019 and was discontinued in March 2020. In June 2020 the stock repurchase plan resumed due to the Company’s better than expected performance for the first half of 2020.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. During the three and six months ended June 30, 2020, the Company repurchased 131 and 1,122 shares, respectively, of common stock at a total cost of $1,682 and $11,987, respectively. These shares are considered issued but not outstanding.

7.EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on net income (loss) attributable to eXp World Holdings Inc. shareholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options. The Company uses the if-converted method to reflect the potential dilutive effect of the stock settled consideration in connection with the VirBELA acquisition.

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common stock	$ 8,275	$ (2,195)	$ 8,440	$ (8,492)
Denominator:		-
Weighted average shares - basic	67,756	61,526	66,751	61,138
Weighted average shares - diluted	72,661	61,526	72,050	61,138
Earnings (loss) per share:		-
Earnings (loss) per share attributable to common stock- basic	0.12	(0.04)	0.13	(0.14)
Earnings (loss) per share attributable to common stock- diluted	0.11	(0.04)	0.12	(0.14)

Total outstanding shares of common stock for the three months ended June 30, 2020 excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 411.

Total outstanding shares of common stock for the six months ended June 30, 2020 excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 402.

8.FAIR VALUE MEASUREMENT

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

●	Level 1 – Inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).
●	Level 2 – Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).
●	Level 3 – Inputs are unobservable inputs that reflect the entity's own assumptions in pricing the asset or liability (used when little or no market data is available).

The Company holds funds in a money market account, which are considered Level 1 assets. The Company values its money market funds at fair value on a recurring basis.

As of June 30, 2020 and December 31, 2019, the fair value of the Company’s money market funds was $18,369 and $18,281, respectively.

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

Included below is other information regarding leases for the six months ended June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other information
Operating lease expense	$ 104	$ 28	$ 208	$ 52
Short-term lease expense	5	8	10	14
Cash paid for operating leases	107	29	204	59
Weighted-average remaining lease term (years)– operating leases (1)	3.7	3	3.7	3
Weighted-average discount rate – operating leases	4.851%	4.850%	4.851%	4.850%
(1)	The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

As of June 30, 2020, maturities of lease liabilities by fiscal year were as follows:

Remaining 2020	$ 198
2021	314
2022	277
2023	165
2024	5
2025 and thereafter	6
Total lease payments	965
Less: interest	(63)
Total operating lease liabilities	$ 902

10.SEGMENT INFORMATION

Historically, management has not made operating decisions nor assessed performance based on geographic locations. Rather, the chief operating decision maker makes operating decisions and assesses performance based on the products and services of identified operating segments. While management does consider real estate and brokerage services, technology services, and affiliated services to be identified operating segments, the profits and losses and assets of the acquired technology and affiliated services segment are not material.

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represents 99.8% and 99.9% of the total revenue of the Company for the six months ended June 30, 2020 and 2019, respectively. The real estate brokerage business represents 94.4% and 95.8% of the total assets of the Company as of June 30, 2020 and December 31, 2019, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through First Cloud and eXp Silverline are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total net income (loss) or total assets as of June 30, 2020.

The Company aggregates the identified operating segments for reporting purposes.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the fourth quarter of 2019, the Company expanded operations into the UK and Australia.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities. For the six months ended June 30, 2020 and 2019, approximately 4% and 2%, respectively, of the Company’s total revenue was generated outside of the U.S. Assets held outside of the U.S. were 9% as of both June 30, 2020 and December 31, 2019.

The Company’s technology services and affiliated services are currently provided primarily in the U.S.

11.VARIABLE INTEREST ENTITIES

A company is deemed to be the primary beneficiary of a VIE and must consolidate the entity if the company has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company has concluded that First Cloud is a VIE and that it is the primary beneficiary as it has the power to direct the activities of First Cloud and has an economic interest that will absorb the losses and/or receive benefits that could be significant to the VIE. Accordingly, the Company consolidates the assets and liabilities and operating results of First Cloud in the condensed consolidated financial statements. The Company recognizes noncontrolling interest in the condensed consolidated balance sheets. The income or loss allocations reflected on the condensed consolidated statements of comprehensive income (loss) may create volatility in the reported results of operations, including net losses attributable to common stockholders.

The financial information of First Cloud is presented below.

	June 30, 2020	December 31, 2019
Assets
Cash	$ 320	$ 424
Accounts Receivable	24	-
Prepaids and other assets	42	2
Total assets	$ 386	$ 426

Liabilities & Equity
Membership interests payable	37	45
Accounts payable	3	15
Total liabilities	40	60
Total equity	346	366
Total liabilities & equity	$ 386	$ 426

	Six Months Ended June 30,
	2020	2019
Revenues	$ 78	$ -
Expenses	205	-
Net loss	$ (127)	$ -

12.SUBSEQUENT EVENTS

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. COVID-19 has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020.  In an effort to slow and contain the spread of COVID-19, local, state, and national governments implemented various measures, which have impacted businesses worldwide.

As of the date of this quarterly report, the Company’s results of operations, liquidity and financial condition have not been significantly impacted; however, the Company will continue to monitor events and/or changes in circumstances. While the Company is positioned to survive and thrive in a series of fluctuations in economic activity, the full impact the economic situation will have on the Company’s results of operations or financial condition, and management’s judgment could change in the future due to the ongoing pandemic and the uncertainty around its magnitude and duration.

Showcase Acquisition

On July 31, 2020, the Company acquired the equity ownership interests in Showcase Web Sites, L.L.C. (“Showcase”) for cash consideration of $1.5 million and promissory notes totaling $1.5 million (the “Showcase Acquisition”). Showcase is a technology company focused on agent website and consumer real estate portal technology. With this acquisition, the Company will be able to strategically focus on creating consumer home-search technology for utilization by our independent agents and brokers, as well as continued services offerings to third party clients of Showcase.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This new coronavirus has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020. Risks relating to the spread of coronavirus pushed the Federal Reserve to cut interest rates as part of an emergency action to protect the economy from its impact. In an effort to contain and slow the spread of COVID-19, throughout the first half of 2020 governments have implemented various measures, such as, ordering non-essential businesses to close, issuing travel advisories, cancelling large scale public events, ordering shelter-in-place for residents and requiring the public to practice social distancing. During the end of the second quarter, businesses slowly re-opened with certain restrictions and social distance practices.

For the first half of 2020, the COVID-19 pandemic has materially and adversely affected businesses worldwide. The magnitude and duration of the impact from COVID-19 are not fully known and cannot be reasonably estimated. While the pandemic has been ongoing for much of the fiscal year, there is still significant volatility and uncertainty surrounding the outlook of the global economy. The impact to the Company for the second quarter has been less significant than anticipated. We believe that once COVID-19 is further contained the economy will continue to rebound depending on the continued pace, rate, and effectiveness of lifting public health restrictions on businesses and individuals and how quickly people become comfortable engaging in public activities.

According to the National Association of Realtors (“NAR”), the coronavirus is leading to fewer homebuyers, as well as listings being delayed. The decline in consumer confidence and measures taken to prevent the spread of COVID-19 is bringing caution to buyers and sellers. The NAR is predicting COVID-19 could accelerate economic corrections and contribute to sharper but temporary drags on housing activity. While the effect of lower interest rates should offset some of the negative impacts on housing demand, it is too early to determine whether the lower interest rates can overcome the current economic concerns and rising uncertainty. According to the NAR housing statistics, existing home sales fell 9.7% in May, then increased a record 20.7%, in June 2020. The NAR reported that pending home sales had a record comeback in May of 44.3% and increased another 16.6% in June, which is an encouraging statistic as pending home sales are a forward-looking indicator of future home sales. The index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos. However, since the NAR released this data there has been an increase in COVID-19 infection rates in key states in which we operate. As such, we continue to monitor and assess any potential impacts of the pandemic on our business, results of operations and financial condition as well as recognize the uncertainty inherent in the NAR forecast.

The Company is positioned to continue to survive and thrive in a series of fluctuations in economic activity and is performing better than expected at the of the first half of 2020. However, depending on the continued course of the COVID-19 pandemic, specifically in key areas of operations, it is too early to predict the full extent of the effects the COVID-19 pandemic will have on our Company moving into the latter part of the year.

Inventory

Prior to June 30, 2020, increased demand and low mortgage rates caused inventory levels to decline to record lows. With government implemented actions in response to COVID-19, fewer individuals are listing their homes and as a result year over year inventory has decreased further. According to the NAR, inventory of existing homes for sale in the U.S. was 1.6 million as of June 2020 (preliminary) compared to 1.9 million at the end of June 2019. The NAR indicated the need for new home construction due to the high demand of homes and the record-low inventory levels.

Mortgage Rates

According to the NAR, mortgage rates on commitments for 30-year, conventional, fixed-rate mortgages averaged 3.2% for the second quarter of 2020, compared to 4.0% for the second quarter of 2019. Mortgage rates are forecasted to decrease to 3.0% throughout 2020 and increase minimally to 3.1% in 2021. Despite forecasts, mortgage rates continue to be volatile. Although the Federal Reserve cut interest rates in an effort to stabilize the economy in response to COVID-19, some lenders have increased interest rates in an effort to slow refinance activity. There is still uncertainty regarding the impact fluctuations in interest rates will have on the housing market and the economy due to the ongoing COVID-19 pandemic.

Housing Affordability Index

Also, according to the NAR, the composite housing affordability index increased to 169.4 for May 2020 (preliminary) from 150.8 for May 2019. The housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The favorable housing affordability index is due to favorable mortgage rate conditions. However, despite a cut in rates by the Federal Reserve in an effort to stabilize the economy, unemployment increased sharply throughout the second quarter of 2020. It is still too early to predict the extent of the effects the ongoing COVID-19 pandemic will have on housing affordability.

Home Sales Transactions

According to the NAR, existing home sale transactions for June 2020 (preliminary) decreased to 4.7 million compared to 5.3 million for June 2019. For the six months ended June 30, 2020, eXp Realty settled home sales units were 81,535 (whole units) resulting in sales volume of $23.9 billion. Our home sale transactions growth was directly related to the growth of our agent base, which increased 54% to 31,091 agents from 20,162 agents the prior comparative period. While home sales transactions remained strong during the second quarter of 2020, home sales transactions are expected to decline as a result of government implemented actions and rising uncertainty among buyers and sellers. The NAR indicated that home sale transactions will continue to be temporarily interrupted for the next couple months. Beyond this, it is still too early to predict the full extent of the effects of COVID-19 on transactions.

Existing Home Sales Price

According to the NAR, nationwide existing home sales average price for June 2020 (preliminary) was $295 compared to $285 in June 2019. During this same period, eXp Realty homes sales price averaged $297 in the second quarter of 2020 compared to $286 in the second quarter of 2019. With rising uncertainly and fewer listings in an already housing shortage environment, home sale prices are likely to remain steady. However, it is still too early to predict the extent of the effects COVID-19 will have on home sales prices.

Continued Accelerated Growth

Our strength is attracting real estate agent and broker professionals that have contributed to our growth. As of June 30, 2020, we have grown our agent and broker base 54% to 31,091 agents and brokers compared to 20,162 as of the June 30, 2019.

The following table sets forth the number of transactions, sales volume and commission revenue earned on real estate transactions:

Six Months Ended June 30,
(in thousands, except transactions)
2020			2019			Change
Transactions	Volume	Revenue	Transactions	Volume	Revenue	Transactions	Volume	Revenues
81,535	$ 23,954,123	$ 624,946	58,144	$ 16,031,589	$ 423,739	23,391	$ 7,922,534	$ 201,207

We continue to increase our presence in the United States and Canada through the execution of our growth strategies, and in the fourth quarter of 2019, we expanded operations to the U.K. and Australia. The Company is looking to expand into other countries by the end of 2020. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. The Company expects that the economic consequences of the COVID-19 pandemic will slow our agent growth rate and our transaction in the latter half of 2020 depending on the duration of government implemented restrictions due to the COVID-19 pandemic.

Agent Ownership

The Company maintains an equity incentive program whereby agents and brokers of eXp Realty can become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under our equity incentive program, agents and brokers who qualify are issued shares of the Company’s common stock.

The Company also administers a program whereby agents and brokers can establish a direct ownership interest in the Company as a stockholder. Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock which, as of January 2020, is now issued at a 10% discount to market on the date of issuance. This agent equity program continues to be another element in creating a culture of agent-ownership.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Real Estate Cloud Brokerage

In the fourth quarter of 2019, the Company announced its first international expansions outside of North America into Australia and the U.K. This is part of the Company’s initiative to operate as a Global Real Estate Cloud Brokerage. We look forward to our cloud campus being populated by real estate professionals from around the globe as they conduct business, collaborate with each other, and develop meaningful personal and professional relationships across borders and cultures. In addition to these new countries, the Company continues to also focus on growth in the United States. We continue to expand in Canada.

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

This also ties into one of our core values, transparency. While we strive for high satisfaction, a low or trending lower NPS is equally important to identify. The Company’s agent NPS is 70 in the second quarter of 2020. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in such parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

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

Technology Products and Services

We continue developing the core VirBELA software platform and its underlying infrastructure to accommodate for the ever-increasing use and scale required to support our eXp Realty division. In 2019, we released a new product centered on the concept of an open campus whereby small and independent organizations may utilize sub spaces as part of a larger campus similar to collaborative environments that currently exist in the physical brick and mortar world. In the first quarter of 2020, VirBELA began offering virtual events in conjunction with Event Farm. In the second quarter of 2020, VirBELA entered into a partnership with HTC VIVE, a premier virtual reality (VR) platform, to introduce VIVE Campus, a branded virtual campus to be part of a software launch in Q3 2020 in China. Given the current environment due to the COVID-19 pandemic, there is an acute need for virtual meetings and VirBELA is poised to grow with the increase in demand. Lastly, we expect to continue to service existing and new business-to-business enterprise level contracts in the coming year.

Affiliated Services

Recent acquisitions and partnerships have allowed us to begin offering to customers more products and services complimentary to our real estate brokerage business. These affiliated services include mortgage origination, title, escrow, and settlement services, which we can now provide as a more inclusive offering in addition to our brokerage services. We anticipate continued growth and investment in these service offerings in 2020; however, actual performance will depend directly on utilization by eXp Realty agents and brokers and the on-going and fluctuating government implemented restrictions due to the COVID-19 pandemic.

Results of Operations

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

	Three Months Ended	% of	Three Months Ended	% of	Change
	June 30, 2020	Revenue	June 30, 2019	Revenue	$	%

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$ 353,525	100%	$ 266,705	100%	$ 86,820	33%
Operating expenses
Commissions and other agent-related costs	319,164	90%	244,587	92%	74,577	30%
General and administrative expenses	25,155	7%	23,204	9%	1,951	8%
Sales and marketing expenses	887	-%	1,071	-%	(184)	(17)%
Total operating expenses	345,206	98%	268,862	101%	76,344	28%
Operating income (loss)	8,319	2%	(2,157)	(1)%	10,476	486%
Other expense (income)
Other expense (income), net	11	-%	(10)	-%	21	214%
Equity in losses (earnings) of unconsolidated affiliates	12	-%	-	-%	12	100%
Total other expense (income), net	23	-%	(10)	-%	33	328%
Income (loss) before income tax expense	8,296	2%	(2,147)	(1)%	10,443	486%
Income tax expense	61	-%	48	-%	13	27%
Net income (loss)	8,235	2%	(2,195)	(1)%	10,430	475%
Net loss attributable to noncontrolling interest	40	-%	-	-%	40	100%
Net income (loss) attributable to eXp World Holdings, Inc.	8,275	2%	(2,195)	(1)%	10,470	477%
Adjusted EBITDA (1)	$ 13,648	4%	$ 3,795	1%	$ 9,853	260%
Earnings per share
Basic	$ 0.12		$ (0.04)		$ 0.16	405%
Diluted	$ 0.11		$ (0.04)		$ 0.15	385%
Weighted average shares outstanding
Basic	67,756		61,526
Diluted	72,661		61,526
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $353.5 million for the three months ended June 30, 2020 compared to $266.7 million for the same period in 2019, an increase of $86.8 million, or 33%. Total revenues increased for the second quarter of 2020 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count and closed transactions compared to the same period in 2019. Additionally, the average home sale price for eXp closed transactions increased 3.8% to $297 during the three months ended June 30, 2020 from $286 for the same period in 2019.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $319.2 million for the three months ended June 30, 2020 compared to $244.5 million for the same period in 2019, an increase of $74.5 million, or 30%. Commission and other agent related costs increased primarily as a result of a higher volume of settled real estate transactions related to the increase in our agent base.

General and Administrative Expense

General and administrative expenses were $25.2 million for the three months ended June 30, 2020 compared to $23.2 million for the same period in 2019, an increase of $2 million or 8%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $1.7 million in compensation related expenses including salaries, employee benefits, and payroll taxes and processing. These increases are a result of the Company’s increase in employee and agent count compared to the prior period in 2019. This was offset by a decrease in travel expenses, $0.7 million due travel restrictions as a result of the COVID-19 pandemic.

Sales and Marketing

Sales and marketing expenses were relatively consistent at $1 million and $1.1 million for the three months ended June 30, 2020 compared to the same periods in 2019.

Other Income (Expense)

There were no significant changes in other income (expense) for the three months ended June 30, 2020 compared to the same period in 2019.

Income Tax Benefit (Expense)

There were no significant changes in income tax expenses for the three months ended June 30, 2020 compared to the same period in 2019. On March 27, 2020, Congress passed The Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”) in response to the COVID-19 pandemic. The CARES Act provides assistance to businesses in the form on loans and tax relief. At this time, the CARES Act has not materially impacted the Company’s results of operations.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	Six Months Ended	% of	Six Months Ended	% of	Change
	June 30, 2020	Revenue	June 30, 2019	Revenue	$	%

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$ 624,946	100%	$ 423,739	100%	$ 201,207	47%
Operating expenses
Commissions and other agent-related costs	562,570	90%	387,129	91%	175,441	45%
General and administrative expenses	52,015	8%	42,905	10%	9,110	21%
Sales and marketing expenses	1,831	-%	1,960	-%	(129)	(7)%
Total operating expenses	616,416	99%	431,994	102%	184,422	43%
Operating income (loss)	8,530	1%	(8,255)	(2)%	16,785	203%
Other expense (income)
Other expense (income), net	49	-%	25	-%	24	96%
Equity in losses of unconsolidated affiliates	34	-%	-	-%	34	100%
Total other expense (income), net	83	-%	25	-%	58	230%
Income (loss) before income tax expense	8,447	1%	(8,280)	(2)%	16,727	202%
Income tax expense	70	-%	212	-%	(142)	(67)%
Net income (loss)	8,377	1%	(8,492)	(2)%	16,869	199%
Net loss attributable to noncontrolling interest	63	-%	-	-%	63	100%
Net income (loss) attributable to eXp World Holdings, Inc.	8,440	1%	(8,492)	(2)%	16,932	199%
Adjusted EBITDA (1)	$ 19,376	3%	$ 3,022	1%	$ 16,354	541%
Earnings (loss) per share
Basic	$ 0.13		$ (0.14)		$ 0.27	190%
Diluted	$ 0.12		$ (0.14)		$ 0.26	185%
Weighted average shares outstanding
Basic	66,751		61,526
Diluted	72,050		61,526
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $624.9 million for the six months ended June 30, 2020 compared to $423.7 million for the same period in 2019, an increase of $201.2 million, or 47%. Total revenues increased primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count and closed transactions compared to the same period in 2019. Additionally, the average home sale price for the six month period ended June 30, 2020 for eXp closed transactions increased 7% to $294 compared to $275.7 for the same period in 2019.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $562.6 million for the six months ended June 30, 2020 compared to $387.1 million for the same period in 2019, an increase of $175.4 million, or 45%. Commission and other agent related costs increased primarily as a result of a higher volume of settled real estate transactions related to the increase in our agent base.

General and Administrative Expense

General and administrative expenses were $52.0 million for the six months ended June 30, 2020 compared to $42.9 million for the same period in 2019, an increase of $9.1 million or 21%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $6.7 million in compensation related expenses including salaries, employee benefits, and payroll taxes and processing. These increases are a direct result of the Company’s increase in employee and agent count from the prior period. Additionally, $1.4 million of the increase is from professional fees including accounting, legal, and other consulting. These expense increases are to support the Company’s sustained growth.

Sales and Marketing

Sales and marketing expenses were relatively consistent at $2.0 million for the six months ended June 30, 2020 compared to the same period in 2019.

Other Income (Expense)

There were no significant changes in other income (expense) for the six months ended June 30, 2020 compared to the same period in 2019.

Income Tax Benefit (Expense)

There were no significant changes in income tax expenses for the six months ended June 30, 2020 compared to the same period in 2019. On March 27, 2020, Congress passed The Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”) in response to the COVID-19 pandemic. The CARES Act provides assistance to businesses in the form on loans and tax relief. At this time, the CARES Act has not materially impacted the Company’s results of operations.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to Net Income (Loss), the closest comparable U.S. GAAP measure. Some of these limitations are that:

●	Adjusted EBITDA excludes stock-based compensation expense not related to the agent equity program (and related payroll tax expense) and stock option expense, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

●	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets and amortization of acquired intangible assets and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,
	2020	2019
Net income (loss)	$ 8,235	$ (2,195)
Other expense (income), net	23	(10)
Income tax expense	61	48
Depreciation & amortization expense (1)	856	534
Stock compensation expense	3,246	3,587
Stock option expense	1,227	1,831
Adjusted EBITDA	$ 13,648	$ 3,795

(1)	Note, amortization to stock payable is included in the “Other expense (income)” line item.

	Six Months Ended June 30,
	2020	2019
Net income (loss)	$ 8,377	$ (8,492)
Other expense (income), net	83	25
Income tax expense	70	212
Depreciation & amortization expense (1)	1,781	974
Stock compensation expense	6,765	7,257
Stock option expense	2,300	3,046
Adjusted EBITDA	$ 19,376	$ 3,022
(1)	Note, amortization to stock payable is included in the “Other expense (income)” line item.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations. Our ability to generate sufficient cash flow from operations or to access certain capital markets is necessary to fund our operations and capital expenditures and meet obligations as they become due.

For the six month period ended June 30, 2020, the coronavirus (“COVID-19”) has not had a material impact on our operations, and we anticipate that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our level of investment in technology and, our rate of growth into new markets. Our capital requirements may also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. Additionally, as the impact of the COVID-19 on the economy and operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing.

We currently do not hold any bank debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would likely suffer. As of June 30, 2020, our cash and cash equivalents totaled $63.6 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. We hold no marketable securities.

For the three and six month period ended June 30, 2020, we purchased shares at an aggregate purchase price of $1,682 and $11,987, respectively pursuant to our stock repurchase plan. These repurchases did not have a material effect on our liquidity or capital resources.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019	Change
Current assets	$ 136,801	$ 78,819	$ 57,982
Current liabilities	(74,583)	(41,965)	(32,618)
Net working capital	$ 62,218	$ 36,854	$ 25,364

For the six months ended June 30, 2020, net working capital increased $25.4 million, or 69%, compared to December 31, 2019 primarily due to an increase in cash generated from operations during the first half of 2020.

Cash Flows

The following table presents our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
Cash provided by operating activities	$ 46,036	$ 24,776	$ 21,261
Cash used in investment activities	(2,687)	(2,585)	(102)
Cash used in financing activities	(9,414)	(7,639)	(1,775)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(53)	96	(149)
Net change in cash, cash equivalents and restricted cash	$ 33,882	$ 14,648	$ 19,235

For the six months ended June 30, 2020, cash provided by operating activities increased $21.2 million compared to the same period in 2019. The change resulted primarily from the increased volume of our sales transactions, decrease in net losses, increase in customer deposits and participation by our agents and brokers in our Agent Equity Program and Agent Growth Incentive Program.

For the six months ended June 30, 2020, cash used in our investing activities were relatively flat compared to the prior year period.

For the six months ended June 30, 2020, the increase in cash flows used in financing activities primarily were related to the repurchase of our common stock, partially offset by proceeds received from the exercise of stock options.

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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of June 30, 2020.

In addition, no significant changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As the Company’s workforce already operates in a remote environment, there was no material impact of COVID-19 on our day-to-day operations or our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

The Company’s internal control over financial reporting was not effective as of June 30, 2020 due to the material weaknesses identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2019, described below.

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

Item 1A. RISK FACTORS

There were no material changes to the risk factors reported in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. Because of the continuing uncertainty and potential consequences of the ongoing COVID-19 pandemic, we are restating the new risk factor that we included in our last Quarterly Report.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended June 30, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
4/1/20 - 4/30/20	-	$ -	-	$ -
5/1/20 - 5/31/20	-	-	-	-
6/1/20 - 6/30/20	131,173	12.82	131,173	60,824,199
Total	131,173	$ 12.82	131,173

(1)	The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and to increase the authorization for the stock repurchase program from $25 million to $75 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020 and subsequently reinstated it in June 2020. The stock repurchase program is more fully disclosed in Note 6 – Equity of the Notes to the Condensed Consolidated Financial Statements.

Item 3.DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

Item 5.OTHER INFORMATION

On June 24, 2020, Penny Sanford, a principal stockholder, entered into a stock trading plan in accordance with the requirement specified in Rule 10b5-1 of the Securities Exchange Act of 1934 (“Rule 10b5-1 Trading Plan”). The purpose of this plan is to achieve broader diversification of investments, while reducing the risk of over concentration in a particular investment. Under the terms of the Rule 10b5-1 Trading Plan, an authorized third-party broker will sell up to an aggregate of 240,000 shares of common stock of the Company beginning in July 2020. This Rule 10b5-1 Trading Plan is scheduled to terminate no later than July 29, 2021.

Item 6.EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Appendix A to the Company’s Definitive Information Statement filed on October 9, 2018)

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2020

3.3	Amended and Restated Bylaws (incorporated by reference from Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on October 9, 2018.

10.1	2020 Independent Contractor Agreement and Agent Equity Enrollment Form

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: August 5, 2020	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)