Form 10-Q
period 2020-09-30
EXP World Holdings, Inc.
filed 2020-11-09
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Yes ☐    No ☒

There were, 69,952,115 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of September 30, 2020.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions.

Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions. Forward-looking statements include statements we make about matters such as: the economic and social effects of the COVID-19 pandemic; growth of our agent and broker base; expansion of our business into foreign markets; demand for virtual meeting places and other remote working solutions; integration of the Showcase business; development and growth of our affiliated services; future industry market conditions;; tax and interest rates;; productivity, business process, investment, operational, financial and capital projects and initiatives; changes in the regulatory environment; and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties are described under the heading “Risk Factors” in Part I, Item 1A, and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in Part II, Item 1A of this Quarterly Report.

Forward-looking statements are based on currently available operating, financial and market information and are inherently uncertain. Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Actual future results and trends may differ materially from such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as may be required by law.

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 91,871	$ 40,087
Restricted cash	22,115	6,987
Accounts receivable, net of allowance for credit losses of $1,346 and allowance for bad debt of $137, respectively	93,482	28,196
Prepaids and other assets	3,056	3,549
TOTAL CURRENT ASSETS	210,524	78,819
Property, plant, and equipment, net	6,751	5,428
Operating lease right-of-use assets	839	1,264
Other noncurrent assets	7	16
Intangible assets, net	3,521	2,677
Goodwill	10,558	8,248
TOTAL ASSETS	$ 232,200	$ 96,452

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 2,610	$ 2,593
Customer deposits	22,115	6,987
Accrued expenses	91,333	31,034
Current portion of long-term payable	1,492	916
Current portion of lease obligation - operating lease	720	435
TOTAL CURRENT LIABILITIES	118,270	41,965
Long-term payable, net of current portion	2,749	1,530
Long-term lease obligation - operating lease, net of current portion	118	829
TOTAL LIABILITIES	121,137	44,324
EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 72,321,867 issued and 69,952,115 outstanding in 2020; 66,199,308 issued and 65,273,944 outstanding in 2019	1	1
Additional paid-in capital	187,675	130,682
Treasury stock, at cost: 2,369,752 and 925,364 shares held, respectively	(29,953)	(8,623)
Accumulated deficit	(46,883)	(70,293)
Accumulated other comprehensive income	71	200
Total eXp World Holdings, Inc. stockholders' equity	110,911	51,967
Equity attributable to noncontrolling interest	152	161
TOTAL EQUITY	111,063	52,128
TOTAL LIABILITIES AND EQUITY	$ 232,200	$ 96,452

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$ 564,017	$ 282,179	$ 1,188,963	$ 705,918
Operating expenses
Commissions and other agent-related costs	517,169	259,141	1,079,739	646,270
General and administrative expenses	30,130	23,597	82,145	66,503
Sales and marketing expenses	1,495	1,083	3,326	3,043
Total operating expenses	548,794	283,821	1,165,210	715,816
Operating income (loss)	15,223	(1,642)	23,753	(9,898)
Other expense
Other expense, net	80	173	129	198
Equity in losses of unconsolidated affiliates	-	-	34	-
Total other expense, net	80	173	163	198
Income (loss) before income tax expense	15,143	(1,815)	23,590	(10,096)
Income tax expense	225	32	295	243
Net income (loss)	14,918	(1,847)	23,295	(10,339)
Net loss attributable to noncontrolling interest	52	-	115	-
Net income (loss) attributable to eXp World Holdings, Inc.	$ 14,970	$ (1,847)	$ 23,410	$ (10,339)

Earnings (loss) per share
Basic	$ 0.22	$ (0.03)	$ 0.35	$ (0.17)
Diluted	$ 0.20	$ (0.03)	$ 0.32	$ (0.17)
Weighted average shares outstanding
Basic	69,256,733	63,197,495	67,603,551	61,834,376
Diluted	75,653,407	63,197,495	73,548,056	61,834,376

Comprehensive income (loss):
Net income (loss)	$ 14,918	$ (1,847)	$ 23,295	$ (10,339)
Comprehensive loss attributable to noncontrolling interests	52	-	115	-
Net income (loss) attributable to eXp World Holdings, Inc.	14,970	(1,847)	23,410	(10,339)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax	(76)	77	(129)	140
Comprehensive income (loss) attributable to eXp World Holdings, Inc.	$ 14,894	$ (1,770)	$ 23,281	$ (10,199)

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share amounts and per share data)

(UNAUDITED)

								Accumulated
						Additional		Other
	Common Stock		Treasury Stock			Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount		Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2018	60,609,102	$ 1	-	$ -		$ 90,756	$ (60,765)	$ (11)	$ -	$ 29,981
Net loss	-	-	-	-		-	(6,296)	-	-	(6,296)
Shares issued for stock options exercised	134,260	-	-	-		216	-	-	-	216
Agent growth incentive stock compensation	136,194	-	-	-		3,669	-	-	-	3,669
Stock option compensation	-	-	-	-		1,215	-	-	-	1,215
Agent equity stock compensation	620,287	-	-	-		6,210	-	-	-	6,210
Foreign currency translation gain	-	-	-	-		-	-	15	-	15
Repurchase of common stock	-	-	357,752	(3,647)		-	-	-	-	(3,647)
Balance, March 31, 2019	61,499,843	$ 1	357,752	$ (3,647)		$ 102,066	$ (67,061)	$ 4	$ -	$ 31,363
Net loss	-	-	-	-		-	(2,195)	-	-	(2,195)
Shares issued for stock options exercised	536,613	-	-	-		690	-	-	-	690
Agent growth incentive stock compensation	149,008	-	-	-		3,587	-	-	-	3,587
Stock option compensation		-	-	-		1,831	-	-	-	1,831
Agent equity stock compensation	935,177	-	-	-		10,234	-	-	-	10,234
Foreign currency translation gain	-	-	-	-		-	-	48	-	48
Repurchase of common stock	-	-	460,093	(4,898)		-	-	-	-	(4,898)
Balance, June 30, 2019	63,120,641	$ 1	817,845	$ (8,545)		$ 118,408	$ (69,256)	$ 52	$ -	$ 40,660
Net loss	-	-	-	-		-	(1,847)	-	-	(1,847)
Shares issued for stock options exercised	1,224,756	-	-	-		646	-	-	-	646
Agent growth incentive stock compensation	878,083	-	-	-		2,603	-	-	-	2,603
Stock option compensation		-	-	-		1,060	-	-	-	1,060
Agent equity stock compensation	1,252,540	-	-	-		11,110	-	-	-	11,110
Foreign currency translation gain	-	-	-	-		-	-	77	-	77
Repurchase of common stock	-	-	968,100	(9,104)		-	-	-	-	(9,104)
Balance, September 30, 2019	66,476,020	$ 1	1,785,945	$ (17,649)		$ 133,827	$ (71,103)	$ 129	$ -	$ 45,205

								Accumulated
						Additional		Other
	Common Stock		Treasury Stock			Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount		Capital	Deficit	Income (Loss)	Interest	Equity
Balance, December 31, 2019	66,199,308	$ 1	925,364	$ (8,623)		$ 130,682	$ (70,293)	$ 200	$ 161	$ 52,128
Net income (loss)	-	-	-	-	-	-	165	-	(23)	142
Shares issued for stock options exercised	1,785,048	-	-	-	-	1,828	-	-	-	1,828
Agent growth incentive stock compensation	127,106	-	-	-		2,551	-	-	-	2,551
Stock option compensation		-	-	-		1,073	-	-	-	1,073
Agent equity stock compensation	916,528	-	-	-		8,794	-	-	-	8,794
Foreign currency translation (loss)	-	-	-	-	-	-	-	(297)	-	(297)
Repurchase of common stock	-	-	991,241	(10,305)		-	-	-	-	(10,305)
Contributions by noncontrolling interests	-	-	-	-	-	-	-	-	86	86
Balance, March 31, 2020	69,027,990	$ 1	1,916,605	$ (18,928)		$ 144,928	$ (70,128)	$ (97)	$ 224	$ 56,000
Net income (loss)	-	-	-	-		-	8,275	-	(40)	8,235
Shares issued for stock options exercised	415,241	-	-	-		639	-	-	-	639
Agent growth incentive stock compensation	207,612	-	-	-		3,346	-	-	-	3,346
Stock option compensation	-	-	-	-		1,227	-	-	-	1,227
Agent equity stock compensation	928,320	-	-	-		10,503	-	-	-	10,503
Foreign currency translation gain	-	-	-	-		-	-	244	-	244
Repurchase of common stock	-	-	131,173	(1,682)		-	-	-	-	(1,682)
Contributions by noncontrolling interests	-	-	-	-		-	-	-	20	20
Balance, June 30, 2020	70,579,163	$ 1	2,047,778	$ (20,610)		$ 160,643	$ (61,853)	$ 147	$ 204	$ 78,532
Net income (loss)	-	-	-	-		-	14,970	-	(52)	14,918
Shares issued for stock options exercised	653,023	-	-	-		2,244	-	-	-	2,244
Agent growth incentive stock compensation	468,884	-	-	-		2,980	-	-	-	2,980
Stock option compensation	-	-	-	-		1,879	-	-	-	1,879
Agent equity stock compensation	620,797	-	-	-		19,929	-	-	-	19,929
Foreign currency translation (loss)	-	-	-	-		-	-	(76)	-	(76)
Repurchase of common stock	-	-	321,974	(9,343)		-	-	-	-	(9,343)
Balance, September 30, 2020	72,321,867	$ 1	2,369,752	$ (29,953)		$ 187,675	$ (46,883)	$ 71	$ 152	$ 111,063

See Notes to the Condensed Consolidated Financial Statements

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$ 23,295	$ (10,339)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	2,403	1,381
Amortization expense - intangible assets	382	235
Amortization expense - long-term payable	152	154
Allowance for credit losses on receivables/bad debt on receivables	1,209	1
Equity in loss of unconsolidated affiliates	34	-
Agent growth incentive stock compensation expense	10,476	10,760
Stock option compensation	4,179	4,106
Agent equity stock compensation expense	39,226	27,555
Changes in operating assets and liabilities:
Accounts receivable	(66,490)	(18,611)
Prepaids and other assets	494	(745)
Customer deposits	15,128	5,384
Accounts payable	16	3
Accrued expenses	58,702	19,891
NET CASH PROVIDED BY OPERATING ACTIVITIES	89,206	39,775

INVESTING ACTIVITIES
Purchases of property, plant and equipment	$ (3,691)	$ (3,404)
Acquisition of businesses, net of cash acquired	(1,362)	(500)
Intangible assets acquired	(573)	(210)
Other investing activities	(25)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,651)	(4,114)

FINANCING ACTIVITIES
Repurchase of common stock	(21,330)	(17,649)
Proceeds from exercise of options	4,710	1,552
Transactions with noncontrolling interests	106	-
NET CASH USED IN FINANCING ACTIVITIES	(16,514)	(16,097)

Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(129)	44

Net change in cash, cash equivalents and restricted cash	66,912	19,608
Cash, cash equivalents and restricted cash, beginning balance	47,074	23,041
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 113,986	$ 42,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 676	$ 265
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease liabilities	$ 200	$ -
Lease liabilities arising from obtaining right-of-use assets	33	1,454
Property, plant and equipment purchases in accounts payable	111	30
Liabilities incurred associated with a business acquisition	1,500	-
Liabilities assumed in business acquisition	140	-
Intangible assets in accounts payable	-	140

See Notes to the Condensed Consolidated Financial Statements

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data)

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

In the fourth quarter of 2019, the Company made capital contributions in consideration for an ownership interest in First Cloud Investment Group, LLC (“First Cloud”), a Nevada limited liability company, with the remaining ownership interest held by certain independent agents and brokers. First Cloud was organized for the purpose of managing IntroLend First Cloud, LLC (“IntroLend First Cloud”), a Delaware limited liability company and an indirect subsidiary of the Company that provides mortgage origination for end-consumers. Under the terms of the operating agreement, the Company will maintain 50% equity ownership interest in First Cloud. During the start-up phase, eXp holds an interest in First Cloud greater than 50%. As eXp agents invest in First Cloud, agents’ interests will increase until the interest for both eXp and the aggregate agents’ interests each equal 50%. Refer to Note 13 – Variable Interest Entities for more information.

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020 (“2019 Annual Report”). The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 are reported in thousands, whereas the Company’s consolidated financial statements as of and for the year ended December 31, 2019 were reported in whole dollars in the 2019 Annual Report.

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of eXp World Holdings, Inc., its wholly-owned subsidiaries, and those entities where the Company has greater than 50% ownership or where the Company exercises control over the operations. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or exercises control over the operations and has less than 50% ownership, it will use the equity method or the cost method of accounting for investments. The Company uses the equity method of accounting for entities in which the Company holds a 50% or less investment and exercises significant influence. Entities in which the Company has less than a 20% investment and where the Company does not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation. See Note 13 – Variable Interest Entities.

Noncontrolling Interest

The Company determined that First Cloud is a variable interest entity (“VIE”), as the Company is the primary beneficiary that has both the power to direct the activities that most significantly impact the VIE and a variable interest that potentially could be significant to the VIE. The Company treats the interest in First Cloud that it does not own as noncontrolling interest. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interest, as shown in the condensed consolidated statements of comprehensive income (loss). The noncontrolling interest balance in the condensed consolidated balance sheets represents the proportional share of the equity of the joint venture entity, which is attributable to the minority shareholders.

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

Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$ 40,087	$ 20,538
Restricted cash	6,987	2,503
Total cash, cash equivalents, and restricted cash, beginning balance	$ 47,074	$ 23,041

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$ 91,871	$ 34,736
Restricted cash	22,115	7,913
Total cash, cash equivalents, and restricted cash, ending balance	$ 113,986	$ 42,649

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

Software subscription and professional services revenue accounts for less than 1% of all revenue for the three and nine months ended September 30, 2020 and 2019.

The Company does not currently collect sales and use taxes on fees from agents and brokers and assumes responsibility to pay these costs to the appropriate taxing authorities.

Disaggregated revenue

The Company primarily operates as a real estate brokerage firm. The vast majority of the Company’s revenue is derived from providing a single service, real estate brokerage services, to purchasers and sellers of homes in the U.S. See Note 12 – Segment information for details regarding segment and geographic information.

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

The Company analyzed uncollectable accounts for the three categories of receivables and concluded that only agent non-commission based fees receivables and agent short-term advances carry any risk of expected credit losses. Current economic conditions and forecasts of future economic conditions do not affect expected credit losses of or uncollectable real estate property settlements. The collection of these payments is in-substance guaranteed because they represent commission payments on closed transactions, and the Company has no historical experience or expectation of losses related to these receivables. Receivables from real estate property settlements totaled $90,981 as of September 30, 2020. As of September 30, 2020, agent non-commission based fees receivable and short-term advances totaled $3,847, of which the Company recognized expected credit losses of $1,346.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

Changes in the allowance were not material for the three and nine months ended September 30, 2020.

4.PLANT, PROPERTY AND EQUIPMENT, NET

Fixed assets, net consisted of the following:

	September 30, 2020	December 31, 2019
Computer hardware and software	$ 11,890	$ 8,431
Furniture, fixture, and equipment	20	21
Total depreciable property and equipment	11,910	8,452
Less: accumulated depreciation	(5,845)	(3,378)
Depreciable property, net	6,065	5,074
Assets under development	686	354
Property, plant and equipment, net	$ 6,751	$ 5,428

For the three months ended September 30, 2020 and 2019, depreciation expense was $852 and $559, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense was $2,403 and $1,381, respectively.

5.GOODWILL AND INTANGIBLE ASSETS

Goodwill was $10,558 as of September 30, 2020 and $8,248 as of December 31, 2019.

On July 31, 2020, the Company acquired Showcase Web Sites, LLC (“Showcase”) for total consideration of $3.0 million, including goodwill of $2.3 million. The Showcase acquisition has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired, and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill. Goodwill generated from the acquisition is primarily attributable to an assembled workforce and planned expansion of Showcase into new markets.

Due to the ongoing COVID-19 pandemic, the Company assessed the current economic environment and its goodwill for impairment during the nine months ended September 30, 2020. The current assessment combined with the performance and expected forecast in relation to the results of the annual impairment test performed for 2019 indicated that it was not more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	September 30, 2020			December 31, 2019
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 1,446	$ (214)	$ 1,232	$ 1,169	$ (127)	$ 1,042
Existing technology	1,267	(288)	979	559	(99)	460
Non-competition agreements	125	(77)	48	125	(45)	80
Customer relationships	980	(135)	845	740	(80)	660
Software	225	-	225	225	-	225
Licensing agreement	210	(18)	192	210	-	210
Total intangible assets	$ 4,253	$ (732)	$ 3,521	$ 3,028	$ (351)	$ 2,677

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2020 and 2019 was $152 and $83, respectively. Amortization expense for definite-lived intangible assets for the nine months ended September 30, 2020 and 2019 was $382 and $235, respectively.

In connection with the Showcase acquisition, the Company acquired identifiable intangible assets. The purchase price allocation to identifiable intangible assets acquired were valued at a total of $652, including $277 for tradename, $135 for existing technology, and $240 for customer contracts.

The allocation of the fair value of the acquired business was based on preliminary valuations of the estimated net fair value of the assets acquired. The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the acquisition date of July 31, 2020).

6.EQUITY

As of September 30, 2020, the Company had 72,321,867 shares of common stock issued and 69,952,115 shares outstanding.

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

During the three months ended September 30, 2020 and 2019, the Company issued approximately 620,797 and 1,252,540 shares of common stock, respectively, to agents and brokers for $19,929 and $11,110, respectively, net of discount. During the nine months ended September 30, 2020 and 2019, the Company issued approximately 2,465,645 and 2,808,004 shares of common stock, respectively, to agents and brokers for $39,226 and $27,554, respectively, net of discount.

Agent Growth Incentive Program

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. The incentive program encourages greater performance and awards agents with common stock based on achievement of performance milestones. Awards typically vest after performance benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are based on a fixed-dollar amount of shares based on the achievement of performance metrics. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the performance metric is achieved. For the three months ended September 30, 2020, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $3,711, of which the total amount of stock compensation attributable to liability classified awards was $731. For the nine months ended September 30, 2020, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $10,476, of which the total amount of stock compensation attributable to liability classified awards was $2,256. Stock compensation expense related to the Agent Growth Incentive Program is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

The following table illustrates changes in the Company’s stock compensation liability for the nine months ended September 30, 2020:

Balance, December 31, 2019	$ 277
Stock grant liability increase at March 31, 2020	1,042
Stock grants reclassified from liability to equity at March 31, 2020	(75)
Stock grant liability increase at June 30, 2020	483
Stock grants reclassified from liability to equity at June 30, 2020	(582)
Stock grant liability increase at September 30, 2020	731
Balance, September 30, 2020	$ 1,876

Stock Option Awards

During the three and nine months ended September 30, 2020, the Company granted 1,117,708 and 1,516,751 stock options, respectively, to employees with an estimated grant date fair value of $21.39 and $18.32 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

On July 31, 2020, the Compensation Committee of the Company’s Board of Directors approved compensation changes for Glenn Sanford, Chief Executive Officer and Chairman of the Board of the Company. The Board-approved compensation package is composed of two option grants, each for 500,000 options. One of the 500,000 option grants for common stock in eXp subject to the terms of the Company’s 2015 Equity Incentive Plan, as amended, that shall vest monthly over three years. An additional 500,000 options to be granted subject to the terms of the Company’s 2015 Equity Incentive Plan, as amended, vesting quarterly over three years subject to certain performance metrics.

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

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. During the three and nine months ended September 30, 2020, the Company repurchased 321,974 and 1,444,388 shares, respectively, of common stock at a total cost of $9,343 and $21,330, respectively. These shares are considered issued but not outstanding.

7.EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on net income (loss) attributable to eXp shareholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options. The Company uses the if-converted method to reflect the potential dilutive effect of the stock settled consideration in connection with the VirBELA acquisition.

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common stock	$ 14,970	$ (1,847)	$ 23,410	$ (10,339)
Denominator:		-
Weighted average shares - basic	69,256,733	63,197,495	67,603,551	61,834,376
Weighted average shares - diluted	75,653,407	63,197,495	73,548,056	61,834,376
Earnings (loss) per share:		-
Earnings (loss) per share attributable to common stock- basic	$ 0.22	$ (0.03)	$ 0.35	$ (0.17)
Earnings (loss) per share attributable to common stock- diluted	0.20	(0.03)	0.32	(0.17)

Total outstanding shares of common stock for the three months ended September 30, 2020 excluded 78,311 shares from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Total outstanding shares of common stock for the nine months ended September 30, 2020 excluded 77,363 shares from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

As of September 30, 2020 and December 31, 2019, the fair value of the Company’s money market funds was $33,378 and $18,281, respectively.

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

Included below is other information regarding leases for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other information
Operating lease expense	$ 103	$ 77	$ 328	$ 136
Short-term lease expense	2	6	12	21
Cash paid for operating leases	103	77	327	136
Weighted-average remaining lease term (years) – operating leases (1)	3.8	3	3.8	3
Weighted-average discount rate – operating leases	4.851%	4.850%	4.851%	4.850%
(1)	The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

As of September 30, 2020, maturities of lease liabilities by fiscal year were as follows:

Remaining 2020	$ 124
2021	311
2022	282
2023	165
2024	5
2025 and thereafter	6
Total lease payments	893
Less: interest	(54)
Total operating lease liabilities	$ 839

10.DEBT

The Company issued unsecured promissory notes in the aggregate principal amount of $1.5 million in connection with the Showcase acquisition in July 2020. The promissory notes accrue interest of 8% per annum, and interest is payable monthly beginning six months after the closing date.

The first installment payment of outstanding principal in the amount of $0.5 million is due on July 31, 2021, the first anniversary of the closing date, with the second installment payment for the remaining $1.0 million of outstanding principal payable on July 31, 2022, the second anniversary of the closing date.

11.INCOME TAXES

The Company’s quarterly tax provision is based upon an estimated annual effective tax rate. The Company’s provision for income taxes has not been historically significant to the business as the Company has incurred operating losses to date. The company has non-U.S. activities and is subject to local country income tax. The provision for income taxes consists primarily of state taxes in jurisdictions in which the Company conducts business.

The Company’s provision for income taxes was $0.23 million and $0.30 million for the three and nine months ended September 30, 2020, respectively, with an effective tax rate of 1.38% and 1.22%, respectively, and $0.03 million and $0.24 million for the three and nine months ended September 30, 2019, respectively, with an effective tax rate of (2.29)% and (2.51)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

12.SEGMENT INFORMATION

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

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represents 99.7% and 99.9% of the total revenue of the Company for the nine months ended September 30, 2020 and 2019, respectively. The real estate brokerage business represents 96.5% and 95.8% of the total assets of the Company as of September 30, 2020 and December 31, 2019, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through First Cloud and eXp Silverline are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total net income (loss) or total assets as of September 30, 2020.

The Company aggregates the identified operating segments for reporting purposes.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the fourth quarter of 2019, the Company expanded operations into the UK and Australia.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities. For the nine months ended September 30, 2020 and 2019, approximately 5% and 2%, respectively, of the Company’s total revenue was generated outside of the U.S. Assets held outside of the U.S. were 7% and 9% as of September 30, 2020 and December 31, 2019

The Company’s technology services and affiliated services are currently provided primarily in the U.S.

13.VARIABLE INTEREST ENTITIES

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

The financial information of First Cloud is presented below.

	September 30, 2020	December 31, 2019
Assets
Cash	$ 337	$ 424
Prepaids and other assets	18	2
Total assets	$ 355	$ 426

Liabilities & Equity
Membership interests payable	52	45
Accounts payable	18	15
Total liabilities	70	60
Total equity	285	366
Total liabilities & equity	$ 355	$ 426

	Nine Months Ended September 30,
	2020	2019
Revenues	$ 122	$ -
Expenses	353	-
Net loss	$ (231)	$ -

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Item 1 A. – Risk Factors” in our Annual Report on Form 10- K for the fiscal year ended December 31, 2019 filed with the SEC on March 12, 2020 (“2019 Annual Report”), and Part II, “Item 1A. – Risk Factors” in this Quarterly Report for a discussion of certain risks, uncertainties and assumptions associated with these statements. All dollar amounts are in thousands except share amounts and per share data and as otherwise noted.

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

For the first half of 2020, the COVID-19 pandemic materially and adversely affected businesses worldwide. The magnitude and duration of the impact from COVID-19 are not fully known and cannot be reasonably estimated. While the pandemic has been ongoing for much of the fiscal year, there is still significant volatility and uncertainty surrounding the outlook of the global economy. The impact to the Company for the nine months ended September 30, 2020 has been less significant than anticipated. We believe that once COVID-19 is further contained the economy will continue to rebound depending on the continued pace, rate, and effectiveness of lifting public health restrictions on businesses and individuals and how quickly people become comfortable engaging in public activities.

According to the National Association of Realtors (“NAR”), as of August 2020 the housing market is past the recovery phase from the initial downturn during the beginnings of the COVID-19 pandemic. Current home sales are now at pre-pandemic level which is due to significant increase in demand. The sizable shift to remote work, which has led to current homeowners looking for larger homes and vacation homes, and the continued historic low interest rates have accelerated housing demand. These low mortgage rates are also allowing more buyers to enter the market. According to the NAR housing statistics, existing home sales continued to increase for the fourth consecutive month as of September 2020 with the existing-home median price growing 15% year of year. Historically, home sales experience a seasonal decline during the last four months of the year, however this September home sales increased breaking with the historical pattern. The NAR reported that pending home sales continued to increase for the fourth consecutive month of positive contract activity. The index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos. However, given the overall uncertainty of the global pandemic, we continue to monitor and assess any potential impacts of the pandemic on our business, results of operations and financial condition as well as recognize the uncertainty inherent in the NAR forecast.

The Company is positioned to continue to grow in light of a series of fluctuations in economic activity and is performing better than expected throughout the current year. However, depending on the continued course of the COVID-19 pandemic, specifically in key areas of operations, it is too early to predict the full extent of the effects the COVID-19 pandemic will have on our Company moving into the end of 2020 and into 2021.

Inventory

Prior to September 30, 2020 increased demand and low mortgage rates caused inventory levels to decline to record lows. With government implemented actions in response to COVID-19, fewer individuals are listing their homes and construction of new homes has slowed. Due to these factors, year over year inventory has decreased further. According to the NAR, inventory of existing homes for sale in the U.S. was 1.5 million as of September 2020 (preliminary) compared to 1.8 million at the end of September 2019. The NAR indicated the need for new home construction due to the high demand of homes and the record-low inventory levels.

Mortgage Rates

According to the NAR, mortgage rates on commitments for 30-year, conventional, fixed-rate mortgages averaged 3.0% for the third quarter of 2020, compared to 3.7% for the third quarter of 2019. Mortgage rates are forecasted to decrease to 2.9% throughout 2020 and increase minimally to 3.2% in 2021. Mortgage rates are expected to remain low through 2021. Low mortgage rates are expected to continue to contribute to overall high demand for home-buying.

Housing Affordability Index

Also, according to the NAR, the composite housing affordability index decreased to 158.9 for August 2020 (preliminary) from 159.9 for August 2019. The housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The favorable housing affordability index is due to favorable mortgage rate conditions. However, as housing prices continue to climb due to low inventory and high demand, and the increase in the unemployment rate compared to prior year it is still too early to predict the extent of the effects of these factors and the ongoing COVID-19 pandemic will have on unemployment and housing affordability.

Home Sales Transactions

According to the NAR, existing home sale transactions for September 2020 (preliminary) increased to 6.5 million compared to 5.4 million for September 2019. For the nine months ended September 30, 2020, eXp Realty settled home sales units were 156,927 (whole units) resulting in sales volume of $47.6 billion. Our home sale transactions growth was directly related to the growth of our agent base, which increased 56% from 23,034 agents the prior comparative period. The NAR anticipates transactions to continue with pace however due to low inventory level recovery may not be sustainable.

Existing Home Sales Price

According to the NAR, nationwide existing home sales average price for September 2020 (preliminary) was $312 compared to $272 in September 2019. During this same period, eXp Realty homes sales price averaged $313 in the third quarter of 2020 compared to $289 in the third quarter of 2019. Due to low supply and high demand, the average sale price is expected to increase through 2021. However, it is still too early to predict the extent of the effects of the ongoing COVID-19 pandemic will have on home sales prices.

Continued Accelerated Growth

Our strength is attracting real estate agent and broker professionals that have contributed to our growth. As of September 30, 2020, we have grown our agent and broker base 56% to 35,877 agents and brokers compared to 23,034 as of September 30, 2019.

The following table sets forth the number of transactions, sales volume and commission revenue earned on real estate transactions:

Nine Months Ended September 30,
(in thousands, except transactions)
2020			2019			Change
Transactions	Volume	Revenue	Transactions	Volume	Revenue	Transactions	Volume	Revenues
156,927	$ 47,562,826	$ 1,188,963	96,711	$ 27,175,325	$ 705,918	60,216	$ 20,387,501	$ 483,045

We continue to increase our presence in the United States and Canada through the execution of our growth strategies, and in the fourth quarter of 2019, we expanded operations to the U.K. and Australia. The Company is expecting to expand into other countries, including Mexico, South Africa, France, India, and Portugal, by the end of 2020. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. The Company’s agent base and transactions have not been significantly impacted throughout the global COVID-19 pandemic, however the full effect on these factors will continue to depend on the duration and severity of the COVID-19 pandemic.

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

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Real Estate Cloud Brokerage

In the fourth quarter of 2019, the Company announced its first international expansion outside of North America into Australia and the U.K. During the third quarter of 2020, the Company announced its intention to expand its operations into France, India, Mexico, Portugal and South Africa by the end of the fiscal year, and, subsequent to quarter-end, the Company announced its entry into South Africa. In addition to these new countries, the Company continues to also focus on growth in the United States and in Canada.

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

This also ties into one of our core values, transparency. While we strive for high satisfaction, a low or trending lower NPS is equally important to identify. The Company’s agent NPS is 73 in the third quarter of 2020. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in such parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

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

Technology Products and Services

We continue developing the core VirBELA software platform and its underlying infrastructure to accommodate for the increasing use and scale required to support our eXp Realty division. In 2019, we released a new product centered on the concept of an open campus whereby small and independent organizations may utilize sub spaces as part of a larger campus similar to collaborative environments that currently exist in the physical brick and mortar world. In the first quarter of 2020, VirBELA began offering virtual events in conjunction with Event Farm Given the current environment due to the COVID-19 pandemic, there is an acute need for virtual meetings. For the period ended September 30, 2020, VirBELA has seen an increase in demand for virtual events and collaborative spaces for remote teams and as a result has introduced new products and features including, an expo hall, a concert stage for virtual entertainment, VR support for

Oculus Rift and HTC VIVE, and screen sharing and video chat capabilities. Lastly, we expect to continue to service existing and new business-to-business enterprise level contracts in the coming year.

On July 31, 2020, the Company acquired the equity ownership interests in Showcase Web Sites, L.L.C. (“Showcase”) for cash consideration of $1.5 million and promissory notes in the aggregate principal amount of $1.5 million (the “Showcase Acquisition”). Showcase is a technology company focused on agent website and consumer real estate portal technology. With this acquisition, the Company will be able to strategically focus on creating consumer home-search technology for utilization by our independent agents and brokers, as well as continued services offerings to third party clients of Showcase.

Affiliated Services

Recent acquisitions and partnerships have allowed us to begin offering to customers more products and services complimentary to our real estate brokerage business. These affiliated services include mortgage origination, title, escrow, and settlement services, which we can now provide as a more inclusive offering in addition to our brokerage services. We anticipate continued growth and investment in these service offerings through 2020; however, actual performance will depend directly on utilization by eXp Realty agents and brokers and the on-going and fluctuating government implemented restrictions due to the COVID-19 pandemic.

Results of Operations

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

	Three Months Ended	% of	Three Months Ended	% of	Change
	September 30, 2020	Revenue	September 30, 2019	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 564,017	100%	$ 282,179	100%	$ 281,838	100%
Operating expenses
Commissions and other agent-related costs	517,169	92%	259,141	92%	258,028	100%
General and administrative expenses	30,130	5%	23,597	8%	6,533	28%
Sales and marketing expenses	1,495	-%	1,083	-%	412	38%
Total operating expenses	548,794	97%	283,821	101%	264,973	93%
Operating income (loss)	15,223	3%	(1,642)	(1)%	16,865	1027%
Other expense
Other expense, net	80	-%	173	-%	(93)	54%
Total other expense, net	80	-%	173	-%	(93)	54%
Income (loss) before income tax expense	15,143	3%	(1,815)	(1)%	16,958	934%
Income tax expense	225	-%	32	-%	193	603%
Net income (loss)	14,918	3%	(1,847)	(1)%	16,765	908%
Net loss attributable to noncontrolling interest	52	-%	-	-%	52	-%
Net income (loss) attributable to eXp World Holdings, Inc.	14,970	3%	(1,847)	(1)%	16,817	911%
Adjusted EBITDA (1)	$ 21,818	4%	$ 3,563	1%	$ 18,255	512%
Earnings (loss) per share
Basic	$ 0.22		$ (0.03)		$ 0.25	833%
Diluted	$ 0.20		$ (0.03)		$ 0.23	767%
Weighted average shares outstanding
Basic	69,256,733		63,197,495
Diluted	75,653,407		63,197,495
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $564.0 million for the three months ended September 30, 2020 compared to $282.2 million for the same period in 2019, an increase of $281.8 million, or 100%. Total revenues increased for the third quarter of 2020 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count and closed transactions compared to the same period in 2019. Additionally, the average home sale price for eXp closed transactions increased 8% to $313 during the three months ended September 30, 2020 from $289 for the same period in 2019.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $517.2 million for the three months ended September 30, 2020 compared to $259.1 million for the same period in 2019, an increase of $258.0 million, or 100%. Commission and other agent related costs increased primarily as a result of a higher volume of settled real estate transactions related to the increase in our agent base.

General and Administrative Expense

General and administrative expenses were $30.1 million for the three months ended September 30, 2020 compared to $23.6 million for the same period in 2019, an increase of $6.5 million or 28%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $4.2 million in compensation related expenses including salaries, employee benefits, and payroll taxes and processing, an increase of $0.9 million in computer and software expenses, and an increase of $1.0 million in stock compensation expense These increases are a result of the Company’s increase in employee and agent count and an increase in our stock price compared to the prior period in 2019. This was offset by a decrease in travel expenses, $0.3 million due travel restrictions as a result of the COVID-19 pandemic.

Sales and Marketing

Sales and marketing expenses were relatively consistent at $1.5 million and $1.1 million for the three months ended September 30, 2020 compared to the same period in 2019.

Other Income (Expense)

There were no significant changes in other income (expense) for the three months ended September 30, 2020 compared to the same period in 2019.

Income Tax Benefit (Expense)

There were no significant changes in income tax expenses for the three months ended September 30, 2020 compared to the same period in 2019. During the third quarter of 2020, the Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”) did not materially impact the Company’s results of operations.

Nine months Ended September 30, 2020 compared to the Nine months Ended September 30, 2019

	Nine Months Ended	% of	Nine Months Ended	% of	Change
	September 30, 2020	Revenue	September 30, 2019	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,188,963	100%	$ 705,918	100%	$ 483,045	68%
Operating expenses
Commissions and other agent-related costs	1,079,739	91%	646,270	92%	433,469	67%
General and administrative expenses	82,145	7%	66,503	9%	15,642	24%
Sales and marketing expenses	3,326	-%	3,043	-%	283	9%
Total operating expenses	1,165,210	98%	715,816	101%	449,394	63%
Operating income (loss)	23,753	2%	(9,898)	(1)%	33,651	340%
Other expense
Other expense, net	129	-%	198	-%	(69)	(35)%
Equity in losses of unconsolidated affiliates	34	-%	-	-%	34	100%
Total other expense, net	163	-%	198	-%	(35)	(18)%
Income (loss) before income tax expense	23,590	2%	(10,096)	(1)%	33,686	334%
Income tax expense	295	-%	243	-%	52	22%
Net income (loss)	23,295	2%	(10,339)	(1)%	33,634	325%
Net loss attributable to noncontrolling interest	115	-%	-	-%	115	100%
Net income (loss) attributable to eXp World Holdings, Inc.	23,410	2%	(10,339)	(1)%	33,749	326%
Adjusted EBITDA (1)	$ 41,193	3%	$ 6,584	1%	$ 34,609	526%
Earnings (loss) per share
Basic	$ 0.35		$ (0.17)		$ 0.52	306%
Diluted	$ 0.32		$ (0.17)		$ 0.49	288%
Weighted average shares outstanding
Basic	67,603,551		61,834,376
Diluted	73,548,056		61,834,376
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $1,189.0 million for the nine months ended September 30, 2020 compared to $705.9 million for the same period in 2019, an increase of $483.0 million, or 68%. Total revenues increased primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count and closed transactions compared to the same period in 2019. Additionally, the average home sale price for the nine-month period ended September 30, 2020 for eXp closed transactions increased 8% to $303 compared to $281 for the same period in 2019.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $1,079.7 million for the nine months ended September 30, 2020 compared to $646.3 million for the same period in 2019, an increase of $433.5 million, or 67%. Commission and other agent related costs increased primarily as a result of a higher volume of settled real estate transactions related to the increase in our agent base.

General and Administrative Expense

General and administrative expenses were $82.1 million for the nine months ended September 30, 2020 compared to $66.5 million for the same period in 2019, an increase of $15.6 million or 24%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $10.9 million in compensation related expenses including salaries, employee benefits, and payroll taxes and processing. $1.9 million in professional services, and $1.9 million in computer and software expenses. These increases are a direct result of the Company’s increase in employee and agent count from the prior period. These expense increases are to support the Company’s sustained growth.

Sales and Marketing

Sales and marketing expenses were relatively consistent at $3.0 million for the nine months ended September 30, 2020 compared to the same period in 2019.

Other Income (Expense)

There were no significant changes in other income (expense) for the nine months ended September 30, 2020 compared to the same period in 2019.

Income Tax Benefit (Expense)

There were no significant changes in income tax expenses for the nine months ended September 30, 2020 compared to the same period in 2019. At this time, the CARES Act has not materially impacted the Company’s results of operations.

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

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,
	2020	2019
Net income (loss)	$ 14,918	$ (1,847)
Other expense, net	80	173
Income tax expense	225	32
Depreciation & amortization expense (1)	1,005	642
Stock compensation expense	3,711	3,503
Stock option expense	1,879	1,060
Adjusted EBITDA	$ 21,818	$ 3,563

(1)	Note, amortization to stock payable is included in the “Other expense (income)” line item.

	Nine Months Ended September 30,
	2020	2019
Net income (loss)	$ 23,295	$ (10,339)
Other expense, net	163	198
Income tax expense	295	243
Depreciation & amortization expense (1)	2,785	1,616
Stock compensation expense	10,476	10,760
Stock option expense	4,179	4,106
Adjusted EBITDA	$ 41,193	$ 6,584
(1)	Note, amortization to stock payable is included in the “Other expense (income)” line item.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations. Our ability to generate sufficient cash flow from operations or to access certain capital markets is necessary to fund our operations and capital expenditures and meet obligations as they become due.

As of September 30, 2020, our cash and cash equivalents totaled $91.9 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. We hold no marketable securities.

For the nine month period ended September 30, 2020, the COVID-19 pandemic has not had a material impact on our operations, and we anticipate that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our level of investment in technology and, our rate of growth into new markets. Our capital requirements may also be affected by factors which we cannot control such as the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. Additionally, as the impact of the COVID-19 on the economy and operations evolves, we will continuously assess our liquidity needs. In the event of a sustained market deterioration, we may need or seek advantageously to obtain additional funding through equity or debt financing.

We currently do not hold any bank debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would likely suffer.

The Company issued unsecured promissory notes in the aggregate principal amount of $1.5 million in connection with the Showcase acquisition in July 2020. The promissory notes accrue interest of 8% per annum, and interest is payable monthly beginning six months after the closing date.

The first installment payment of outstanding principal in the amount of $0.5 million is due on July 31, 2021, the first anniversary of the closing date, with the second installment payment for the remaining $1.0 million of outstanding principal payable on July 31, 2022, the second anniversary of the closing date.

For the three- and nine-month periods ended September 30, 2020, we purchased shares at an aggregate purchase price of $9,343 and $21,330, respectively pursuant to our stock repurchase plan. These repurchases did not have a material effect on our liquidity or capital resources.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019	Change
Current assets	$ 210,524	$ 78,819	$ 131,705
Current liabilities	(118,270)	(41,965)	(76,305)
Net working capital	$ 92,254	$ 36,854	$ 55,400

For the nine months ended September 30, 2020, net working capital increased $55.4 million, or 150%, compared to December 31, 2019 primarily due to an increase in cash generated from operations for the period ended September 30,2020.

Cash Flows

The following table presents our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
Cash provided by operating activities	$ 89,206	$ 39,775	$ 49,431
Cash used in investment activities	(5,651)	(4,114)	(1,537)
Cash used in financing activities	(16,514)	(16,097)	(417)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(129)	44	(173)
Net change in cash, cash equivalents and restricted cash	$ 66,912	$ 19,608	$ 47,304

For the nine months ended September 30, 2020, cash provided by operating activities increased $49.4 million compared to the same period in 2019. The change resulted primarily from the increased volume of our sales transactions, decrease in net losses, increase in customer deposits and participation by our agents and brokers in our Agent Equity Program and Agent Growth Incentive Program.

For the nine months ended September 30, 2020, cash used in our investing activities were relatively flat compared to the prior year period.

For the nine months ended September 30, 2020, the increase in cash flows used in financing activities primarily were related to the repurchase of our common stock, partially offset by proceeds received from the exercise of stock options.

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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of September 30, 2020.

In addition, no significant changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As the Company’s workforce already operates in a remote environment, there was no material impact of COVID-19 on our day-to-day operations or our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

The Company’s internal control over financial reporting was not effective as of September 30, 2020 due to the material weaknesses identified in connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2019, described below.

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

Item 1A. RISK FACTORS

There were no material changes to the risk factors reported in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020. Because of the continuing uncertainty and potential consequences of the ongoing COVID-19 pandemic, we are restating the risk factor that we included in our Quarterly Report for the quarterly period ended March 31, 2020.

The coronavirus (“COVID-19”) pandemic may have a material adverse effect on our businesses, financial condition, and results of operations.

The COVID-19 pandemic is having a profound effect on the global economy and financial markets. In the United States and abroad, governments continue to react to this evolving public health crisis by, among other actions, recommending or requiring the avoidance of gatherings of people or significantly or entirely curtailing activities categorized as non-essential. This unprecedented situation has created considerable risks and uncertainties for the U.S. real estate services industry in general and for the Company in particular, including those arising from the potential adverse effects on the economy as well as risks related to employees, independent agents, and consumers. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the extent and duration of the spread of the outbreak, the extent of governmental regulation (including, but not limited to, mandated “shelter in place” or other regulations that, for example, preclude or strictly limit open houses or in-person showings of properties), the impact on capital and financial markets and the related impact on consumer confidence and spending, and the magnitude of the financial and operational consequences to our agents and brokers, all of which are highly uncertain and cannot be predicted.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended September 30, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/20 - 7/31/20	165,967	$ 17.76	165,967	$ 60,658,232
8/1/20 - 8/31/20	87,055	34.24	87,055	60,571,177
9/1/20 - 9/30/20	68,952	41.17	68,952	60,502,225
Total	321,974	$ 31.06	321,974

(1)	The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and to increase the authorization for the stock repurchase program from $25 million to $75 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020 and subsequently reinstated it in June 2020. The stock repurchase program is more fully disclosed in Note 6 – Equity of the Notes to the Condensed Consolidated Financial Statements.

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

eXp World Holdings, Inc.
(Registrant)

Date: November 9, 2020	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)