Form 10-K
period 2020-12-31
EXP World Holdings, Inc.
filed 2021-03-11
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-38493

EXP WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

2219 Rimland Drive, Suite 301

Bellingham, WA 98226

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (360) 685-4206

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	EXPI	NASDAQ

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

Based on the registrant’s closing price of $17.05 as quoted on the NASDAQ on June 30, 2020, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp World Holdings, Inc. was approximately $493.3 million.

The number of shares of the registrant’s $0.00001 par value common stock outstanding as of January 29, 2021 was 144,343,659.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Form 10‑K. Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are incorporated into Part I, Item 1, and Part II, Item 7, of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report and our other public filings contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions of future events. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A, “Risk Factors”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Item 9A. “Controls and Procedures – Inherent Limitations on Effectiveness of Controls”.

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

eXp World Holdings, Inc. (“eXp”, or, collectively with its subsidiaries, the “Company”, “we”, “us”, or “our”) owns and operates a cloud-based real estate brokerage and a technology platform business that enables a variety of businesses to operate remotely. Our real estate brokerage is now one of the largest and fastest growing real estate brokerage companies in the United States by agent count, and recently began to expand internationally. Our technology platform business develops and uses immersive technologies that enable and support virtual workplaces. This unique enabling platform helps businesses increase their effectiveness and reduce costs from operating in traditional “brick and mortar” office spaces.

The following are changes in our business in the most recent fiscal year:

Real Estate Brokerage – In addition to our operations throughout the United States of America (U.S.), the United Kingdom (U.K.), Australia, and most of the Canadian provinces, we expanded operations into South Africa, Portugal, France, Mexico, and India during 2020. Except for certain employees who hold active real estate licenses, virtually all of our real estate professionals are independent contractors.

In November 2020, we launched eXp Commercial, LLC and its subsidiaries within the commercial real estate brokerage space in the U.S. Our commercial real estate brokerage operations are currently in a nascent state.

Technology Products and Services – On July 31, 2020, the Company acquired the equity ownership interests in Showcase Web Sites, L.L.C. (“Showcase”) for cash consideration and promissory notes. Showcase is a technology company focused on agent website and consumer real estate portal technology. With this acquisition, the Company will be able to strategically focus on creating consumer home-search technology for utilization by our independent agents and brokers, as well as continued services offerings to third party clients of Showcase.

In addition to servicing their current customer bases, our technology products and services businesses are integral to the support, growth, and development of our real estate brokerage operations.

Multimedia Personal Development Products and Services – On December 4, 2020, the Company acquired the equity ownership interests in Success Enterprises LLC (“Success”) and its related media properties, including SUCCESS® print magazine, SUCCESS.com, SUCCESS® newsletters, podcasts, digital training courses and affiliated social media accounts across platforms for cash consideration. With the addition of Success, the Company intends to blend its technology and content to enhance the personal development platform for entrepreneurs and sales professionals.

Details regarding the development of our businesses prior to 2020 are incorporated by reference herein from Part I of our Annual Report on Form 10-K dated March 12, 2020 (Commission File No. 001-38493).

Operations and Revenue Streams

Our operations support the purchase and sale of homes through leveraging innovative technologies and integrated services.

In our current state, almost all of our revenue and profit or loss are generated by our cloud-based real estate brokerage and wholly-owned subsidiary, eXp Realty, LLC (“eXp Realty”). Because we do not have significant standalone contributions of revenue and profit or loss from our other businesses, we operate and manage the Company as one business unit. In the future, we believe there is strong potential for multiple significant revenue and profit opportunities that may be organized into distinct business units in order to increase our management effectiveness. Over the long term, we envision owning and operating a diversified portfolio of service based businesses whose operations benefit substantially from utilizing our enabling technology platform.

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

●	Provide the opportunity for homebuyers to successfully experience home ownership and for homeowners to realize the best outcomes possible through the sale of their homes. Our licensed agents and brokers primarily use our proprietary cloud-based transaction processing and home search and tour tools to help homebuyers find, visit and close on the house that meets their needs, and to help homeowners efficiently market and sell their homes without the effort—and additional costs—associated with the typical home selling process.
●	Provide a business opportunity for our agents and brokers. We provide an entrepreneurial business opportunity for individuals to aid in the purchase and sale of residential homes. Low entry fees as well as the ability to select their own schedules and time commitments allow our agents and brokers to supplement their income by starting their own independent businesses without leaving their current jobs, while also proving opportunities for strong leaders to build their own agency teams and grow under our brokerage brand on a full-time basis. Our compensation structure (fees and share-based), technology, sales support and back-office processing are designed to enable agents and brokers to successfully grow their independent businesses without the fixed costs inherent with a traditional brick-and-mortar brokerage.
●	Provide stock ownership opportunities for our agents and brokers. Through our agent equity programs, our agents and brokers have a unique choice to attain a greater vested interest in eXp through the acceptance of equity awards in the Company’s stock as part of their compensation packages. These programs allow successful agents and brokers to become stakeholders in the brand they represent and align our goals across the distribution network.

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

Internally, we use our technology to provide agents, teams of agents, and brokerage owners with opportunities for increased profitability, reduced risk, and greater levels of professional development while fostering an organizational culture that values collaboration, strength of community, and commitment to serving the consumer’s best interests. We provide agents, teams of agents, and brokers with the systems, support, professional development and infrastructure to help them survive and then thrive in unpredictable and, at times, challenging economic conditions. This includes delivering 24/7 access to collaborative tools and training for real estate agents and brokers.

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

We also provide physical space to brokers and agents when required, primarily with third party providers with access to offices, workspace and meeting rooms at locations worldwide.

Our cloud office has fully-staffed transaction and administration, web development, search engine optimization and technical support teams. Consequently, our cloud office serves as our primary company office for brokers, agents, management and staff and provides agents, teams of agents and brokers with a full suite of back office functions, live training, education, coaching and mentoring that places a premium on engagement, discussion and collaboration, transaction support, broker support, and technical support. The utilization of this cloud office platform permits us to more easily serve and extend our geographic reach.

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

Numerous real estate coaches provide training and classes to brokerages on a vendor basis or to individual agents outside of their brokerage relationship in the most cost-effective way to strengthen their skills and help them succeed. The needs of individual agents vary as do the methods of instruction that are most effective for their learning. This approach aims to offer coaching that draws upon, highlights, promotes and supports some of the best coaches in the industry based upon their individual talents and the corresponding fit to the particular needs of our individual, entrepreneurial professionals.

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

Revenue Sharing Plan

Our cloud office has enabled us to introduce and maintain a revenue sharing plan whereby each of our agents and brokers can participate. As part of this revenue sharing plan, our agents and brokers can receive commission income resulting from transactions consummated by the agents and brokers whom they have attracted to our company.

Consistent with our commitment to enabling and empowering agents and brokers in pursuit of building a scalable business and organization, our revenue sharing plan allows brokers and agents a financial mechanism to build teams across geographic borders.

Our revenue sharing plan provides an opportunity where agents and brokers can potentially earn additional income while focusing on the growth of the eXp brokerage brand and their individual agencies.

Customers

Our clients are primarily residential homeowners and homebuyers in the markets in which we operate as serviced by our international network of independent agents and brokers. These customers are sellers or purchasers of new or existing homes and engage us to aid in the facilitation of the closing of the real estate transaction, including, but not limited to, searching, listing, application processing and other pre- and post-close support.

Based on current market information, sales of existing residential properties represent a large majority of home sales in the U.S. market. This provides our agents and brokers with greater opportunities to represent the buy or sell—and sometimes both—sides of a real estate transaction. In addition, we help our customers fulfill their needs by providing ancillary transaction related services. Our experienced agents and brokers are well suited to support their customers’ needs with a high level of professionalism, knowledge and support as they endeavor on one of the largest transactions they will most likely experience.

Markets

Real Estate Industry Overview

We primarily operate in the U.S. residential real estate market. Through our network of independent agents and brokers, we have brokerages in all 50 states in the U.S. residential real estate market, residential real estate markets in most of the Canadian provinces, and, to a lesser extent, in parts of the U.K., Australia, South Africa, Portugal, France, Mexico, and India. As our principal operating market, the U.S. residential real estate market for existing homes, seasonally adjusted, accounted for approximately 6.8 million homes sold with a median existing home sales price of  $0.3 million in 2020, the highest levels since 2006, based on data released by the National Association of Realtors.

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

The COVID-19 pandemic significantly impacted the U.S. residential real estate market during the spring of 2020 with home sales in April and May declining to levels unseen since the recession of the late 2000’s. However, U.S. residential home sales rebounded sharply beginning in June, and overall 2020 saw a material increase in the number of U.S. homes sold and the U.S. median home sales price over 2019 based on data released by the National Association of Realtors. These trends were driven largely by, among other factors, declining mortgage rates, a decline in housing inventory, and an increasing demand for remote workspace. Similarly, the Company had a strong performance over the same period of time, achieving a record number of home sales and a record amount of growth in agent count. However, it is still too early to predict the extent of the effects of the ongoing COVID-19 pandemic will have on home sales and home sales prices over the long term.

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

Virbela

In November 2018, eXp World Technologies, LLC (“World Tech”) acquired substantially all the assets of Virbela, LLC (“Virbela”). Virbela is a technology company that specializes in building 3D virtual worlds for work, education, and events. eXp Realty’s current cloud campus—called eXp World—was created using Virbela’s software and provides 24/7 access to collaboration tools, training, and social communities for the company’s real estate agents and staff across our many locations. In December 2020, a Virbela virtual world was deployed for Success to allow staff, contractors, and consultants to meet, collaborate, and host events in real time across various locations. World Tech has continued to innovate the Virbela platform, expanding the product offering to agents, teams and others who could benefit from their own, always-available environments for collaboration.

For the year ended December 31, 2020, Virbela has seen an increase in demand for virtual events and collaborative spaces for remote teams and as a result has introduced new products and features, including an expo hall, a concert stage for virtual entertainment, VR support for Oculus Rift and HTC VIVE, and screen sharing and video chat capabilities. We expect to continue to service existing and new business-to-business enterprise level Virbela contracts in the coming year.

Resources

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

Intellectual Property

Our cloud-based real estate brokerage is highly dependent on the proprietary technology that we employ and the intellectual property that we create. “eXp Realty” is one of our registered trademarks in the United States. We have also placed the marks “3D MLS”, “3D Listing Service” and “RE Tech Campus” on the United States Patent and Trademark Office’s Supplemental Register. We also own the rights to the domain names: http://exprealty.com, http://exprealty.ca, http://exp-uk.co.uk, http://expaustralia.com.au, http://expsouthafrica.co.za, http://expportugal.com, http://expfrance.fr, http://expmexico.mx, and http://expglobalindia.co.in.

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

Seasonality of Business

Seasons and weather traditionally impact the real estate industry in the markets in which we operate. Spring and summer seasons historically reflect greater sales periods, and, in turn, higher revenues and operating results in comparison to fall and winter seasons. While the spring season of 2020 saw a sharp decline in U.S. home sales across the industry, the summer season rebounded sharply with existing-home sales, seasonally adjusted, totaling 6.8 million in 2020 up 22.2% from 2019 based on data released by the National Association of Realtors.

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

Real Estate Regulation - Federal

The Real Estate Settlement Procedures Act of 1974, as amended, (“RESPA”) requires lenders, mortgage brokers, or servicers of home loans to provide borrowers with pertinent and timely disclosures regarding the nature and costs of the real estate settlement process. RESPA also protects borrowers against certain abusive practices, such as kickbacks, and places limitations upon the use of escrow accounts. RESPA also requires detailed disclosures concerning the transfer, sale, or assignment of mortgage servicing, as well as disclosures for mortgage escrow accounts.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) moved authority to administer RESPA from the Department of Housing and Urban Development to the new Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act increased regulation of the mortgage industry, including but not limited to: (i) generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; (ii) enacting regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans and to protect consumers against unfair, deceptive and abusive practices; and (iii) establishing minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk. In February 2018, the CFPB released a five-year strategic plan indicating that the CFPB intends to continue to focus on protecting consumer rights while engaging in rulemaking to address unwarranted regulatory burdens. Under the current strategic plan, the CFPB would (i) provide “clear rules of the road” through rulemaking and amendments; (ii) foster a “culture of compliance” among businesses; (iii) engage in “vigorous enforcement”; and (iv) educate consumers to make the best financial decisions. Additionally, in a recent regulatory agenda, the CFPB indicated that it planned to review “inherited regulations” to ensure “outdated, unnecessary, or unduly burdensome regulations” are addressed and modernized. As a result, the regulatory framework of RESPA applicable to our business may be subject to change. In addition, federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other laws and regulations applicable to our business include (i) the Federal Truth in Lending Act of 1969; (ii) the Federal Equal Credit Opportunity; (iii) the Federal Fair Credit Reporting Act; (iv) the Fair Housing

Act; (v) the Home Mortgage Disclosure Act; (vi) the Gramm-Leach-Bliley Act; (vii) the Consumer Financial Protection Act; (viii) the Fair and Accurate Credit Transactions Act; (ix) the Telephone Consumer Protection Act; and (x) state and federal laws pertaining to the privacy rights of consumers, which affects how we collect and use customer information, including solicitation of new clients.

Real Estate Regulation – State and Local Level

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

Environmental Regulation

The Company operates in a cloud-based model which gives us an insignificant physical geographical footprint. Due to this, we are not materially impacted by any environment regulation.

Human Capital

Our employees and independent real estate agents and brokers represent the human capital investments imperative to our operations. We ended fiscal year 2020 with 900 full-time employees. Our employees are not members of any labor union, and we have never experienced business interruptions due to labor disputes. We also utilize part-time and temporary employees and consultants when necessary. A key component to our operational capabilities is our independent real estate agent and broker network, which consisted of 41,313 agents as of December 31, 2020.

Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We have successfully expanded our current management to retain skilled employees with experience relevant to our business and intend to continue with this initiative. Our management’s relationships with agents, brokers, technology providers, and customers will provide the foundation through which we expect to grow our business in the future. We believe the skill-set of our management team will be a primary asset in the development of our brands and trademarks. Additionally, the

Company invests in creating an equitable and inclusive culture for its employees through the establishment of the Diversity and Employee Success team created under the human resources department. eXp has been named one of the Best Places to Work on Glassdoor for the each of the years 2018 through 2021.

We provide entrepreneurial business opportunities and a competitive compensation structure to our agents and brokers. Additionally, our agents and brokers have a unique choice to attain a greater vested interest in eXp through the acceptance of equity awards in the Company’s stock as part of their compensation packages. These programs and our agent support platforms—including training, back-office support, and communications—allow agents and brokers to successfully operate their own businesses that are aligned with our strategies and goals, creating synergies across our distribution network. Refer to our Agent Advisory Council section of our website at https://expworldholdings.com/agent-advisory-council/ for information on agent participation in the management of eXp. Information contained on our website is not incorporated by reference into this report.

As the Company grows, management continually researches new directives and implementation efforts for the long-term success of the Company.

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

Risks Related to Our Industry

Our profitability is tied to the strength of the residential real estate market, which is subject to a number of general business and macroeconomic conditions beyond our control.

Our profitability is closely related to the strength of the residential real estate market which is cyclical in nature and typically is affected by changes in national, state, and local economic conditions, which are beyond our control. Macroeconomic conditions that could adversely impact the growth of the real estate market and have a material adverse effect on our business include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of obtaining mortgages, an increase in foreclosure activity, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disasters or adverse weather events, or the public perception that any of these events may occur. Unfavorable general economic conditions, such as a recession or economic slowdown, in the U.S., Canada, or other markets we enter and operate within, could negatively affect the affordability of, and consumer demand for, our services, which could have a material adverse effect on our business and profitability. In addition, federal and state governments, agencies, and government-sponsored entities such as Fannie Mae and Freddie Mac could take actions that result in unforeseen consequences to the real estate market or that otherwise could negatively impact our business.

The real estate market is substantially reliant on the monetary policies of the U.S. federal government and its agencies and is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S., which in turn impacts interest rates. Our business could be negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of home sale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home. Similarly, in higher interest rate environments, potential home buyers may choose to rent rather than pay higher mortgage rates. Changes in the interest rate environment and mortgage market are beyond our control and are difficult to predict and, as such, could have a material adverse effect on our business and profitability.

The coronavirus (“COVID-19”) pandemic may have a material adverse effect on our businesses, financial condition, and results of operations.

Since early 2020, the COVID-19 pandemic has had a profound effect on the global economy and financial markets. In the U.S. and abroad, governments continue to react to this evolving public health crisis by, among other actions, recommending or requiring the avoidance of gatherings of people or significantly or entirely curtailing activities categorized as non-essential. This unprecedented situation has created considerable risks and uncertainties for the U.S. real estate services industry in general and for the Company in particular, including those arising from the potential adverse effects on the economy as well as risks related to employees, independent agents, and consumers. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the extent and duration of the spread of the outbreak, the extent of governmental regulation (including, but not limited to, mandated “shelter in place” or other regulations that, for example, preclude or strictly limit open houses or in-person showings of properties), the impact on capital and financial markets and the related impact on consumer confidence and spending, and the magnitude of the financial and operational consequences to our agents and brokers, all of which are highly uncertain and cannot be predicted.

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

Risks Related to our Business and Operations

We may be unable to maintain our agent growth rate, which would adversely affect our revenue growth and results of operations.

We have experienced rapid and accelerating growth in our real estate broker and agent base. During the year ended December 31, 2020, our agent and broker base grew to 41,313 agents and brokers, or by 63%, from 25,423 agents and brokers as of December 31, 2019. Because we derive revenue from real estate transactions in which our brokers and agents receive commissions, the amount and rate of growth of our revenue typically correlate to the amount and rate of growth of our agent and broker base, respectively. The rate of growth of our agent and broker base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. We cannot assure that we will be able to maintain our recent agent growth rate or that our agent and broker base will continue to expand in future periods. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our business, results of operations, financial condition, and cash flows.

We may be unable to effectively manage rapid growth in our business.

We may not be able to scale our business quickly enough to meet the growing needs of our affiliated real estate professionals and if we are not able to grow efficiently, our operating results could be harmed. As the Company adds new real estate professionals, it will need to devote additional financial and human resources to improving its internal systems, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including support of our affiliated real estate professionals as our demographics expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced real estate professional satisfaction. These issues could reduce the attractiveness of our Company to existing real estate professionals who might leave the Company, as well as resulting in decreased attraction of new real estate professionals. Even if we are able to upgrade our systems and expand our staff, such expansion may be expensive, complex, and place increasing demands on our management. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure, and we may not be successful in maintaining adequate financial and operating systems and controls as we expand. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

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

We may implement changes to our business model and operations to improve revenues that cause a disproportionate increase in our expenses or reduce profit margins. For example, we may allocate resources to acquiring lower margin brokerage models and have invested in the development of a mortgage servicing division, a commercial real estate division, a title and escrow company and a continuing education division. Expanding our service offerings could involve significant up-front costs that may only be recovered after lengthy periods of time. Our barrier to entry in new real estate markets is low given our cloud-based operating model; however, attempts to pursue new business opportunities could result in a disproportionate increase in our expenses and in reduced profit margins. In addition, expansion into new markets, including internationally, could expose us to additional compliance obligations and regulatory risks. If we fail to continue to grow in the local markets we serve or if we fail to successfully identify and pursue new business opportunities, our long-term prospects, financial condition, and results of operations may be harmed, and our stock price may decline.

Our value proposition for agents and brokers includes allowing them to participate in the revenues of our company and is not typical in the real estate industry. If agents and brokers do not understand our value proposition, we may not be able to attract, retain, and incentivize agents.

Participation in our revenue sharing plan represents a key component of our agent and broker value proposition. Agents and brokers may not understand or appreciate its value due to the intricacies of our programs. In addition, agents may not appreciate other components of our value proposition, including the cloud office platform, the mobility it affords, the systems and tools that we provide to agents and brokers, and the professional development opportunities we create and deliver. If agents and brokers do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we may not be able to attract, retain and incentivize new and existing agents and brokers to grow our revenues.

We may be unable to attract and retain additional qualified personnel.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other real estate brokerages for qualified brokers who manage our operations in each state. We must also compete with technology companies for developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled service and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Additionally, in order to realize the potential benefits of acquisitions, we may need to retain employees from the acquired businesses or hire additional personnel to fully capitalize on the opportunities that such acquisitions may offer, and we may not be successful in retaining or attracting such individuals following an acquisition. From time to time in the past we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines or continues to experience significant volatility, our ability to attract or retain key employees may be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

We have experienced net losses in recent years, and, because we have a limited operating history, our ability to fully and successfully develop our business is unknown.

We had a history of operating at losses since our inception in October 2009 until the fourth quarter of 2019. Our ability to realize consistent, meaningful revenues and profit over a sustained period has not been established over the long term and cannot be assured in future periods.

While we believe that we have made significant progress in revenue growth and managing our overhead by implementing our cloud-based technology strategy, our services must achieve broad market acceptance by consumers, and we must continue to grow our geographical reach, attract more agents and brokers, and increase the volume of our residential real-estate transactions. If we are unsuccessful in continuing to gain market acceptance, we will not be able to generate sufficient revenue to continue our business operations and could recognize future operating and net losses.

Despite our ongoing efforts to build revenue growth, both organically and through acquisitions, and to control the anticipated expenses associated with the continued development, marketing and provision of our services, we may not be able to consistently generate significant net income and cash flows from operations in the future.

We may not be able to utilize a portion of our net operating loss carryforwards, which may adversely affect our profitability.

As of December 31, 2020, we had federal and state net operating losses carryforward due to prior years’ losses. The pre-fiscal 2018 federal and the state net operating losses will carry forward 20 years. The federal net operating losses generated in and after fiscal 2018 can be carried forward indefinitely. A portion of our net operating loss may expire unused and be unavailable to reduce future income tax liabilities, which may adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, in any taxable year, may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

We could be subject to changes in tax laws and regulations that may have a material adverse effect in our business

We operate and are subject to taxes in the United States and numerous other jurisdictions throughout the world. Changes to federal, state, local, or international tax laws on income, sales, use, indirect, or other tax laws, statutes, rules or regulations may adversely affect our effective tax rate, operating results or cash flows.

Our effective tax rate could increase due to several factors, including: changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates; changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Cuts and Jobs Act of 2017 (the “Tax Act”); changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business; the outcome of current and future tax audits, examinations or administrative appeals; and limitations or adverse findings regarding our ability to do business in some jurisdictions.

In particular, new income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, regulations could be interpreted, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

The utilization of a 3D cloud-based immersive office as a suitable substitute for a physical brick and mortar location is a new and unproven strategy and we cannot guarantee that we will be able to operate and grow within its confines.

Currently, our cloud office adequately supports the needs of our agent population located across the markets we serve. We cannot guarantee that our cloud office platform will continue to support our agent population and meet our business needs as we grow. The effectiveness of our cloud office platform is tied to a number of variables at any given time, including server capacity and concurrent users. In addition, the use of the cloud office platform and the use generally of 3D immersive office environments as an acceptable substitute among agents and brokers for physical office locations is unproven. We cannot guarantee that industry rank and file will adopt or accept cloud-based 3D office environments as a substitute for a physical office environment in a sustainable, long-term manner.

We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business and growth strategy, we evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses, as well as other real estate brokerages. If we are not able to effectively integrate acquired businesses and assets or successfully execute on joint venture strategies, our operating results and prospects could be harmed. Since 2018, we have acquired new technology and operations and entered into joint venture arrangements. We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development, including our July 2020 acquisition of Showcase Web Sites, L.L.C. and our December 2020 acquisition of Success Enterprises LLC. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete, and integrate acquisitions. The success of our future joint venture strategies will depend on our ability to identify, negotiate, complete, and successfully manage and grow joint ventures with other parties. In addition, acquisitions and joint ventures could cause potentially dilutive issuances of equity securities or incurrence of debt.

Acquisitions and joint ventures are inherently risky, and any we complete may not be successful. Any acquisitions and joint ventures we pursue would involve numerous risks, including the following:

●	difficulties in integrating and managing the operations and technologies of the companies we acquire, including higher than expected integration costs and longer integration periods;
●	diversion of our management’s attention from normal daily operations of our business;
●	our inability to maintain the customers, key employees, key business relationships and reputations of the businesses we acquire;
●	our inability to generate sufficient revenue or business efficiencies from acquisitions or joint ventures to offset our increased expenses associated with acquisitions or joint ventures;
●	our responsibility for the liabilities of the businesses we acquire or gain ownership in through joint ventures, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition, or their infringement or alleged infringement of third party intellectual property, contract or data access rights prior to the acquisition;
●	difficulties in complying with new markets or regulatory standards to which we were not previously subject;
●	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire or gain ownership in through joint ventures and increased risk that our internal controls will be ineffective;
●	operations in a nascent state depend directly on utilization by eXp Realty agents and brokers;
●	adverse effects of acquisition and joint venture activity on the key performance indicators we use to monitor our performance as a business; and
●	inability to fully realize intangible assets recognized through acquisitions or joint ventures and related non-cash impairment charges that may result if we are required to revalue such intangible assets.

Our failure to address these risks or any other challenges we encounter with our future acquisitions, joint ventures, and investments could cause us to not realize all or any of the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business, which could negatively impact our operating results, financial condition, and cash flows.

Our international operations are subject to risks not generally experienced by our U.S. operations.

In addition to operating in Canada, we expanded our business into Australia and the United Kingdom in 2019, and into South Africa, Portugal, France, Mexico, and India during 2020. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and, therefore, affect our profitability include:

●	fluctuations in foreign currency exchange rates;
●	exposure to local economic conditions and local laws and regulations;
●	employment laws that are significantly different that U.S. laws;
●	diminished ability to legally enforce our contractual rights and use of our trademarks in foreign countries;
●	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;
●	restrictions on the ability to obtain or retain licenses required for operations;
●	withholding and other taxes on third party cross-border transactions as well as remittances and other payments by subsidiaries;
●	onerous requirements, subject to broad interpretation, for indirect taxes and income taxes that can result in audits with potentially significant financial outcomes;
●	changes in foreign taxation structures;
●	compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, or similar laws of other countries;
●	uncertainties and effects of the implementation of the United Kingdom’s agreement to withdraw its membership from the European Union (referred to as Brexit), including financial, legal and tax implications;
●	government and health organization restrictions within the international locations in which we operate in response to the COVID-19 pandemic, which can be significantly different than those imposed within U.S. jurisdictions; and

●	regional and country specific data protection and privacy laws including the GDPR.

In addition, activities of agents and brokers outside of the U.S. are more difficult and more expensive to monitor, and improper activities or mismanagement may be more difficult to detect. Negligent or improper activities involving our agents and brokers may result in reputational damage to us and may lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability which, if determined adversely, could increase costs, and subject us to incremental liability for their actions.

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

We have identified material weaknesses in our internal control over financial reporting in the past and have remediated the previously identified material weaknesses in 2020. If our remedial measures in future years are unsuccessful or inadequate, our financial statements could include material misstatements.

During its evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2019, management identified material weaknesses in internal control over financial reporting. During 2020, we identified and implemented remedial measures to address the control deficiencies that led to the material weaknesses. However, there can be no assurance that remedial measures will prevent other control deficiencies or material weaknesses, and we may identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weaknesses or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC may be adversely affected. The occurrence of, or failure to remediate, any further material weaknesses in our internal control over financial reporting may result in material misstatements, as well as negatively impact the reliability of our financial statements, our reputation, our business, and the trading price of our common stock, potentially leading to the suspension of trading on or delisting of our common stock from the NASDAQ stock exchange.

Risks Related to our Technology

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

The performance and reliability of our systems and operations are critical to our reputation and ability to attract agents, teams of agents and brokers into our company as well as our ability to service home buyers and sellers. Our systems and operations are vulnerable to security breaches, interruption or malfunction due to events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third party vendors to provide the cloud office platform and to provide additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially reduce the transaction volume that can be processed with our systems, impair quality of service, increase costs, prompt litigation and other consumer claims, and damage our reputation, any of which could substantially harm our financial condition.

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

Risks Related to Legal and Regulatory Matters

We offer our independent agents the opportunity to earn additional commissions through our revenue sharing plan, which pays under a multi-tiered compensation structure similar in some respects to network marketing. Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.

Various laws and regulations in the United States and other countries regulate network marketing. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions, and administrative orders. Network marketing regulations are inherently fact-based and often do not include "bright line" rules. Additionally, we are subject to the risk that the regulations, or a regulator's interpretation and enforcement of the regulations, could change. From time to time, we have received requests to supply information regarding our revenue sharing plan to regulatory agencies. We could potentially in the future be required to modify our revenue sharing plan in certain jurisdictions in order to comply with the interpretation of the regulations by local authorities.

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

While we strive to ensure that our overall business model, and revenue sharing plan, are regulatory compliant in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.

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

In general, the laws, rules and regulations that apply to our business practices include, without limitation, RESPA, the federal Fair Housing Act, the Dodd-Frank Act, and federal advertising and other laws, as well as comparable state statutes; rules of trade organizations such as NAR, local MLSs, and state and local AORs; licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services; privacy regulations relating to our use of personal information collected from the registered users of our websites; laws relating to the use and publication of information through the Internet; and state real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses.

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

As we expand our business into new international markets, including the United Kingdom, Australia, Portugal, Mexico, South Africa, India, and France, we are subject to additional foreign governmental regulation. Ensuring compliance with these newly applicable laws could substantially increase our operating expenses. In addition, entry into these new markets exposes us to increased risk and liability. For example, the European Union’s General Data Protection Regulation (“GDPR”) confers significant privacy rights on individuals (including employees and independent agents), and materially increased penalties for violations. A violation of any of these applicable laws could have a material adverse effect on our business.

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

Hundreds of thousands of consumers, independent contractors, and employees have shared personal information with us during the normal course of our business processing real estate transactions. This includes, but is not limited to, social security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers, and email addresses. To run our business, it is essential for us to store and transmit this sensitive information in our systems and networks. At the same time, we are subject to numerous laws, regulations, and other requirements that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices, and limit the use, disclosure, or transfer of personal data across country borders. Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers, and heightened compliance costs. These ongoing changes to privacy and cybersecurity laws also may make it more difficult for us to operate our business and may have a material adverse effect on our operations. For example, the European Union’s GDPR conferred new and significant privacy rights on individuals (including employees and independent agents), and materially increased penalties for violations. In the U.S., California enacted the California Consumer Privacy Act—which went into full effect in 2020—imposing new and comprehensive requirements on organizations that collect and disclose personal information about California residents. In March 2017, the New York Department of Financial Services’ cybersecurity regulation went into effect, requiring regulated financial institutions to establish a detailed cybersecurity program. Program requirements include corporate governance, incident planning, data management, system testing, vendor oversight, and regulator notification rules. Now, other state regulatory agencies are expected to enact similar requirements following the adoption of the Insurance Data Security Model Law by the National Association of Insurance Commissioners that is consistent with the New York regulation.

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

The occurrence of a significant claim in excess of our insurance coverage or which is not covered by our insurance in any given period could have a material adverse effect on our financial condition and results of operations during the period. In the event we or the vendors with which we contract to provide services on behalf of our customers were to suffer a breach of personal information, our customers and independent agents could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to Company policies and practices and such actions jeopardize any personal information. Our legal liability could include significant defense costs, settlement costs, damages and penalties, plus, damage our reputation with consumers, which could significantly damage our ability to attract customers. Any or all of these consequences would result in meaningful unfavorable impact on our brand, business model, revenue, expenses, income and margins.

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

Risks Related to Our Stock

Glenn Sanford, our Chairman and Chief Executive Officer, together with Penny Sanford, a significant shareholder, Jason Gesing, a director and the Chief Executive Officer of eXp Realty, and Gene Frederick, a director, own a significant percentage of our stock and have agreed to act as a group on any matter submitted to a vote of our stockholders. As a result, the trading price for our shares may be depressed, and they can take actions that may be adverse to the interests of our other stockholders.

On February 16, 2021, Glenn Sanford, Penny Sanford, Jason Gesing, and Gene Frederick filed an amended Schedule 13D with the Securities and Exchange Commission, which disclosed that they beneficially owned approximately 58.4% of our outstanding common stock as of February 16, 2021, and that they had agreed to vote their shares as a group with respect to the election of directors and any other matter on which our shares of common stock are entitled to vote. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with a controlling stockholder group. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board of Directors, Mr. Sanford controls the management of our business and affairs. Together, Messrs. Sanford, Gesing, and Frederick hold three of our seven board seats. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

We are a “controlled company” within the meaning of NASDAQ rules, and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

As of February 16, 2021, Glenn Sanford, Penny Sanford, Jason Gesing, and Gene Frederick beneficially owned approximately 58.4% of the total combined voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of NASDAQ corporate governance standards.

Under NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance standards, including:

●	the requirement that a majority of the members of our board of directors be independent directors;
●	the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter for addressing the committee’s purpose and responsibilities; and
●	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We intend to use these exemptions. As a result, we will not have a majority of independent directors, our compensation and our nominating and corporate governance committees will not consist entirely of independent directors, and such committees may not be subject to annual performance evaluations. Consequently, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 220,000,000 shares of common stock, of which 146,677,786 shares were issued, and 144,143,292 shares were outstanding as of December 31, 2020. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, current stockholders may experience more dilution in their ownership of our common stock in the future.

The stock price of our common stock has been and likely will continue to be volatile and may decline in value regardless of our performance.

The market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control, including those described above and the following:

●	our operating and financial performance and prospects;
●	future sales of substantial amounts of our common stock in the public market, including but not limited to shares we may issue as consideration for acquisitions or investments;
●	housing and mortgage finance markets;
●	our quarterly or annual earnings or those of other companies in our industry;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	changes in recommendations or analysis of our prospects by securities analysts who track our common stock;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	actual or potential changes in laws, regulations and regulatory interpretations;
●	changes in interest rates;
●	changes in demographics relating to housing such as household formation or other consumer preferences toward home ownership;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	arrival and departure of key personnel;
●	adverse resolution of new or pending litigation or regulatory proceedings against us;
●	government and health organization restrictions within the domestic and international locations in which we operate in response to the COVID-19 pandemic; and
●	changes in general market, economic and political conditions in the United States and global economies.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board of Directors. Among other things, these provisions:

●	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
●	delegate the sole power to a majority of the Board of Directors to fix the number of directors;
●	provide the power to our Board of Directors to fill any vacancy on our Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
●	eliminate the ability of stockholders to call special meetings of stockholders; and
●	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Our principal corporate office is located at 2219 Rimland Drive, Suite 301, Bellingham, WA, and is leased office space. We also lease small office spaces in a number of regions in which we operate, in order to comply with regulatory and licensing requirements within those jurisdictions and, in certain instances, to provide office space to our managing brokers and drop-in space for our agents. In some of these instances, the managing brokers are financially responsible for a significant portion of the rental expense associated with a leased office space. We generally do not provide office space for the agents other than for drop-in service. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will be available for lease to meet future needs.

Item 3.	LEGAL PROCEEDINGS

Refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 14 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this report.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of eXp World Holdings, Inc. (“eXp”, or, collectively with its subsidiaries, the “Company”, “we”, “us”, or “our”) is traded on the NASDAQ Global Market operated by NASDAQ, Inc. under the trading symbol “EXPI”.

Trading in our common stock quoted on the NASDAQ Global Market is characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our Company’s operations or business prospects. We cannot assure investors that there will be a market for our common stock in the future.

Holders of Record

As of February 22, 2021, there were approximately 60,000 stockholders of record.

Dividends

The Company has not paid cash dividends on its common stock in previous periods, including during the year ended December 31, 2020. Payment of cash dividends is at the discretion of the Company’s Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will pay any dividends to our common stockholders, or as to the amount of any such dividends.

Common Stock Split

On January 15, 2021, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record as of January 29, 2021 (the “Stock Split”). The Stock Split was effected on February 12, 2021. All shares, restricted stock units (“RSU”), stock options, and per share information have been retroactively adjusted to reflect the stock split.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted.

Refer to Note 11 – Stockholders’ Equity to the consolidated financial statements herein for more details regarding our stock repurchase program.

The following table provides information about repurchases of our common stock during the quarter ended December 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
10/1/20 - 10/31/20	60,550	$ 51.47	60,550	$ 386,636,510
11/1/20 - 11/30/20	58,859	46.36	58,859	383,914,917
12/1/20 - 12/31/20	45,333	67.43	45,333	380,914,933
Total	164,742	$ 55.09	164,742

(1)	The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and to increase the authorization for the stock repurchase program from $25.0 million to $75.0 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020 and subsequently reinstated it in June 2020 with a maximum authorization of $75.0 million. In December 2020, the Board approved an increase to the total amount of its buyback program from $75.0 million to $400.0 million. The stock repurchase program is more fully disclosed in Note 11 – Stockholders’ Equity to the consolidated financial statements. Repurchased shares were not impacted by the Stock Split; therefore, the number of shares and average price paid per share are reported on a pre-Stock Split basis.

Company Stock Performance

The following stock performance table is not deemed “soliciting material” or subject to Section 18 of the Securities Exchange Act of 1934.

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) 500 Index, the S&P MidCap 400 Index, the S&P Homebuilders Select Industry Index, and the S&P Internet Select Industry Index by assuming $100 was invested in each investment option as of February 28, 2018, which represents the month our common stock began trading on the NASDAQ. The S&P 500 Index is a capitalization-weighted index of domestic equities of the largest companies traded on the NYSE and NASDAQ. The S&P MidCap 400 Index measures the performance of the U.S. middle market capitalization (“midcap”) equities sector. The S&P Homebuilders Select Industry Index is a diversified group of holdings representing home building, building products, home furnishings and home appliances. The S&P Internet Select Industry Index is comprised of U.S. equities of internet and direct marketing retail, internet services and infrastructure, and interactive media and services companies.

Year	Feb-18	Dec-18	Dec-19	Dec-20
EXPI	$ 100	$ 55	$ 88	$ 618
S&P 500 Index	$ 100	$ 92	$ 119	$ 136
Mid Cap 400 Index	$ 100	$ 89	$ 111	$ 123
S&P Homebuilders Index (XHB)	$ 100	$ 81	$ 114	$ 148
S&P Internet Index (XWEB)	$ 100	$ 100	$ 109	$ 213

Item 6.	SELECTED FINANCIAL DATA

Reserved.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of eXp World Holdings, Inc. and its subsidiaries for the three-year period ended December 31, 2020. The following discussion should be read together with our consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements that constitute our estimates, plans, and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Statements” and “Item 1A. – Risk Factors” included elsewhere within this Annual Report on Form 10-K for a discussion of certain risks, uncertainties, and assumptions associated with these statements.

This section generally discusses items pertaining to and comparisons of financial results between 2020 and 2019. Discussions of 2018 items and comparisons between 2019 and 2018 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 MD&A”). The 2019 MD&A is incorporated by reference herein from Part II, Item 7 of our Annual Report on Form 10-K dated March 12, 2020 (Commission File No. 001-38493).

This MD&A is divided into the following sections:

●	Overview
●	Market Conditions and Industry Trends
●	Key Business Metrics
●	Recent Business Developments
●	Results of Operations
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates
●	Non-U.S. GAAP Financial Measures

All dollar amounts are in USD thousands except share amounts and per share data and as otherwise noted.

OVERVIEW

We operate one of the world’s fastest growing real estate brokerage businesses utilizing a cloud-based model that enables a variety of businesses to operate remotely and supported by a technology platform that allows our independent agents and brokers the ability to provide a suite of more efficient and cost effective services to home buyers and sellers.

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions.

Strategy

Our strategy is to grow organically in the North American and certain international markets by increasing our independent agent and broker network. Additionally, we intend to continue our advancement into more international markets. Through our cloud-based operations and technology platform, we strive to achieve customer-focused efficiencies that allow us to increase market share and attain strong returns as we scale our business within the markets in which we operate. By building partnerships and strategically deploying capital, we seek to grow the business and enter into attractive verticals and markets.

During 2020, we believe that we made progress towards achieving our strategic goals, including an increase in our agent count of 63%. The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

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

For the year ended December 31, 2020, the COVID-19 pandemic materially and adversely affected businesses worldwide. The magnitude and duration of the impact from COVID-19 are not fully known and cannot be reasonably estimated. While the pandemic has been ongoing for much of the fiscal year, there is still significant volatility and uncertainty surrounding the outlook of the global economy. The impact to the Company for the year ended December 31, 2020 has been less significant than anticipated. We believe that once COVID-19 is further contained the economy will continue to rebound depending on the continued pace, rate, and effectiveness of lifting public health restrictions on businesses and individuals and how quickly people become comfortable engaging in public activities.

According to the National Association of Realtors (“NAR”), the housing market is past the recovery phase from the initial downturn during the beginnings of the COVID-19 pandemic. Current home sales are now at pre-pandemic level, which is due to significant increase in demand. The sizable shift to remote work, which has led to current homeowners looking for larger homes and vacation homes, and the continued historic low interest rates have accelerated housing demand. These low mortgage rates are also allowing more buyers to enter the market. According to the NAR housing statistics, existing home sales, adjusted for seasonality, totaled 6.8 million in 2020, up 22.2% from 2019 and the most annual home sales since the 2008 recession. However, housing inventory declined to 1.07 million and a 1.9-month supply, which are both historic lows. The NAR reported that pending home sales slipped 0.3% in December 2020, indicating a slowing in contract activity, mostly impacted by seasonally activity and inventory levels. The index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos. However, given the overall uncertainty of the global pandemic, we continue to monitor and assess any potential impacts of the pandemic on our business, results of operations and financial condition as well as recognize the uncertainty inherent in the NAR forecast.

The Company is positioned to continue to grow in light of a series of fluctuations in economic activity and performed better than expected throughout 2020. However, depending on the continued course of the COVID-19 pandemic, specifically in key areas of operations, it is too early to predict the full extent of the effects the COVID-19 pandemic will have on our Company moving into 2021.

Regardless of whether the housing market continues to grow or slows, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

National Housing Inventory

Prior to December 31, 2020, increased demand and low mortgage rates caused inventory levels to decline to record lows. With government implemented actions in response to COVID-19, fewer individuals are listing their homes and construction of new homes has slowed. Due to these factors, year over year inventory has decreased further. According to the NAR, inventory of existing homes for sale in the U.S. was 1.1 million as of December 2020 (preliminary) compared to 1.4 million at the end of December 2019. The NAR indicated the need for new home construction due to the high demand of homes and the record-low inventory levels.

Mortgage Rates

According to the NAR, mortgage rates on commitments for 30-year, conventional, fixed-rate mortgages averaged 3.1% for the 2020, compared to 3.9% for 2019. Mortgage rates are forecasted to decrease to 3.0% throughout 2021 and increase minimally to 3.4% in 2022. Mortgage rates are expected to remain low through 2021. Low mortgage rates are expected to continue to contribute to overall high demand for home-buying.

Housing Affordability Index

According to the NAR, the composite housing affordability index increased to 171.8 for December 2020 (preliminary) from 167.2 for December 2019. The housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The favorable housing affordability index is due to favorable mortgage rate conditions. However, as housing prices continue to climb due to low inventory and high demand and in light of the higher unemployment rate and the ongoing COVID-19 pandemic, it is still too early to predict the extent to which the effects of these factors will have on unemployment and housing affordability.

Existing Home Sales Transactions and Prices

According to the NAR, seasonally adjusted existing home sale transactions for the year ended December 2020 (preliminary) increased to 6.8 million compared to 5.5 million for the year ended December 2019. The NAR anticipates transactions to continue with pace however due to low inventory level recovery may not be sustainable.

According to the NAR, nationwide existing home sales average price for December 2020 (preliminary) was $309 compared to $275 in December 2019. Due to low supply and high demand, the average sale price is expected to increase through 2021. However, it is still too early to predict the extent of the effects of the ongoing COVID-19 pandemic will have on home sales prices.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review:

	Year Ended December 31,
	2020	2019	2018

	(Dollar amounts in thousands)
Performance:
Agent count	41,313	25,423	15,570
Transactions	238,981	135,322	74,678
Volume	$ 72,206,457	$ 38,215,998	$ 19,799,161
Revenue	$ 1,798,285	$ 979,937	$ 500,148
Gross margin	8.9%	8.6%	8.1%
Adjusted EBITDA	$ 57,841	$ 12,649	$ 2,410
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

We periodically evaluate trends in certain metrics to track the Company’s performance.

Our strength is attracting real estate agent and broker professionals that contribute to our growth. Brokerage real estate transactions are recorded when our agents and brokers represent buyer and/or sellers in the purchase or sale, respectively, of a home. The number of real estate transactions are key drivers of our revenue and profitability. Real estate transaction volume represents the total sales value for all homes sold by our agents and brokers and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, local inventory levels, mortgage interest rates, and seasonality. Real estate transaction revenue represents the commission revenue earned by the Company for closed brokerage real estate transactions.

We continue to increase our agents and brokers significantly in the United States and Canada through the execution of our growth strategies. In the fourth quarter of 2019, we expanded operations to the U.K. and Australia. By the end of 2020, the Company expanded into other countries, including Mexico, South Africa, France, India, and Portugal. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. The Company’s agent base and transactions have not been significantly impacted throughout the global COVID-19 pandemic, however the full effect on these factors will continue to depend on the duration and severity of the COVID-19 pandemic.

Settled home sales transactions and volume resulted from closed real estate transactions and typically change directionally with changes in the market existing home sales transactions as reported by the NAR, as disproportionate variances are representative of company-specific improvements or shortfalls to the norm. Our home sale transactions growth was directly related to the growth of our agent base over the prior comparative period.

We utilize gross margin, a financial statement measures based on generally accepted accounting principles in the U.S. (“U.S. GAAP”) to assess eXp’s financial performance from period to period.

Gross margin is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales (i.e., gross profit) as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross margin is based on the information provided in our results of operations or our consolidated statements of comprehensive income (loss), and is an important measure of our potential profitability and brokerage performance. For the years ended December 31, 2020, 2019, and 2018, gross margin was 8.9%, 8.6%, and 8.1%, respectively. Gross margin has improved each year due to efforts to improve our cost structure, including lower revenue share costs relative to total revenue and the reduction of the discount for shares issued under our agent equity program effective January 1, 2020.

Management also reviews Adjusted EBTIDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA has grown significantly for the years ended December 31. 2020, 2019, and 2018 due to our revenue growth and improvements in our cost structure.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Expansion of Our Real Estate Cloud Brokerage

In the fourth quarter of 2019, the Company announced its first international expansion outside of North America into Australia and the U.K. During the fourth quarter of 2020, the Company initiated operations in France, India, Mexico, Portugal, and South Africa. The Company continues to pursue growth opportunities into new global markets. In addition to the international expansion, the Company continues to also focus on growth in the United States and in Canada.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents and employee experience. In doing so, we have adopted many of the principles of the Net Promoter Score® (NPS) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. A NPS above 50 is considered excellent. The Company’s agent NPS was 73 in the fourth quarter of 2020. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

This also ties into one of our core values of transparency. While we strive for high satisfaction, it is equally important to investigate a low or unfavorable trending of NPS. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in such parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

Agent Ownership

The Company maintains an equity incentive program whereby agents and brokers of eXp Realty can become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under our equity incentive program, agents and brokers who qualify are issued shares of the Company’s common stock, and it continues to be another element in creating a culture of agent-ownership.

Our agent compensation plans represent a key lever in our strategy to attract and retain independent agents and brokers. The costs attributable to these plans are also a significant component of our commission structure and results of operations. Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock. Prior to January 1, 2020, we issued share-based compensation to our agents and brokers at a 20% discount to the market price of our common stock, which changed to a 10% discount for issuances beginning in January 2020 and had a direct and positive impact on gross margin above. Our operational strategy and the importance of the agent compensation plans to our strategy have not changed; however, the financial impact of the change in the discount has had a meaningful effect on our results of operations. Our stock repurchase program and agent growth incentive program are more fully disclosed in Note 11 – Stockholders’ Equity to the consolidated financial statements.

Technology Products and Services

We continue developing the core Virbela software platform and its underlying infrastructure through our subsidiary, eXp World Technologies, LLC (“World Tech”), to accommodate for the increasing use and scale required to support our eXp Realty division. In 2019, we released a new product centered on the concept of an open campus whereby small and independent organizations may utilize sub spaces as part of a larger campus similar to collaborative environments that currently exist in the physical brick and mortar world. In the first quarter of 2020, Virbela began offering virtual events in conjunction with Event Farm. Given the current environment due to the COVID-19 pandemic, there is an acute need for virtual workplace collaboration. For the year ended December 31, 2020, Virbela has seen an increase in demand for virtual events and collaborative spaces for remote teams and as a result has introduced new products and features including, an expo hall, a concert stage for virtual entertainment, VR support for Oculus Rift and HTC VIVE, and screen sharing and video chat capabilities. Lastly, we expect to continue to service existing and new business-to-business enterprise level contracts in the coming year.

On July 31, 2020, the Company acquired all of the equity ownership interests in Showcase Web Sites, L.L.C. (“Showcase”) for cash consideration of $1.5 million and promissory notes in the aggregate principal amount of $1.5 million (the “Showcase Acquisition”). Showcase is a technology company focused on agent website and consumer real estate portal technology. With this acquisition, the Company will be able to strategically focus on creating consumer home-search technology for utilization by our independent agents and brokers, as well as continued services offerings to third party clients of Showcase.

Affiliated Services

Recent acquisitions and partnerships have allowed us to begin offering to customers more products and services complementary to our real estate brokerage business. These affiliated services include mortgage origination, title, escrow, and settlement services, which we can now provide as a more inclusive offering in addition to our brokerage services. We anticipate continued growth and investment in these service offerings through 2021; however, actual performance will depend directly on utilization by eXp Realty agents and brokers and the on-going and fluctuating government implemented restrictions due to the COVID-19 pandemic.

On December 4, 2020, the Company acquired all of the equity ownership interests in Success Enterprises LLC (“Success”) and its related media properties, including SUCCESS® print magazine, SUCCESS.com, SUCCESS® newsletters, podcasts, digital training courses and affiliated social media accounts across platforms for cash consideration of $8.0 million. With the addition of Success, eXp intends to blend its technology and content to enhance the personal development platform for entrepreneurs and sales professionals.

RESULTS OF OPERATIONS

Year ended December 31, 2020 vs. Year ended December 31, 2019

	Year Ended	% of	Year Ended	% of	Change 2020 vs. 2019
	December 31, 2020	Revenue	December 31, 2019	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,798,285	100%	$ 979,937	100%	$ 818,348	84%
Operating expenses
Commissions and other agent-related costs	1,638,674	91%	895,882	91%	742,792	83%
General and administrative expenses	122,801	7%	89,035	9%	33,766	38%
Sales and marketing expenses	5,223	-%	3,799	-%	1,424	37%
Total operating expenses	1,766,698	98%	988,716	101%	777,982	79%
Operating income (loss)	31,587	2%	(8,779)	(1)%	40,366	460%
Other expense, net	184	-%	281	-%	(97)	(35)%
Income (loss) before income tax expense	31,403	2%	(9,060)	(1)%	40,463	447%
Income tax expense	413	-%	497	-%	(84)	(17)%
Net income (loss)	30,990	2%	(9,557)	(1)%	40,547	424%
Add back: Net loss attributable to noncontrolling interest	141	-%	29	-%	112	386%
Net income (loss) attributable to eXp World Holdings, Inc.	$ 31,131	2%	($ 9,528)	(1)%	$ 40,659	427%
Adjusted EBITDA (1)	$ 57,841	3%	$ 12,649	1%	$ 45,192	357%
Earnings (loss) per share (2)
Basic	$ 0.22		($ 0.08)		$ 0.30	397%
Diluted	$ 0.21		($ 0.08)		$ 0.28	373%
Weighted average shares outstanding (2)
Basic	138,572,358		126,256,407
Diluted	151,550,075		126,256,407

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.
(2)	Earnings per share and weighted average shares outstanding have been adjusted for the impact of the two-for-one stock split in the form of a stock dividend effected on February 12, 2021 (the “Stock Split”) for all periods presented.

Revenue

Our total revenues were $1,798.3 million in 2020 compared to $979.9 million in 2019, an increase of $818.3 million, or 84%. Total revenues increased primarily as a result of higher volume of real estate brokerage commissions, which is directly related to our increase in agent count of 63% compared to 2019. Higher average home sales price also contributed to the increase of revenue marginally.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $1,638.7 million in 2020 compared to $895.9 million in 2019, an increase of $742.8 million, or 83%. Commission and other agent related costs include sales commissions paid and are reduced by agent related fees. Commission and other agent related costs increased primarily as a result of an increase in settled real estate transactions and growth in our agent base.

General and Administrative Expense

General and administrative expenses were $122.8 million in 2020 compared to $89.0 million in 2019, an increase of $33.8 million, or 38%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $22.7 million in compensation related expenses including salaries, contract labor, employee benefits, and payroll taxes and processing. The Company had an increase in stock compensation expense of $2.8 million. These increases are a direct result of the Company’s increase in employee and agent count. Employees increased from 634 in 2019 to 900 in 2020, representing growth in headcount of 42%. The Company’s agent base increased by 63%. Also, in support of the Company’s business operations, computer and software costs increased $3.6 million compared to prior year, mostly consisting of online subscriptions and security and virus protection. Finally, $2.3 million of the increase in general and administrative expenses is related to professional fees including accounting, legal, and other consulting. These increases are directly related to the Company’s continued revenue growth, international expansion and new business ventures.

Sales and Marketing

Sales and marketing expenses were $5.2 million in 2020 compared to $3.8 million in 2019, an increase of $1.4 million, or 37%. Sales and marketing costs include lead capture costs and promotional materials. Sales and marketing expenses increased primarily as a result of an increase in advertising costs of $0.7 million.

Other Expense, Net

Other expense includes amortization expense of the present value adjustment to our stock payable and start-up costs. There were no significant changes in other expense in 2020 compared to 2019.

Income Tax Benefit (Expense)

The Company’s provision for income taxes amounted to $0.4 million, a decrease of $0.1 million, or 17%, for the year ended December 31, 2020 compared to the same period in 2019. The decrease in income tax expense was primarily attributable to the geographic mix of earnings. Higher deductible share-based compensation expenses represented most of the decrease in effective tax rate, partially offset by the change in valuation allowance on deferred tax assets and higher state taxes incurred in 2020 compared to 2019. Refer to Critical Accounting Policies and Estimates within this MD&A and Note 13 – Income Taxes to the consolidated financial statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund our operations and capital expenditures, repurchase our common stock, and meet obligations as they become due. At present, our cash and cash equivalents balances and cash flows from operations have strengthened primarily due to transaction volume growth and improved cost leverage over the prior five years, especially during 2019 and 2020, attributable to the expansion of our independent agent and broker network and, to a lesser extent, increased average prices of home sales.

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. Our current capital deployment strategy for 2021 is to utilize excess cash on hand to support our growth initiatives into select markets and enhance our technology platforms and for repurchases of our common stock. As of December 31, 2020, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. In addition, the Company has no known material cash requirements as of December 31, 2020 relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions). The cash requirements for the upcoming fiscal year relate to our leases and our debt associated with acquisitions. For information regarding the Company’s expected cash requirement related to leases, see Note 10 – Leases to the consolidated financial statements. Cash requirements associated with our acquisitions include a $0.5 million cash payment related to the principal amount of promissory notes issued to the previous owners of Showcase and a $1.0 million payment of cash or common stock of the Company to the previous owners of Virbela both due in 2021. A final cash payment of $1.0 million for the settlement of the promissory notes issued to the previous owners of Showcase will be due in 2022.

We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology, our rate of growth into new markets, and cash used to repurchase shares of the Company’s common stock. Our capital requirements may be affected by factors which we cannot control such as the changes in the residential real estate market, interest rates, and other monetary and fiscal policy changes to the manner in which we currently operate. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next twelve months.

We currently do not hold any bank debt, nor have we issued any debt instruments through public offerings or private placements. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would likely suffer. As of December 31, 2020, our cash and cash equivalents totaled $100.1 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. We currently do not possess any marketable securities.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital for the periods presented:

	December 31, 2020	December 31, 2019
Current assets	$ 212,225	$ 78,819
Current liabilities	(96,650)	(41,965)
Net working capital	$ 115,575	$ 36,854

As of December 31, 2020, net working capital increased $78.7 million, or 214%, compared to the comparable prior year period, primarily due to an increase in cash and cash equivalents of $60.1 million and accounts receivable of $48.8 million resulting from pending real estate transactions. In correlation to the number of pending real estate transactions, accrued expenses increased $31.7 million, which included higher commissions payable of $20.7 million.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Cash provided by operating activities	$ 119,659	$ 55,186	$ 24,311
Cash used in investment activities	(16,963)	(6,690)	(8,859)
Cash used in financing activities	(21,893)	(24,569)	2,015
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	47	106	(21)
Net change in cash, cash equivalents and restricted cash	$ 80,850	$ 24,033	$ 17,446

For the year ended December 31, 2020, cash provided by operating activities increased $64.5 million compared to the same period in 2019. The change resulted primarily from the increased volume in our real estate sales transactions, improved cost leverage, increase in customer deposits, and higher participation by our agents and brokers in our agent stock compensation programs. See Note 11 – Stockholders’ Equity to the consolidated financial statements for further details related to this program.

For the year ended December 31, 2020, cash used in our investing activities increased primarily due to higher cash used for business acquisitions of approximately $9.0 million and an increase of $1.4 million in capital expenditures. As we continue to develop and refine our cloud-based platforms and continue to accelerate our business in innovative ways, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

For the year ended December 31, 2020, the decrease in cash flows used in financing activities primarily related to higher proceeds received from the exercise of stock options of $4.6 million, partially offset by higher repurchases of our common stock of $2.3 million compared to the prior year period.

Outlook

As we continue to scale our Company in the future and increase market share, we expect to continue invest in the business and drive strong growth in the U.S. and international markets.

These operating ambitions are not forecasts and do not reflect our expectations, but rather are aspirational targets for future performance that may never be realized. These statements involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from those expressed in them. Factors include, among others, (i) changes in demand for the Company’s services and changes in consumer behavior; (ii) macroeconomic conditions beyond our control; (iii) the Company’s ability to effectively maintain its infrastructure to support its operations and initiatives; (iv) the impact of governmental regulations related to the Company’s operations; and (v) other factors, as described in this Annual Report on Form 10-K in Part II, Item 1A, “Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in the preparation of the statements. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements.

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

Stock-based compensation

Our stock-based compensation is comprised of agent growth incentive programs, agent equity program, and stock option awards. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value, and the stock-based compensation cost is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces recorded stock-based compensation for forfeitures when they occur.

Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition being met. The Company estimates the share-based liability based on estimated performance probabilities based on our most recent estimates on probable achievement of the performance measures established under our agent growth incentive program. These estimates calculated based on the agent’s historical performance for each award type. Also, the requisite service period at the grant date of performance awards is estimated based on the probability of the period of time it will take an agent to meet the performance metric. The value of the stock award is amortized over this period and recognized as stock compensation expense starting on the grant date.

If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See Note 11 – Stockholders’ Equity to the consolidated financial statements for more information regarding the assumptions used in estimating the fair value of our awards.

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

At each reporting period, we estimate revenue for closed transactions for which we have not yet received the closing documents due to timing of when a transaction settles. Additionally, provisions for anticipated differences between consideration due and amounts expected to be received are estimated and recorded to revenue. A hypothetical change of 10% in the accrual for estimated revenue would have impacted total revenue by approximately $4.3 million and pre-tax income by approximately $0.5 million for the year ended December 31, 2020. Although all differences in the historical reported amounts (including the most recent fiscal year) have been immaterial, estimated revenue could materially differ from actual results and could have an adverse impact to the Company’s results of operations and financial condition.

Technology Services and Products

The Company earns a de minimis amount of subscription revenue that is derived from fees from users to access the Company’s virtual reality software platform. The terms of our subscriptions do not provide customers the right to take possession of the software. Subscription revenue is generally recognized ratably over the contract term.

Professional services revenue is derived from implementation and consulting services. Professional services revenue is typically recognized over time as the services are rendered, using an efforts-expended (labor hours) input method.

Software subscription and professional services revenue accounts for approximately 1% of all revenue for each of the years ended December 31, 2020, 2019, and 2018.

Accounts receivable and expected credit losses

The Company’s accounts receivable includes agent non-commission based fees, agent short-term advances, and commissions receivable for real estate property settlements. The majority of the Company’s accounts receivable is derived primarily from real estate property settlements, which are in-substance guaranteed because they represent commission payments on closed transactions. The accounts receivable are typically unsecured.

The allowance for credit losses is our estimate based on identified potentially uncollectible amounts and consideration of historical experience of losses incurred. We periodically perform detailed reviews to assess the adequacy of the allowance. We exercise significant judgment in estimating the timing, frequency and severity of losses. The Company uses the aging schedule method to estimate current expected credit losses (“CECL”) based on days of delinquency, including information about past events and current economic conditions. The Company’s accounts receivable is separated into the aforementioned three categories to evaluate the allowance under the CECL impairment model. The receivables in each category share similar risk characteristics.

The Company analyzed uncollectable accounts for the three categories of receivables and concluded that only agent non-commission based fees receivables and agent short-term advances carry any risk of expected credit losses. Current economic conditions and forecasts of future economic conditions do not affect expected credit losses on uncollectable real estate property settlements, and the Company has no historical experience or expectation of losses related to these receivables. A hypothetical change of 10% in expected credit losses related to agent non-commission based fees receivables and agent short-term advances would have impacted our pre-tax income by approximately $0.2 million for the year ended December 31, 2020.

Although we experienced higher rates of delinquency on agent fees and advances receivable and recognized greater expected losses during 2020, the Company typically has not experienced material uncollectible accounts (including the most fiscal recent year). However, future experience could materially differ from historical results and could have an adverse impact to the Company’s results of operations, financial condition, and cash flows.

Business combinations and goodwill

The Company accounts for business combinations using the acquisition method of accounting, under which the consideration for the acquisition is allocated to the assets acquired and liabilities assumed. The Company recognizes identifiable assets acquired and liabilities assumed at the fair values as of the acquisition date. Acquisition-related costs, such as due diligence, legal and accounting fees, are expensed as incurred and not considered in determining the fair value of the acquired assets.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding significant changes or planned changes in the use of the assets, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. Significant assumptions used in determining the allocation of fair value include the following valuation techniques: the cost approach, the income approach, and the market approach, which are determined based on cash flow projections and related discount rates, industry indices, market prices regarding replacement cost and comparable market transactions.

At the acquisition date, the Company recognizes the identifiable acquired assets, liabilities, and contingent liabilities (identifiable net assets) of the subsidiaries on the basis of fair value. Recognized assets and liabilities may be adjusted during a maximum of one year from the acquisition date (the “measurement period”), depending on new information obtained about the facts and circumstances in existence at the acquisition date.

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

Goodwill impairment

We review goodwill for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the goodwill is below its carrying value. An impairment loss for goodwill would be recognized based on the difference between the carrying value and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate fair value method. Due to the impacts of the COVID-19 pandemic on the general economy, we performed this assessment at each interim period during 2020 as well. However, based on the Company’s performance, we believed that an impairment was remote during the year.

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

During the fourth quarter of 2020, we performed an assessment of the fair value of goodwill related to World Tech. Due to the timing of the recent acquisitions of Showcase and Success, management did not identify any new events or changes in circumstances that would more likely than not indicate that the fair value of the goodwill acquired for each business combination is below its carrying value. To perform these assessments, we identified and analyzed macroeconomic conditions, industry and market conditions, and company-specific factors. Taking into consideration these factors, we estimated the potential change in the fair value of goodwill compared with our most recent quantitative impairment test for World Tech. As a result of the analysis performed, management believes the estimated fair value of the reporting units continue to exceed their carrying values by a substantial margin and does not represent a more likely than not possibility of potential impairment. The goodwill analysis did not result in an impairment charge. Also, a reasonable hypothetical change in assumptions, such as a 1% change in the discount rate or a 10% change in the projected cash flows, would not have resulted in an impairment charge for the year ended December 31, 2020.

Income taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets are not expected to be realized. Our assumptions, judgments, and estimates relative to the value of our deferred tax assets take into account predictions of the amount and category of future taxable income. As of December 31, 2020, based on our assessment of the realizability of the net deferred tax assets, we continue to maintain a full valuation allowance against all of our federal and state net deferred tax assets. If our valuation allowance were released due to a change in the likelihood of our deferred tax assets as of December 31, 2020, our income tax benefit and net income would have increased by up to $22.1 million. Management has evaluated our recent profitability trends and believes that, if current trends persist, there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance to be released are subject to change based on the positive evidence, including, but not limited to, the level of expected profitability, that we are able to actually achieve in future periods.

Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions related to income taxes have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.

See Note 13 – Income Taxes to the consolidated financial statements for further information related to our income tax positions.

Litigation

We recognize expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs could have a material adverse impact on our results of operations and cash flow, if we were to become a party to a material legal action.

NON-U.S. GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA, a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S.GAAP.

We define the non-U.S. GAAP financial measure of Adjusted EBITDA to mean net income (loss), excluding other income (expense), income tax benefit (expense), depreciation, amortization, and impairment charges, stock-based compensation expense, and stock option expense.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to Net Income (Loss), the closest comparable U.S. GAAP measure. Some of these limitations are that:

●	Adjusted EBITDA excludes stock-based compensation expense related to our agent growth incentive program and stock option expense, which have been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and
●	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets, amortization of intangible assets, and impairment charges related to these long-lived assets, and, although these are non-cash charges, the assets being depreciated, amortized, or impaired may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$ 30,990	($ 9,557)	($ 22,430)
Other expense (income), net	184	281	(32)
Income tax expense	413	497	78
Depreciation, amortization, and impairment expenses (1)	4,214	2,384	894
Stock compensation expense (2)	15,239	13,959	19,053
Stock option expense	6,801	5,085	4,847
Adjusted EBITDA	$ 57,841	$ 12,649	$ 2,410

(1)	Stock payable amortization is included in other expense (income). Impairment expense relates to 2020 write off of an intangible asset related to a discontinued internally developed software project. There were no impairment charges recognized during 2019 or 2018.
(2)	This includes agent growth incentive stock compensation expense and stock compensation expense related to non-controlling interest.

The primary driver for the changes in Adjusted EBITDA was improved net income attributable to the increase in revenue from the higher volume of real estate sales transactions. During the years ended December 31, 2020 and 2019, net income increased by $40.5 million and net losses decreased by $12.9 million, respectively.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relates to the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. Sensitivity analysis measures the impact of hypothetical changes in interest rates, foreign exchange rates, and other market rates or prices on the profitability of market-sensitive financial instruments and our results of operations.

Foreign Currency Risk

The majority of our net sales, expense, and capital purchases were transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation existed due to our operations in Canada, Europe, Australia, Mexico, India, and South Africa, albeit each individually and in the aggregate to a small extent. As of December 31, 2020, our largest international operations were in Canada. Based on fiscal 2020 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating income by approximately $135, while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating income by approximately $70. The individual impacts to the operating income of hypothetical currency fluctuations in the Canadian dollar have been calculated in isolation from any potential responses to address such exchange rate changes in our other foreign markets. Our exposures to foreign currency risk related to our other operations in our other international locations were immaterial and have been excluded from this analysis.

Our investments in the net assets of our international operations were also subject to currency risk. As of December 31, 2020, the impacts of translations of foreign-denominated net assets of our international operations were immaterial to the Company’s consolidated financial statements. The translation impacts related to the net assets of our international operations are recorded within accumulated other comprehensive income. Historically, we have not hedged this exposure, although we may elect to do so in future periods.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eXp World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company for the year ended December 31, 2018, before the effects of the adjustments to retrospectively apply the common stock split presentation discussed in Note 1 to the financial statements, were audited by other auditors whose report, dated March 18, 2019, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2018 financial statements to retrospectively apply the change in presentation for common stock split, as discussed in Note 1 to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2018 financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2018 financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commissions and Other Agent-Related Costs – Revenue Share expenses – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has a revenue sharing plan where its agents and brokers can receive commission income from real estate transactions consummated by agents and brokers they have attracted to the Company. Agents and brokers are eligible for revenue share based on the number of Front-Line Qualifying Active agents they have attracted to the Company. A Front-Line Qualifying Active agent is an agent or broker that an agent or broker has personally attracted to the Company who has met specific sales transaction volume requirements. For the year ended December 31, 2020, the Company incurred $1.6 billion of commissions and other agent-related costs, which includes commissions paid to agents and brokers under the revenue sharing plan.

We identified the revenue sharing plan as a critical audit matter because the plan has a complex multi-tiered compensation structure involving highly automated system calculations to determine the commissions paid to agents and brokers. This required an increased extent of audit effort to audit and evaluate the accuracy of commissions paid under the revenue share plan.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed related to the testing of the accuracy of expenses under the revenue sharing plan included the following, among others:

●	We tested the effectiveness of controls over the revenue share expenses, including management’s controls over the calculation of commissions costs under the revenue sharing plan.
●	With the assistance of our IT specialists, we:
o	Identified the significant system used to process revenue share transactions and tested the general IT controls over the system, including testing of user access controls, change management controls, and IT operations controls.
o	Performed testing of automated controls, as well as the controls designed to ensure the accuracy of revenue share expenses.
●	We selected samples of commissions costs incurred for agents and brokers under the revenue sharing plan and recalculated the commissions based on the terms of the respective independent contractor agreements.
●	For the samples selected:
o	We tested the mathematical accuracy of the recorded commission by recalculating the revenue sharing allocation in accordance with the independent contractor agreements and traced the underlying transactions to third party documents including settlement statements, purchase agreements and bank statements.
o	We tested the accuracy of the Front-Line Qualifying Agent count for agents and brokers by reading independent contractor agreements and obtained evidence of agents and brokers reaching the required sales transaction volume, including settlement statements.

/s/ Deloitte & Touche LLP

San Francisco, California

March 11, 2021

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

eXp World Holdings, Inc.

Bellingham, Washington

Opinion on the Consolidated Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), equity, and cash flows of eXp World Holdings, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”), before the effects of the adjustments to retrospectively apply the change in presentation for the common stock split described in Note 1. In our opinion, the consolidated financial statements for the year ended December 31, 2018, before the effects of the adjustments to retrospectively apply the change in presentation for the common stock split described in Note 1, present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America (the 2018 consolidated financial statements before the effects of the adjustments discussed in Note 1 are not presented herein).

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in presentation for the common stock split described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Deloitte & Touche LLP.

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

Salt Lake City, Utah

March 18, 2019

EXP WORLD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 100,143	$ 40,087
Restricted cash	27,781	6,987
Accounts receivable, net of allowance for credit losses of $1,879 and allowance for bad debt of $137, respectively	76,951	28,196
Prepaids and other assets	7,350	3,549
TOTAL CURRENT ASSETS	212,225	78,819
Property, plant, and equipment, net	7,848	5,428
Operating lease right-of-use assets	819	1,264
Other noncurrent assets	-	16
Intangible assets, net	8,350	2,677
Goodwill	12,945	8,248
TOTAL ASSETS	$ 242,187	$ 96,452

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 3,957	$ 2,593
Customer deposits	27,781	6,987
Accrued expenses	62,750	31,034
Current portion of long-term payable	1,416	916
Current portion of lease obligation - operating lease	746	435
TOTAL CURRENT LIABILITIES	96,650	41,965
Long-term payable, net of current portion	2,876	1,530
Long-term lease obligation - operating lease, net of current portion	74	829
TOTAL LIABILITIES	99,600	44,324
Commitments and Contingencies (Note 14)

EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 146,677,786 issued and 144,143,292 outstanding in 2020; 132,398,616 issued and 131,473,252 outstanding in 2019 (1)	1	1
Additional paid-in capital	218,492	130,682
Treasury stock, at cost: 2,534,494 and 925,364 shares held, respectively	(37,994)	(8,623)
Accumulated deficit	(39,162)	(70,293)
Accumulated other comprehensive income	247	200
Total eXp World Holdings, Inc. stockholders' equity	141,584	51,967
Equity attributable to noncontrolling interest	1,003	161
TOTAL EQUITY	142,587	52,128
TOTAL LIABILITIES AND EQUITY	$ 242,187	$ 96,452

(1)	All applicable period amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend in February 2021. See Note 1 – Description of Business and Basis of Presentation for details.

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$ 1,798,285	$ 979,937	$ 500,148
Operating expenses
Commissions and other agent-related costs	1,638,674	895,882	459,716
General and administrative expenses	122,801	89,035	59,855
Sales and marketing expenses	5,223	3,799	2,961
Total operating expenses	1,766,698	988,716	522,532
Operating income (loss)	31,587	(8,779)	(22,384)
Other expense
Other expense (income), net	133	247	(32)
Equity in losses of unconsolidated affiliates	51	34	-
Total other expense (income), net	184	281	(32)
Income (loss) before income tax expense	31,403	(9,060)	(22,352)
Income tax expense	413	497	78
Net income (loss)	30,990	(9,557)	(22,430)
Net loss attributable to noncontrolling interest	141	29	-
Net income (loss) attributable to eXp World Holdings, Inc.	$ 31,131	($ 9,528)	($ 22,430)

Earnings (loss) per share (1)
Basic	$ 0.22	($ 0.08)	($ 0.19)
Diluted	$ 0.21	($ 0.08)	($ 0.19)
Weighted average shares outstanding (1)
Basic	138,572,358	126,256,407	115,379,840
Diluted	151,550,075	126,256,407	115,379,840

Comprehensive income (loss):
Net income (loss)	$ 30,990	($ 9,557)	($ 22,430)
Comprehensive loss attributable to noncontrolling interests	141	29	-
Net income (loss) attributable to eXp World Holdings, Inc.	31,131	(9,528)	(22,430)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax	47	211	(20)
Comprehensive income (loss) attributable to eXp World Holdings, Inc.	$ 31,178	($ 9,317)	($ 22,450)

(1)	All applicable period amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend in February 2021. See Note 1 – Description of Business and Basis of Presentation for details.

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share amounts)

	Year Ended December 31,
	2020	2019	2018
Common stock:
Balance, beginning of year	$ 1	$ 1	$ 1
Balance, end of year	1	1	1
Treasury stock:
Balance, beginning of year	(8,623)	-	-
Repurchases of common stock	(29,371)	(27,056)	-
Retirement of treasury stock	-	18,433	-
Balance, end of year	(37,994)	(8,623)	-
Additional paid-in capital:
Balance, beginning of year	130,683	90,756	36,848
Cumulative effect from the adoption of new accounting standards	-	-	5,739
Shares issued for acquisition	-	-	1,000
Shares issued for stock options exercised	6,946	2,298	2,015
Agent growth incentive stock compensation	13,094	13,209	19,053
Agent equity stock compensation	60,968	37,768	21,254
Stock option compensation	6,801	5,085	4,847
Retirement of treasury stock	-	(18,433)	-
Balance, end of year	218,492	130,683	90,756
Accumulated deficit:
Balance, beginning of year	(70,293)	(60,765)	(32,596)
Cumulative effect from the adoption of new accounting standards	-	-	(5,739)
Net income (loss)	31,131	(9,528)	(22,430)
Balance, end of year	(39,162)	(70,293)	(60,765)
Accumulated other comprehensive income (loss):
Balance, beginning of year	200	(12)	8
Foreign currency translation gain (loss)	47	212	(20)
Balance, end of year	247	200	(12)
Noncontrolling interest:
Balance, beginning of year	160	-	-
Net loss	(141)	(29)	-
Stock compensation	451	-	-
Contributions by noncontrolling interests	533	189	-
Balance, end of year	1,003	160	-
Total equity	$ 142,587	$ 52,128	$ 29,980

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share amounts)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$ 30,990	($ 9,557)	($ 22,430)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	3,360	2,057	870
Amortization expense - intangible assets	629	327	24
Amortization expense - long-term payable	157	140	21
Asset impairments	225	-	-
Allowance for credit losses on receivables/bad debt on receivables	1,742	(137)	(484)
Equity in loss of unconsolidated affiliates	51	34	-
Agent growth incentive stock compensation expense	15,239	13,959	19,053
Stock option compensation	6,801	5,085	4,847
Agent equity stock compensation expense	60,968	37,768	21,254
Changes in operating assets and liabilities:
Accounts receivable	(50,193)	(10,626)	(10,037)
Prepaids and other assets	(3,534)	(1,696)	(1,179)
Customer deposits	20,794	4,421	1,597
Accounts payable	1,364	1,413	609
Accrued expenses	30,017	11,302	10,166
Long term payable	1,048	697	-
Other operating activities	1	(1)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	119,659	55,186	24,311
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,436)	(5,000)	(2,134)
Acquisition of businesses, net of cash acquired	(10,502)	(1,500)	(6,725)
Intangible assets acquired	-	(140)	-
Other investing activities	(25)	(50)	-
NET CASH USED IN INVESTING ACTIVITIES	(16,963)	(6,690)	(8,859)
FINANCING ACTIVITIES
Repurchase of common stock	(29,371)	(27,056)	-
Proceeds from exercise of options	6,946	2,298	2,015
Transactions with noncontrolling interests	532	189	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,893)	(24,569)	2,015
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	47	106	(21)
Net change in cash, cash equivalents and restricted cash	80,850	24,033	17,446
Cash, cash equivalents and restricted cash, beginning balance	47,074	23,041	5,595
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 127,924	$ 47,074	$ 23,041

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 754	$ 130	$ 73
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Retirement of treasury stock	$ -	$ 18,433	$ -
Lease liabilities arising from obtaining right-of-use assets	138	1,524	-
Intangible assets in accounts payable	-	70	-
Termination of lease liabilities	204	-	-
Liabilities incurred associated with business acquisition	1,500	-	4,108
Property, plant and equipment purchases in accounts payable	117	93	87
Liabilities assumed in business acquisition	140	-	-
Common stock issued for business acquisition	-	-	1,000

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts, unless otherwise noted)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (collectively with its subsidiaries, the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States, and most of the Canadian provinces. During the previous five fiscal quarters, the Company began operations in the United Kingdom (U.K.), Australia, South Africa, Portugal, France, India, and Mexico. The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Common stock split

On January 19, 2021, the Company declared a two-for-one stock split of the Company’s common stock effected in the form of a stock dividend (the “Stock Split”) on each share of the Company’s outstanding Common Stock. The stock dividend was issued on February 12, 2021 to holders of record of the Company’s Common Stock at the close of business on January 29, 2021. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Stock Split.

Impact of the Stock Split

The impacts of the Stock Split were applied retroactively for all periods presented in accordance with applicable guidance. Therefore, prior period amounts are different from those previously reported. Certain amounts within the following tables may not foot due to rounding.

The following table illustrates changes in earnings (loss) per share and weighted average shares outstanding as previously reported prior to, and as adjusted subsequent to, the impact of the Stock Split retroactively adjusted for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019			2018
	As Previously Reported	Impact of Stock Split	Revised	As Previously Reported	Impact of Stock Split	Revised
Weighted average shares outstanding
Basic	62,585,555	63,670,852	126,256,407	57,689,920	57,689,920	115,379,840
Diluted	62,585,555	63,670,852	126,256,407	57,689,920	57,689,920	115,379,840
Earnings (loss) per share
Basic	(0.15)	0.07	(0.08)	(0.39)	0.20	(0.19)
Diluted	(0.15)	0.07	(0.08)	(0.39)	0.20	(0.19)

The following table illustrates changes in equity as previously reported prior to, and as adjusted subsequent to, the impact of the Stock Split retroactively adjusted for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019			2018
	As Previously Reported	Impact of Stock Split	Revised	As Previously Reported	Impact of Stock Split	Revised
Common stock:
Balance, beginning of year	60,609,102	60,609,102	121,218,204	54,962,535	54,962,535	109,925,070
Retirement of common stock	(1,818,273)	(1,818,273)	(3,636,546)	-	-	-
Shares issued for acquisition	-	-	-	97,371	97,371	194,742
Shares issued for stock options exercised	2,261,122	2,261,122	4,522,244	2,594,050	2,629,524	5,223,574
Agent growth incentive stock compensation	1,345,754	1,345,754	2,691,508	1,270,545	1,271,379	2,541,924
Agent equity stock compensation	3,801,603	3,801,603	7,603,206	1,684,601	1,648,293	3,332,894
Balance, end of year	66,199,308	66,199,308	132,398,616	60,609,102	60,609,102	121,218,204
Common stock, par value (1)	$ 1	$ -	$ 1	$ 1	$ -	$ 1

(1)	The par value of common stock changed by less than one thousand dollars and shows no impact due to rounding.

Stock awards under the Company’s equity incentive program for agents, where the performance metric had been achieved, were adjusted retroactively to give effect to the Stock Split retroactively adjusted for the following periods:

	Shares			Weighted Average Grant Date Fair Value
	As Previously Reported	Impact of Stock Split	Revised	As Previously Reported	Impact of Stock Split	Revised
Balance, December 31, 2018	3,872,877	3,872,877	7,745,754	$ 11.63	($ 5.82)	$ 5.82
Granted	1,687,457	1,687,457	3,374,914	9.23	(4.62)	4.62
Vested and issued	(1,494,633)	(1,494,633)	(2,989,266)	11.21	(5.60)	5.61
Forfeited	(677,592)	(677,592)	(1,355,184)	3.39	(1.70)	1.70
Balance, December 31, 2019	3,388,109	3,388,109	6,776,218	$ 11.04	($ 5.52)	$ 5.52

The Company’s stock options were adjusted retroactively to give effect to the Stock Split for the following periods:

	Options			Weighted Average Exercise Price
	As Previously Reported	Impact of Stock Split	Revised	As Previously Reported	Impact of Stock Split	Revised
Balance, December 31, 2018	8,697,613	8,697,613	17,395,226	$ 2.08	($ 1.04)	$ 1.04
Granted	776,746	776,746	1,553,492	9.44	(4.72)	4.72
Exercised	(2,261,122)	(2,261,122)	(4,522,244)	1.02	(0.51)	0.51
Forfeited	(437,881)	(437,881)	(875,762)	7.94	(3.97)	3.97
Balance, December 31, 2019	6,775,356	6,775,356	13,550,712	$ 2.90	($ 1.45)	$ 1.45

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of eXp World Holdings, Inc., its wholly-owned subsidiaries, and including those entities in which we have a variable interest of which we are the primary beneficiary. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or exercises control over the operations and has less than 50% ownership, it will use the equity method or the cost method of accounting for investments. Entities in which the Company has less than a 20% investment and where the Company does not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation.

Variable interest entities and noncontrolling interests

A company is deemed to be the primary beneficiary of a VIE and must consolidate the entity if the company has both: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In 2019, the Company made capital contributions in consideration for an ownership interest in First Cloud Investment Group, LLC (“First Cloud”), a Nevada limited liability company providing mortgage origination for end-consumers, with the remaining ownership interests held by certain independent agents and brokers. Under the terms of the operating agreement, the Company maintains at least a 50% equity ownership interest in First Cloud.

The Company determined that First Cloud is a VIE, as the Company is the primary beneficiary that has both the power to direct the activities that most significantly impact the VIE and a variable interest that potentially could be significant to the VIE. The Company treats the interest in First Cloud that it does not own as a noncontrolling interest. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interest, as shown in the consolidated statements of comprehensive income (loss). The noncontrolling interest balance in the consolidated balance sheets represents the proportional share of the equity of the joint venture entity, which is attributable to the noncontrolling shareholders.

As of December 31, 2020, First Cloud’s operations are not material to the Company’s financial position or results of operations.

Joint ventures

A joint venture is a contractual arrangement whereby the Company and other parties undertake an economic activity through a jointly controlled entity. Joint control exists when strategic, financial, and operating policy decisions relating to the activities require the unanimous consent of the parties sharing control. Joint ventures are accounted for using the equity method and are recognized initially at cost.

The Company has investments in a joint venture, Silverline Title & Escrow, LLC (“Silverline”), which operates and manages a title agency that performs, among other functions, core title agent services (for which liabilities arises), including the evaluation of searches to determine the insurability of title, the clearance of underwriting objections, the actual issuance of policies on behalf of insurance companies, and, where customary, the issuance of title commitments and the conducting of title searchers. The Company owns a 50% ownership interest in Silverline with the remaining ownership interest held by a third-party investment company. The Company recognizes its share of income and expenses and equity movement in the venture in proportion to its percentage of ownership.

As of December 31, 2020, Silverline’s operations are not material to the Company’s financial position or results of operations.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for credit losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, goodwill, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Reclassifications

The Company has reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. These reclassifications had no impact on net income (loss) or total stockholders’ equity.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, money market instruments, and all other highly liquid investments purchased with an original or remaining maturity of three months or less at the date of acquisition.

Restricted cash

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released. Once the cash is transferred from escrow, the Company reduces the respective customers’ deposit liability.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown on the statement of cash flows.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$ 40,087	$ 20,538
Restricted cash	6,987	2,503
Total cash, cash equivalents, and restricted cash, beginning balance	$ 47,074	$ 23,041

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$ 100,143	$ 40,087
Restricted cash	27,781	6,987
Total cash, cash equivalents, and restricted cash, ending balance	$ 127,924	$ 47,074

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

Accounts receivable and allowance for expected credit losses

The majority of the Company’s accounts receivable consists of commissions receivable on real estate property settlements, which are in-substance guaranteed because they represent commission payments on closed transactions. The remaining accounts receivable is derived from non-commission based technology fees and short-term advances to agents and brokers. These accounts receivable are typically unsecured.

The allowance for expected credit losses is our estimate based on historical experience. The Company periodically performs detailed reviews to assess the adequacy of the allowance. The Company exercises significant judgment in estimating the timing, frequency and severity of losses. The Company uses the aging schedule method to estimate current expected credit losses (“CECL”) based on days of delinquency, including information about past events and current economic conditions. The Company’s accounts receivable is separated into the three categories above to evaluate allowance under the CECL impairment model. The receivables in each category share similar risk characteristics. The Company analyzes uncollectable accounts for the three categories of receivables. Based on historical information and future expectations, only agent non-commission based fees receivables and agent short-term advances carry any risk of expected credit losses. Current economic conditions and forecasts of future economic conditions do not affect expected credit losses on uncollectable real estate property settlements. The collection of these payments is in-substance guaranteed because they represent commission payments on closed transactions, and the Company has no historical experience or expectation of losses related to these receivables.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

As of December 31, 2020 and 2019, receivables from real estate property settlements totaled $73,838 and $24,924, respectively. As of December 31, 2020, agent non-commission based fees receivable and short-term advances totaled $4,992, of which the Company recognized expected credit losses of $1,879. As of December 31, 2019, agent non-commission based fees receivable and short-term advances totaled $3,409, of which the Company recognized allowance for doubtful accounts of $137.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar and the functional currency of the Company’s foreign subsidiaries is the local currency of their country of domicile. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the consolidated statements of operations in other (income) expense, net. The Company does not employ a hedging strategy to manage the impact of foreign currency fluctuations.

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

Leases

Leases are agreements, or terms within agreements, that convey the right to control the use of and receive substantially all of the economic benefit from an identified asset for a period of time in exchange for consideration. The Company currently only possesses office space leases.

Right-of-use assets

The Company recognizes right-of-use (“ROU”) assets at the commencement date of the lease. ROU assets are measured at cost, less accumulated depreciation and impairment losses, and are adjusted concurrent with the remeasurement of corresponding lease liabilities resulting from a change in future lease payments or a change in the assessment of whether any purchase, extension, or termination options will be exercised.

The cost of ROU assets includes the amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received, if any. Unless the Company is reasonably certain to obtain ownership of the leased asset at the end of the lease term, the ROU assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term.

Lease liabilities

At the commencement date of a lease, the Company recognizes a lease liability measured at the present value of the lease payments to be made over the lease term. Variable lease payments are recognized as expense in the period in which the event or condition that triggers the payment occurs. In calculating the present value of lease payments, the Company uses the incremental borrowing rate at the lease commencement date if the implicit interest rate in the lease is not readily determinable. After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced by the lease payments made. In addition, the carrying amount of lease liabilities is remeasured if there is a modification, a change in the lease term, or a change in the assessment to purchase the underlying asset.

Short-term leases and leases of low-value assets

The Company applies the short-term lease recognition exemption to leases that have a lease term of 12 months or less from the commencement date and which do not contain a purchase option. The Company does not capitalize leases with a present value of below its minimum capitalization threshold as it would not materially affect the Company’s financial position or results of operations. Lease payments on short-term leases and low-value leases are recognized as expense on a straight-line basis over the lease term.

Refer to Note 10 – Leases for more information.

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

The Company did not recognize an impairment for either of the years ended December 31, 2020 and 2019.

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

The Company recognized an impairment of $225 for the year ended December 31, 2020. No impairment was recognized for the year ended December 31, 2019.

Software development costs

The Company capitalizes software development costs related to products to be sold, leased, or marketed to external users and internal-use software.

Business combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the consideration for the acquisition is allocated to the assets acquired and liabilities assumed. The Company recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair values as determined by management as of the acquisition date. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units requires the Company to make assumptions and estimates regarding significant changes or planned changes in the use of the assets, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of the Company’s control change significantly, then goodwill or intangible assets may become impaired. Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or macroeconomic conditions deteriorate.

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

Stock-based compensation

Our stock-based compensation is comprised of agent growth incentive programs, agent equity program, and stock option awards. Stock-based compensation is more fully disclosed in Note 11 – Stockholders’ Equity. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and are recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces stock-based compensation for forfeitures when they occur.

Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition being met.

Revenue recognition

The Company generates substantially all of its revenue from real estate brokerage services and generates a de minimis portion of its revenues from software subscription and professional services. The Company estimates revenue in instances where there is sufficient evidence that a real estate transaction has closed but all of the necessary documentation has not been received. The recognition of any estimated revenue is verified through the passage of time. As such, the Company does not have contracts with customers that provide variable consideration.

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

Disaggregated revenue

The Company primarily operates as a real estate brokerage firm. The vast majority of the Company’s revenue is derived from providing a single service, real estate brokerage services, to purchasers and sellers of homes in the U.S. See Note 15 – Segment information for details regarding segment and geographic information.

Management believes that no disaggregation of revenue from services to customers currently exists that would provide additional insight into the future recognition of revenue and cash flows.

Revenue share expenses

The Company has a revenue sharing plan where its agents and brokers can receive additional commission income from real estate transactions consummated by agents and brokers they have attracted to the Company. Agents and brokers are eligible for revenue share based on the number of frontline qualifying active (“FLQA”) agents they have attracted to the Company. An FLQA agent is an agent or broker that an agent has personally attracted to the Company who has met specific real estate transaction volume requirements. These additional commissions are earned on a multitiered basis by FLQA agents and brokers for real estate transactions within their downstream brokerage network. Commissions to agents and brokers under the revenue sharing plan are included as part of commissions and other agent-related costs in the consolidated statements of comprehensive income (loss).

Advertising and marketing costs

Advertising and marketing costs are generally expensed in the period incurred. Advertising and marketing expenses are included in the sales and marketing expense line item on the accompanying consolidated statements of comprehensive income (loss). For the years ended December 31, 2020, 2019, and 2018, the Company incurred advertising and marketing expenses of $5,223, $3,799, and $2,961, respectively.

Income taxes

The Company records income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby: (i) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

For U.S. income tax returns, the open taxation years subject to examination range from 2011 to 2020.

Comprehensive income (loss)

The Company’s only components of comprehensive income (loss) are net income (losses) and foreign currency translation adjustments.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding plus, if potentially dilutive common shares outstanding during the period. The Company does not pay dividends or have participating shares outstanding. Prior period results have been adjusted to reflect the effect of the Stock Split. Refer to Note 12 – Earnings (Loss) Per Share for details related to the calculations of basic and diluted earnings per share.

Recently adopted accounting principles

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

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. The Company adopted this amendment on January 1, 2021. The Company has assessed the amendments of ASU 2019-12 and determined the amendments to have an immaterial impact on the Company’s consolidated financial statements and related disclosures.

3.	ACQUISITIONS

The following discussion relates to acquisitions completed during the year ended December 31, 2020. Neither of these business combinations were deemed material to the Company’s financial condition, results of operations, or cash flows. No business combinations were executed during the year ended December 31, 2019.

Showcase Web Sites, L.L.C.

On July 31, 2020, the Company acquired the equity ownership interests in Showcase Web Sites, L.L.C. (“Showcase”) for cash consideration of $1.5 million using cash on hand and two-year promissory notes totaling $1.5 million (the “Showcase Acquisition”). Showcase is a technology company focused on agent website and consumer real estate portal technology. With this acquisition, the Company will be able to strategically focus on creating consumer home-search technology for utilization by independent agents and brokers, as well as continued services offerings to third party clients of Showcase.

The following table outlines the fair value of the acquired assets and liabilities from the Showcase Acquisition:

Identifiable assets acquired and goodwill
Cash	$ 138
Accounts receivable, net	3
Prepaid & other current assets	20
Fixed assets, net	17
Showcase tradename	277
Existing technology	135
Customer relationships	240
Goodwill	2,310
Liabilities assumed
Deferred liabilities & other current liabilities	140
Total purchase price	$ 3,000

Success Enterprises, LLC

On December 4, 2020, the Company acquired the equity ownership interests in Success Enterprises LLC (“Success”) and its related media properties, including SUCCESS® print magazine, SUCCESS.com, SUCCESS® newsletters, podcasts, digital training courses and affiliated social media accounts across platforms (the “Success Acquisition”).

On November 4, 2020, Sanford Enterprises, LLC (“Sanford Enterprises”), a wholly-owned entity of Mr. Glenn Sanford, Chief Executive Officer and Chairman of the Board of the Company, purchased all of the membership equity interests in Success from Success Partners Holding Co, a third party media vendor to the Company, for $8.0 million in cash. On December 4, 2020, the Company completed the acquisition of Success from Sanford Enterprises, LLC for cash consideration of $8.0 million using cash on hand. Refer to Note 16 – Related Party Transactions.

The following table outlines the fair value of the acquired assets and liabilities from the Success Acquisition:

Identifiable assets acquired and goodwill
Accounts receivable, net	$ 165
Inventory	236
Prepaid & other current assets	36
Fixed assets, net	3
Success tradename	1,422
Content	2,720
Domains and social media	116
Customer relationships	915
Goodwill	2,387
Total purchase price	$ 8,000

4.	FAIR VALUE MEASUREMENT

The Company holds funds in a money market account, which are considered Level 1 assets. The Company values its money market funds at fair value on a recurring basis.

As of December 31, 2020 and 2019, the fair value of the Company’s money market funds was $53,380 and $18,281, respectively.

There have been no transfers between Level 1, Level 2, and Level 3 in the periods presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the periods presented.

5.	PREPAIDS AND OTHER ASSETS

Prepaids and other assets consisted of the following:

	December 31, 2020	December 31, 2019
Prepaid expenses	$ 2,489	$ 1,730
Prepaid insurance	2,318	954
Rent deposits	123	73
Other assets (includes inventory)	2,420	792
Total prepaid expenses	$ 7,350	$ 3,549

6.
6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2020	December 31, 2019
Computer hardware and software	$ 13,828	$ 8,431
Furniture, fixture, and equipment	20	21
Total depreciable property and equipment	13,848	8,452
Less: accumulated depreciation	(6,738)	(3,378)
Depreciable property, net	7,110	5,074
Assets under development	738	354
Property, plant, and equipment, net	$ 7,848	$ 5,428

For the years ended December 31, 2020, 2019, and 2018, depreciation expense was $3,360, $2,057, and $870, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were:

	December 31, 2020	December 31, 2019
Goodwill	$ 8,248	$ 8,248
Acquisitions	4,697	-
Total goodwill	$ 12,945	$ 8,248

Goodwill was recorded in connection with the acquisitions of Showcase in July 2020 and Success in December 2020 and represents fair value as of the acquisition dates. Each acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired, and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill.

The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred that indicated it was more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	December 31, 2020			December 31, 2019
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 2,868	($ 267)	$ 2,601	$ 1,169	($ 127)	$ 1,042
Existing technology	1,396	(415)	981	559	(99)	460
Non-competition agreements	125	(87)	38	125	(45)	80
Customer relationships	1,895	(170)	1,725	740	(80)	660
Software	-	-	-	225	-	225
Licensing agreement	210	(41)	169	210	-	210
Intellectual property	2,836	-	2,836	-	-	-
Total intangible assets	$ 9,330	($ 980)	$ 8,350	$ 3,028	($ 351)	$ 2,677

For the years ended December 31, 2020, 2019, and 2018, amortization expense for definite-lived intangible assets was $629, $327, and $24, respectively.

As of December 31, 2020, expected amortization related to definite-lived intangible assets will be:

Expected amortization
2021	$ 1,199
2022	1,122
2023	880
2024	665
2025 and thereafter	4,484
Total	$ 8,350

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2020	December 31, 2019
Commissions payable	$ 50,484	$ 26,030
Payroll payable	6,354	1,201
Taxes payable	1,008	1,205
Stock liability awards	2,093	750
Other accrued expenses	2,811	1,848
	$ 62,750	$ 31,034
9.
9.	DEBT

The Company issued unsecured promissory notes in the aggregate principal amount of $1.5 million in connection with the Showcase Acquisition in July 2020. The promissory notes accrue interest of 8% per annum, and interest is payable monthly beginning six months after the acquisition date.

The first installment payment of outstanding principal in the amount of $0.5 million is due on July 31, 2021, the first anniversary of the acquisition date, with the second installment payment for the remaining $1.0 million of outstanding principal payable on July 31, 2022, the second anniversary of the acquisition date.

10.	LEASES

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

Information as lessee under ASC 842

The Company reassessed all of leases to determine whether any expired or existing contracts were or contained a lease under ASC 842. Expired or existing contracts previously considered leases under ASC 840 no longer meet the definition of a lease under ASC 842 and therefore, have been excluded from future lease payments.

The Company still maintains these agreements, along with other short-term leases that are not capitalized, and the expenses are recognized in the period incurred.

As of December 31, 2020, maturities of the operating lease liabilities by fiscal year were as follows:

Year Ending December 31,
2021	$ 371
2022	320
2023	165
2024	5
2025	5
2026 and thereafter	1
Total lease payments	867
Less: interest	(47)
Total operating lease liabilities	$ 820

Included below is other information regarding leases for the year ended December 31, 2020.

	Year Ended December 31,
	2020	2019
Other information
Operating lease expense	$ 276	$ 249
Short-term lease expense	16	27
Cash paid for operating leases	274	249
Weighted-average remaining lease term (years) – operating leases (1)	3.8	3
Weighted-average discount rate – operating leases	4.481%	4.850%
(1)	The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

Rent expense is recorded in general and administrative expense in the consolidated statements of comprehensive income (loss).

11.	STOCKHOLDERS’ EQUITY

The following table represents a reconciliation of the Company’s common stock for the periods presented, adjusted to give effect to the Stock Split:

	Year Ended December 31,
	2020	2019	2018
Common stock:
Balance, beginning of year	132,398,616	121,218,204	109,925,070
Retirement of common stock	-	(3,636,546)	-
Shares issued for acquisition	-	-	194,742
Shares issued for stock options exercised	6,538,628	4,522,244	5,223,574
Agent growth incentive stock compensation	1,978,072	2,691,508	2,541,924
Agent equity stock compensation	5,762,470	7,603,206	3,332,894
Balance, end of year	146,677,786	132,398,616	121,218,204

The Company’s shareholder approved equity plans described below are administered under the 2013 Stock Option Plan and the 2015 Equity Incentive Plan. Although a limited number of awards under the plan remain outstanding, no awards have been granted under the 2013 Stock Option Plan since 2015. The purpose of the equity plans is to retain the services of valued employees, directors, officers, agents, and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of common stock (the “Agent Equity Program” or “AEP”). If agents and brokers elect to receive portions of their commissions in common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable. Prior to January 1, 2020, the Company recognized a 20% discount on these issuances as an additional cost of sales charge during the periods presented. Effective in January 2020, the Company amended the AEP and adjusted the discount on issued shares from 20% to 10%.

For the years ended December 31, 2020, 2019, and 2018, the Company issued 5,762,470, 7,603,206, and 3,332,894 shares of common stock, respectively, to agents and brokers for $60,968, $37,768, and $21,254, respectively, net of discount.

Agent Growth Incentive Program

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks (the “Agent Growth Incentive Program” or “AGIP”). The incentive program encourages greater performance and awards agents with common stock based on achievement of performance milestones. Awards typically vest after performance benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are based on a fixed-dollar amount of shares based on the achievement of performance metrics. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the performance metric is achieved.

For the years ended December 31, 2020, 2019, and 2018, the Company’s stock compensation attributable to the AGIP was $15,239, $13,959, and $19,053, respectively. The total amount of stock compensation attributable to liability classified awards was $3,246 and $901 for the years ended December 31, 2020 and 2019, respectively, and none during 2018. Stock compensation expense related to the AGIP is included in general and administrative expense in the consolidated statements of comprehensive income (loss).

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Balance, December 31, 2018	$-
Stock grant liability increase year to date	901
Stock grants reclassified from liability to equity year to date	(624)
Balance, December 31, 2019	277
Stock grant liability increase year to date	3,246
Stock grants reclassified from liability to equity year to date	(1,430)
Balance, December 31, 2020	$ 2,093

As of December 31, 2020, the Company had 6,550,390 unvested common stock awards, adjusted to give effect to the Stock Split and unrecognized compensation costs totaling $25,586 attributable to stock awards where the performance metric has been achieved and the number of shares awarded are fixed. The cost is expected to be recognized over a weighted average period of 2.16 years.

The following table illustrates the Company’s stock activity for the Agent Growth Incentive Program for stock awards where the performance metric has been achieved for the following periods, adjusted to give effect to the Stock Split:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2018	7,745,754	$ 5.82
Granted	3,374,914	4.62
Vested and issued	(2,989,266)	5.61
Forfeited	(1,355,184)	1.70
Balance, December 31, 2019	6,776,218	$ 5.52
Granted	2,777,894	9.11
Vested and issued	(1,980,870)	6.42
Forfeited	(1,022,852)	5.66
Balance, December 31, 2020	6,550,390	$ 6.75

Stock Option Awards

Stock options are granted to directors, officers, certain employees, and consultants with an exercise price equal to the fair market value of common stock on the grant date, and the stock options expire 10 years from the date of grant. These options have time-based restrictions with equal and quarterly graded vesting over a three-year period.

The fair value of the options issued was calculated using a Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term	5 - 6 years	5 - 6.25 years	6.25 - 10 years
Expected volatility	69.01% - 116.16%	91.0% - 127.9%	129.2% - 153.7%
Risk-free interest rate	0.21% - 1.58%	1.5% - 2.7%	2.9%
Dividend yield	-%	-%	-%

The following table illustrates the Company’s stock option activity for the following periods, adjusted to give effect to the Stock Split:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance, December 31, 2018	17,395,226	$ 1.04	$ 5.00	6.07
Granted	1,553,492	4.72	0.64	9.52
Exercised	(4,522,244)	0.51	8.56	-
Forfeited	(875,762)	3.97	2.45	-
Balance, December 31, 2019	13,550,712	$ 1.45	$ 8.43	5.59
Granted	3,441,772	10.85	0.05	9.55
Exercised	(6,538,628)	1.06	17.91	-
Forfeited	(602,798)	4.30	19.29	-
Balance, December 31, 2020	9,851,058	$ 4.82	$ 53.49	5.95
Exercisable at December 31, 2020	5,495,394	$ 1.27	$ 60.57	3.41
Vested at December 31, 2020	5,495,394	$ 1.27	$ 60.57	5.87

Range of stock option exercise prices at December 31, 2020:
$0.01 - $5.00 (average remaining life - 3.71 years)	5,750,462	$ 1.02
$5.01 - $15.00 (average remaining life - 8.98 years)	3,545,116	$ 8.13
$15.01 - $30.00 (average remaining life - 9.78 years)	555,480	$ 22.93

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of December 31, 2020, unrecognized compensation cost associated with the Company’s outstanding stock options was $25,736, which is expected to be recognized over a weighted-average period of approximately 1.23 years.

Stock Repurchase Plan

In December 2018, the Company’s board of directors (“the Board”) approved a stock repurchase program authorizing the Company to purchase up to $25.0 million of its common stock, which was later amended in November 2019 and again in June 2020 increasing the authorized repurchase amount to $75.0 million. In December 2020, the Board approved another amendment to the repurchase plan, increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. Purchases under the repurchase program may be made in the open market or through a 10b5-1 plan and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and number of shares repurchased depends upon market conditions. The repurchase program does not require the Company to acquire a specific number of shares. The cost of the shares that are repurchased is funded from cash and cash equivalents on hand.

In December 2019, the Board approved the retirement of the Company’s common stock related to repurchases made during 2019. On December 31, 2019, the Company retired 1,818,273 shares of common stock available in treasury valued at $18,433.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Treasury stock:
Balance, beginning of year	925,364	-	-
Repurchases of common stock	1,609,130	2,743,637	-
Retirement of treasury stock	-	(1,818,273)	-
Balance, end of year	2,534,494	925,364	-

12.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on net income (loss) attributable to eXp shareholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options. The

Company uses the if-converted method to reflect the potential dilutive effect of a $1.0 million payment obligation relating to the November 2018 acquisition of Virbela, LLC, that may be paid in cash or common stock in November 2021.

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented, adjusted to give effect to the Stock Split:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to common stock	$ 31,131	($ 9,528)	($ 22,430)
Denominator:
Weighted average shares - basic	138,572,358	126,256,407	115,379,840
Dilutive effect of common stock equivalents	12,977,717	-	-
Weighted average shares - diluted	151,550,075	126,256,407	115,379,840
Earnings (loss) per share:
Earnings (loss) per share attributable to common stock- basic	$ 0.22	($ 0.08)	($ 0.19)
Earnings (loss) per share attributable to common stock- diluted	0.21	(0.08)	(0.19)

For the years ended December 31, 2020, 2019, and 2018, total outstanding shares of common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 283,842, nil, and nil, respectively.

13.	INCOME TAXES

The following table provides the components of income (loss) before provision for income taxes by domestic and foreign subsidiaries:

	Year Ended December 31,
	2020	2019	2018
Domestic	$ 31,356	($ 9,442)	($ 22,448)
Foreign	47	382	96
Total	$ 31,403	($ 9,060)	($ 22,352)

The components of the provision for (benefit from) income tax expense are as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$ -	$ -	$ -
State	275	320	77
Foreign	466	262	1
Total current income tax provision	741	582	78
Deferred
Federal	23	17	-
State	24	15	-
Foreign	(375)	(117)	-
Total deferred income tax benefit	(328)	(85)	-
Total provision (benefit) for income taxes	$ 413	$ 497	$ 78

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory tax rate	21.00%	21.00%	21.00%
State taxes	6.52%	0.35%	4.02%
Permanent differences	(0.09)%	(2.54)%	(0.57)%
Unrecognized tax benefit	(0.19)%	(0.67)%	-%
Share-based compensation	(42.09)%	11.51%	(10.46)%
Sec. 162m compensation limitation	4.03%	(1.31)%	-%
Foreign tax rate differential	0.01%	(1.68)%	(0.10)%
Valuation allowance	8.99%	(140.59)%	(15.43)%
Prior year true up items	3.07%	109.08%	-%
Other net	0.08%	(0.65)%	1.19%
Total	1.33%	(5.50)%	(0.35)%

Deferred tax assets and liabilities consist of the following for the periods presented:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforward	$ 17,628	$ 12,789
Accruals and reserves	883	436
Lease liability	219	311
Share-based compensation	5,575	6,456
Total gross deferred tax assets	24,305	19,992
Deferred tax liabilities:
Property and equipment	(1,139)	(145)
Intangibles/Goodwill	(383)	(180)
Right of use lease asset	(214)	(311)
Valuation allowance	(22,116)	(19,271)
Net deferred tax assets	$ 453	$ 85

The Company accounts for deferred taxes under ASC Topic 740 – Income Taxes (“ASC 740”), which requires a reduction of the carrying amount of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2020, based on its assessment of the realizability of its net deferred tax assets, the Company continued to maintain a full valuation allowance against all of its federal and state net deferred tax assets. The Company has provided a valuation allowance as of December 31, 2020 and 2019 of $22,116 and $19,271, respectively, for its net deferred tax assets as it cannot conclude it is more likely than not all of the estimated deferred tax assets will be realized. The valuation allowance increased by $2,845 and $12,696 in 2020 and 2019, respectively. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of all or some portion of the allowance. Due to improvements in the Company’s operating results over the past year and anticipated growth in future periods, management believes that there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

As of December 31, 2020, the Company had federal, state, and foreign net operating losses of approximately $70.2 million, $33.1 million, and $2.2 million, respectively. Out of the federal net operating loss, approximately $8.7 million will carry forward 20 years and can offset 100% of future taxable income; and $61.5 million carries forward indefinitely and can offset 80% of taxable income. As of December 31, 2019, the Company conducted an IRC Section 382 analysis with respect to its net operating loss carryforward and determined there was an immaterial limitation.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to various foreign countries. As of December 31, 2020 and 2019, the undistributed earnings of the Company’s foreign subsidiaries were immaterial.

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

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits - beginning of year	$ 54	$ -	$ -
Gross increase for tax positions of prior years	-	54	-
Gross decrease for federal tax rate change for tax positions of prior years	-	-	-
Gross increase for tax positions of current year	-	-	-
Settlements	(54)	-	-
Lapse of statute of limitations	-	-	-
Unrecognized tax benefits - end of year	$ -	$ 54	$ -

The unrecognized tax benefits relate primarily to state taxes. As of December 31, 2020 and 2019, the total amount of unrecognized tax benefits, inclusive of interest, that would affect the Company effective tax rate, if recognized, was nil and $61, respectively. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2020 and 2019, the Company accrued interest or penalties related to uncertain tax positions in the amount of nil and $7, respectively. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. Because the Company has net operating loss carryforwards, there are open statues of limitations in which federal, state and foreign taxing authorities may examine the Company's tax returns for all years from December 31, 2011 through the current period.

14.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against us that could have a material adverse effect on the business, reputation, results of operations or financial condition. Such litigation may include, but is not limited to, actions or claims relating to sensitive data, including proprietary business information and intellectual property and that of clients and personally identifiable information of employees and contractors, cyber-attacks, data breaches and non-compliance with contractual or other legal obligations.

There are no matters pending or, to the Company’s knowledge, threatened that are expected to have a material adverse impact on the business, reputation, results of operations, or financial condition.

There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder is an adverse party or has a material interest adverse to the Company’s interest.

15.	SEGMENT INFORMATION

Historically, management has not made operating decisions and assessed performance based on geographic locations. Rather, the chief operating decision maker makes operating decisions and assesses performance based on the products and services of the identified operating segments. While management does consider real estate and brokerage services, the acquired technology and affiliated services provided to be identified operating segments, the profits and losses and assets of the acquired technology and affiliated series are not material.

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represented 99.6% and 99.9% of the total revenue of the Company for the years ended December 31, 2020 and 2019, respectively. The real estate brokerage business represents 98.9% and 95.8% of the total assets of the Company as of December 31, 2020 and 2019, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through First Cloud and eXp Silverline are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total net income (loss) or total assets as of December 31, 2020.

In 2020, the Company completed the Showcase and the Success acquisition. These are considered technology and affiliated services to the business, respectively, and are not material to the Company’s total revenue, total net income (loss), or total assets for the year ended and as of December 31, 2020.

The Company aggregates the identified operating segments for reporting purposes and has one reportable segment.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the previous two years, the Company expanded operations into the U.K., Australia, South Africa, France, India, Portugal, and Mexico.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities. For the years ended December 31, 2020 and 2019, approximately 5% and 2%, respectively, of the Company’s total revenue was generated outside of the U.S. Assets held outside of the U.S. were 7% and 2% as of December 31, 2020 and 2019.

The Company’s technology services and affiliated services are currently provided primarily in the U.S.

16.	RELATED PARTY TRANSACTIONS

On November 4, 2020, Sanford Enterprises, a wholly-owned entity of Mr. Glenn Sanford, Chief Executive Officer and Chairman of the Board of the Company, purchased all of the membership equity interests in Success from Success Partners Holding Co, an unaffiliated third party, for cash consideration of $8.0 million. In order to facilitate the Success Acquisition, the Company purchased all equity interests of Success from Sanford Enterprises for equal cash consideration of $8.0 million on December 4, 2020. Prior to the acquisition, the Company was the largest customer of Success.

17.	DEFINED CONTRIBUTION SAVINGS PLAN

During 2018, the Company established a defined contribution savings plan to provide eligible employees with a retirement benefit that permits eligible employees the opportunity to actively participate in the process of building a personal retirement fund. The Company sponsors the defined contribution savings plan. In 2019, the Company began matching a portion of contributions made by participating employees. For the years ended December 31, 2020 and 2019, the Company's costs for contributions to this plan were $1,189 and $654, respectively. The Company did not make any plan contributions during the year ended December 31, 2018.

18.
18.	SUBSEQUENT EVENTS

On March 2, 2021, the Company repaid all outstanding promissory notes issued to the previous owners of Showcase and notes payable assumed as part of the Showcase Acquisition. The repayments totaling approximately $1.7 million represented the principal balance plus accrued interest and unpaid fees. The repayments of the notes payable did not result in a gain or loss on early extinguishment.

19.	SELECTED QUARTERLY DATA (UNAUDITED)

Provided below is selected unaudited quarterly financial data for 2020 and 2019, including earnings per share, adjusted to give effect to the Stock Split.

	2020
	Q1	Q2	Q3	Q4
Revenue	$ 271,421	$ 353,525	$ 564,017	$ 609,322
Commissions and other agent-related costs	243,406	319,164	517,169	558,935
Net income	141	8,235	14,918	7,696
Earnings (loss) per share
Basic	$ 0.00	$ 0.06	$ 0.10	$ 0.05
Diluted	$ 0.00	$ 0.06	$ 0.10	$ 0.05
Weighted average shares outstanding
Basic	133,241,235	137,267,291	140,754,887	143,026,018
Diluted	144,647,818	147,078,181	153,548,236	156,543,876
	2019
	Q1	Q2	Q3	Q4
Revenue	$ 157,034	$ 266,705	$ 282,179	$ 274,019
Commissions and other agent-related costs	142,542	244,587	259,141	249,612
Net (loss) income	(6,296)	(2,195)	(1,847)	781
Earnings (loss) per share
Basic	($ 0.05)	($ 0.02)	($ 0.01)	$ 0.01
Diluted	($ 0.05)	($ 0.02)	($ 0.01)	$ 0.01
Weighted average shares outstanding
Basic	121,686,468	123,607,064	127,667,358	131,907,796
Diluted	121,686,468	123,607,064	127,667,358	131,907,796

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company’s management has concluded that our disclosure controls and procedures are effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as follows.

Material Weakness Remediation

As previously reported, management identified that the Company had a material weakness in its internal control over financial reporting as of December 31, 2019, related to its general information technology controls (“GITC”) in certain areas related to user access and program change-management over information technology (“IT”) systems utilized by the Company. Since some of our business process controls (automated and manual) were dependent on the affected GITCs, they too were deemed ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of: IT control processes lacking sufficient documentation; insufficient testing of changes; lack of training for our personnel on the importance of GITCs; and a lack of access control considerations in the design of the systems that could impact internal control over financial reporting. The Company also identified that it did not fully implement key components of the COSO framework, including control and monitoring activities relating to: (i) providing oversight over the system of internal control, (ii) overseeing the nature and scope of monitoring activities and management's evaluation and remediation of deficiencies, (iii) using appropriate processes and technology to assign responsibility and segregate duties as necessary, (iv) maintaining quality through processing, and (v) attracting, developing, and retaining sufficient and competent personnel to support the achievement of internal control objectives. Management determined that the deficiencies, evaluated in the aggregate, could have potentially resulted in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constituted material weaknesses in internal control.

In response to these deficiencies, management implemented measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions included: (i) establishing an internal audit team to support the Company’s entire control environment and its ongoing internal controls development and monitoring; (ii) creating and filling an IT compliance oversight function; (iii) educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting; (iv) developing and maintaining documentation underlying GITCs to promote knowledge transfer upon personnel and function changes; (v) developing enhanced controls and reviews related to changes in IT systems; and (vi) performing an in-depth analysis of who should have access to perform key functions within the system that impact financial reporting and redesigning aspects of the system to better allow the access rights to be implemented. As a result of these efforts, the Company determined that the material weaknesses were remediated, and our internal control over financial reporting was effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial

Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Our independent auditor, Deloitte and Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Inherent Limitations on Effectiveness of Controls

Our management, including the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of eXp World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 11, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Francisco, California

March 11, 2021

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written Code of Business Conduct and Ethics that applies to all directors, officers and employees, including a separate code that applies to only our principal executive officers and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Business Conduct and Ethics is available in the corporate governance subsection of the investor relations section of our website, www.expworldholdings.com, and is available in print upon written request to the Corporate Secretary, eXp World Holdings, Inc., 2219 Rimland Drive, Suite 301, Bellingham, WA 98226. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct and Ethics that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website. Information contained on our website is not incorporated by reference into this report.

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

●	Matters to be Voted on – Proposal 1: Election of Directors;
●	Corporate Governance;
●	Executive Officers;
●	Section 16(a) Beneficial Ownership Reporting Compliance;
●	Accounting Matters – Report of Audit Committee; and
●	Certain Relationships and Related Transaction.
Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

●	Matters to be Voted on – Proposal 3: Approval of 2020 Executive Compensation on an Advisory Basis;
●	Corporate Governance – Compensation Committee;
●	Executive Compensation; and
●	Director Compensation.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2020:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,851,058	$ 4.82	23,528,822
Equity compensation plans not approved by security holders	-	-	-
Total	9,851,058	$ 4.82	23,528,822

Other information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

●	Beneficial Ownership of Common Stock.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

●	Corporate Governance – Board of Directors Overview;
●	Corporate Governance – Controlled Company

●	Certain Relationships and Related-Person Transactions; and
●	Corporate Governance – Director Independence.
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

●	Matters to be Voted on – Proposal 2: Ratification of Appointment of Independent Auditor for 2021;
●	Corporate Governance – Audit Committee; and
●	Accounting Matters – Principal Independent Auditor Fees.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See Consolidated Financial Statements in Item 8

(a)	(2) Financial Statements Schedule**
**

All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed on October 9, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference from Appendix B to the Company’ Definitive Information Statement on Schedule 14C filed on October 9, 2018)
3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2020)
4.1	Description of Securities
10.1	2013 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8‑K filed on October 2, 2013)
10.2	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)
10.3	First Amendment to eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on October 6, 2017)
10.4	Second Amendment to eXp World Holdings, Inc 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on November 15, 2019)
10.5	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8‑K filed on April 30, 2015)
10.6	eXp World Holdings, Inc Stock Repurchase Program (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 27, 2018)
10.7	First Amendment to eXp World Holdings, Inc Stock Repurchase Program (incorporated by reference from the Company's Current Report on Form 8-K filed on November 27, 2019)
10.8	Second Amendment to eXp World Holdings, Inc Stock Repurchase Program, Board Resolution approved December 17, 2020
10.9	2020 Independent Contractor Agreement and Agent Equity Enrollment Form (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2020)
14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on March 12, 2020)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)
23.2	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)
31.1	Certification of the Chief Executive pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

eXp World Holdings, Inc.
(Registrant)

Date: March 11, 2021	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2021	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GLENN SANFORD	Chief Executive Officer and Chairman of the Board	March 11, 2021
Glenn Sanford	(Principal Executive Officer)

/s/ JEFF WHITESIDE	Chief Financial Officer	March 11, 2021
Jeff Whiteside	(Principal Financial Officer)

/s/ KENT CHENG	Global Controller	March 11, 2021
Kent Cheng	(Principal Accounting Officer)

/s/ JAMES BRAMBLE	General Counsel and Corporate Secretary	March 11, 2021
James Bramble

/s/ JASON GESING	Director	March 11, 2021
Jason Gesing

/s/ EUGENE FREDERICK	Director	March 11, 2021
Eugene Frederick

/s/ RANDALL MILES	Director	March 11, 2021
Randall Miles

/s/ DARREN JACKLIN	Director	March 11, 2021
Darren Jacklin

/s/ FELICIA GENTRY	Director	March 11, 2021
Felicia Gentry

/s/ DAN CAHIR	Director	March 11, 2021
Dan Cahir