Form 10-Q
period 2021-03-31
EXP World Holdings, Inc.
filed 2021-05-06
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 001-38493

EXP WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

2219 Rimland Drive, Suite 301

Bellingham, WA 98226

(Address of principal executive offices) (Zip Code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

There were 144,777,364 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of April 23, 2021.

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

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Risk Factors” in Part I, Item 1A, and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 104,392	$ 100,143
Restricted cash	66,105	27,781
Accounts receivable, net of allowance for credit losses of $2,264 and $1,879, respectively	88,475	76,951
Prepaids and other assets	7,791	7,350
TOTAL CURRENT ASSETS	266,763	212,225
Property, plant, and equipment, net	9,042	7,848
Operating lease right-of-use assets	731	819
Intangible assets, net	8,121	8,350
Goodwill	12,945	12,945
TOTAL ASSETS	$ 297,602	$ 242,187

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 5,119	$ 3,957
Customer deposits	66,105	27,781
Accrued expenses	79,392	62,750
Current portion of long-term payable	916	1,416
Current portion of lease obligation - operating lease	361	746
TOTAL CURRENT LIABILITIES	151,893	96,650
Long-term payable, net of current portion	1,726	2,876
Long-term lease obligation - operating lease, net of current portion	370	74
TOTAL LIABILITIES	153,989	99,600

EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 147,934,768 issued and 144,899,364 outstanding in 2021; 146,677,786 issued and 144,143,292 outstanding in 2020	1	1
Additional paid-in capital	248,634	218,492
Treasury stock, at cost: 3,035,404 and 2,534,494 shares held, respectively	(72,003)	(37,994)
Accumulated deficit	(34,316)	(39,162)
Accumulated other comprehensive income	294	247
Total eXp World Holdings, Inc. stockholders' equity	142,610	141,584
Equity attributable to noncontrolling interest	1,003	1,003
TOTAL EQUITY	143,613	142,587
TOTAL LIABILITIES AND EQUITY	$ 297,602	$ 242,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenues	$ 583,833	$ 271,421
Operating expenses
Commissions and other agent-related costs	530,347	243,406
General and administrative expenses	46,300	26,860
Sales and marketing expenses	2,257	944
Total operating expenses	578,904	271,210
Operating income	4,929	211
Other expense
Other (income) expense, net	(134)	38
Equity in losses of unconsolidated affiliates	6	21
Total other (income) expense, net	(128)	59
Income before income tax expense	5,057	152
Income tax expense	211	11
Net income	4,846	141
Net loss attributable to noncontrolling interest	-	24
Net income attributable to eXp World Holdings, Inc.	$ 4,846	$ 165

Earnings per share
Basic	$ 0.03	$ 0.00
Diluted	$ 0.03	$ 0.00
Weighted average shares outstanding
Basic	144,354,991	133,241,235
Diluted	158,722,126	144,647,818

Comprehensive income (loss):
Net income	$ 4,846	$ 141
Comprehensive loss attributable to noncontrolling interests	-	24
Net income attributable to eXp World Holdings, Inc.	4,846	165
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax	47	(297)
Comprehensive income (loss) attributable to eXp World Holdings, Inc.	$ 4,893	($ 132)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Common stock:
Balance, beginning of quarter	$ 1	$ 1
Balance, end of quarter	1	1
Treasury stock:
Balance, beginning of quarter	(37,994)	(8,623)
Repurchases of common stock	(34,009)	(10,305)
Retirement of treasury stock	-
Balance, end of quarter	(72,003)	(18,928)
Additional paid-in capital:
Balance, beginning of quarter	218,492	130,682
Shares issued for stock options exercised	1,373	1,828
Agent growth incentive stock compensation	4,258	2,551
Agent equity stock compensation	21,402	8,794
Stock option compensation	3,109	1,073
Balance, end of quarter	248,634	144,928
Accumulated deficit:
Balance, beginning of quarter	(39,162)	(70,293)
Net income (loss)	4,846	165
Balance, end of quarter	(34,316)	(70,128)
Accumulated other comprehensive income (loss):
Balance, beginning of quarter	247	200
Foreign currency translation gain (loss)	47	(297)
Balance, end of quarter	294	(97)
Noncontrolling interest:
Balance, beginning of quarter	1,003	161
Net loss	-	(24)
Contributions by noncontrolling interests	-	87
Balance, end of quarter	1,003	224
Total equity	$ 143,613	$ 56,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$ 4,846	$ 141
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	1,007	757
Amortization expense - intangible assets	303	103
Amortization expense - long-term payable	-	64
Allowance for credit losses on receivables/bad debt on receivables	385	193
Equity in loss of unconsolidated affiliates	6	21
Agent growth incentive stock compensation expense	5,472	3,519
Stock option compensation	3,109	1,073
Agent equity stock compensation expense	21,402	8,794
Changes in operating assets and liabilities:
Accounts receivable	(11,907)	(6,626)
Prepaids and other assets	(459)	(476)
Customer deposits	38,324	3,219
Accounts payable	1,161	1,336
Accrued expenses	15,420	5,371
Long term payable	(150)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	78,919	17,489
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,257)	(1,355)
Acquisition of businesses, net of cash acquired	(1,500)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(3,757)	(1,355)
FINANCING ACTIVITIES
Repurchase of common stock	(34,009)	(10,305)
Proceeds from exercise of options	1,373	1,828
Transactions with noncontrolling interests	-	87
NET CASH (USED IN) FINANCING ACTIVITIES	(32,636)	(8,390)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	47	(710)
Net change in cash, cash equivalents and restricted cash	42,573	7,034
Cash, cash equivalents and restricted cash, beginning balance	127,924	47,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 170,497	$ 54,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 3	$ 30
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from obtaining right-of-use assets	$ -	$ -
Termination of lease liabilities	-	43
Property, plant and equipment purchases in accounts payable	141	109

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (collectively with its subsidiaries, the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States and most of the Canadian provinces. Since the fourth quarter of 2019, the Company commenced operations in the United Kingdom (U.K.), Australia, South Africa, Portugal, France, India, Mexico, Puerto Rico, Brazil, Italy, and Hong Kong. Our real estate brokerage is now one of the largest and fastest growing real estate brokerage companies in the United States by agent count, and recently began to expand internationally. The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021 (“2020 Annual Report”).

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. On January 15, 2021, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend to stockholders of record as of January 29, 2021 (the “Stock Split”). The Stock Split was effected on February 12, 2021. All shares, restricted stock units (“RSU”), stock options, and per share information have been retroactively adjusted to reflect the stock split. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Variable interest entities and noncontrolling interests

A company is deemed to be the primary beneficiary of a variable interest entity (“VIE”) and must consolidate the entity if the company has both: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Reclassifications

The Company has reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. No material reclassifications occurred during the current period.

Restricted cash

Restricted cash consists of cash held in escrow by the Company on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released. Once the cash transfers from escrow, the Company reduces the respective customers’ deposit liability.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	Cash and cash equivalents	Restricted cash	Total
Balance, December 31, 2019	$ 40,087	$ 6,987	$ 47,074
Net activity	4,192	2,842	7,034
Balance, March 31, 2020	$ 44,279	$ 9,829	$ 54,108
Balance, December 31, 2020	$ 100,143	$ 27,781	$ 127,924
Net activity	4,249	38,324	42,573
Balance, March 31, 2021	$ 104,392	$ 66,105	$ 170,497

Recently Adopted Accounting Principles and Change in Accounting Principle

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 – Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. The adoption of ASU 2019-12 had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. In January 2021, the FASB amended this Update to clarify certain optional expedients and exceptions for contract modifications and hedge accounting that apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The Company does not have any material contracts, hedging or other transactions that reference LIBOR, and we do not expect to utilize the expedients and exceptions provided in this guidance.

3.	EXPECTED CREDIT LOSSES

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

The Company analyzed uncollectable accounts for the three categories of receivables and concluded that only agent non-commission based fees receivables and agent short-term advances carry any risk of expected credit losses. Current economic conditions and forecasts of future economic conditions do not affect expected credit losses of uncollectable real estate property settlements. The collection of these payments is in-substance guaranteed because they represent commission payments on closed transactions, and the Company has no historical experience or expectation of losses related to these receivables. Receivables from real estate property settlements totaled $85,412 and $73,838 as of March 31, 2021 and December 31, 2020,  respectively. As of March 31, 2021 and December 31, 2020, agent non-commission based fees receivable and short-term advances totaled $5,327 and $4,992, of which the Company recognized expected credit losses of $2,264 and $1,879, respectively.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

Changes in the allowance were not material for the three months ended March 31, 2021.

4.	PLANT, PROPERTY AND EQUIPMENT, NET

Fixed assets, net consisted of the following:

	March 31, 2021	December 31, 2020
Computer hardware and software	$ 15,431	$ 13,828
Furniture, fixture, and equipment	20	20
Total depreciable property and equipment	15,451	13,848
Less: accumulated depreciation	(7,749)	(6,738)
Depreciable property, net	7,702	7,110
Assets under development	1,340	738
Property, plant, and equipment, net	$ 9,042	$ 7,848

For the three months ended March 31, 2021 and 2020, depreciation expense was $1,007 and $757, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $12,945 as of March 31, 2021 and December 31, 2020. The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three months ended March 31, 2021, no events occurred that indicated it was more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	March 31, 2021			December 31, 2020
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 2,868	($ 339)	$ 2,529	$ 2,868	($ 267)	$ 2,601
Existing technology	1,470	(571)	899	1,396	(415)	981
Non-competition agreements	125	(97)	28	125	(87)	38
Customer relationships	1,895	(218)	1,677	1,895	(170)	1,725
Licensing agreement	210	(58)	152	210	(41)	169
Intellectual property	2,836	-	2,836	2,836	-	2,836
Total intangible assets	$ 9,404	($ 1,283)	$ 8,121	$ 9,330	($ 980)	$ 8,350

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended March 31, 2021 and 2020 was $303 and $103, respectively. The Company has no indefinite-lived assets.

6.	LEASES

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

Included below is other information regarding leases for the periods presented:

	Three Months Ended March 31,
	2021	2020
Other information
Operating lease expense	$ 96	$ 117
Short-term lease expense	96	5
Cash paid for operating leases	16	117
Weighted-average remaining lease term (years) – operating leases (1)	3.8	4
Weighted-average discount rate – operating leases	4.481%	4.850%
(1)	The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

As of March 31, 2021, expirations of lease obligations by fiscal year were as follows:

Period Ending December 31,
Remaining 2021	$ 274
2022	320
2023	165
2024	5
2025	5
2026 and thereafter	1
Total lease payments	770
Less: interest	(39)
Total operating lease liabilities	$ 731

7.DEBT

The Company issued unsecured promissory notes in the aggregate principal amount of $1.5 million in connection with the acquisition of Showcase Web Sites, L.L.C. (“Showcase”) in July 2020. The promissory notes accrue interest of 8% per annum, and interest is payable monthly beginning six months after the closing date.

On March 2, 2021, the Company repaid all outstanding promissory notes issued to the previous owners of Showcase and notes payable assumed as part of the acquisition. The repayments totaled approximately $1.7 million representing the principal balance plus accrued interest and unpaid fees. The repayments of the notes payable did not result in a gain or loss on early extinguishment.

8.STOCKHOLDERS’ EQUITY

The following table represents a reconciliation of the Company’s common stock for the periods presented:

	Three Months Ended March 31,
	2021	2020
Common stock:
Balance, beginning of quarter	146,677,786	132,398,616
Shares issued for stock options exercised	547,776	3,570,096
Agent growth incentive stock compensation	285,122	254,212
Agent equity stock compensation	424,084	1,833,306
Balance, end of quarter	147,934,768	138,056,230

The Company’s stockholder approved equity plans described below are administered under the 2013 Stock Option Plan and the 2015 Equity Incentive Plan. Although a limited number of awards under the plan remain outstanding, no awards have been granted under the 2013 Stock Option Plan since 2015. The purpose of the equity plans is to retain the services of valued employees, directors, officers, agents, and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of common stock (the “Agent Equity Program” or “AEP”). If agents and brokers elect to receive portions of their commissions in common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable. The Company recognizes a 10% discount on these issuances as an additional cost of sales charge during the periods presented.

During the three months ended March 31, 2021 and 2020, the Company issued 424,084 and 1,833,306 shares of common stock, respectively, to agents and brokers with a value of $21,402 and $8,794, respectively, inclusive of discount.

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

For the three months ended March 31, 2021, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $5,472 of which the total amount of stock compensation attributable to liability classified awards was $3,314. Stock compensation expense related to the Agent Growth Incentive Program is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Balance, December 31, 2020	$ 2,093
Stock grant liability increase year to date	1,221
Balance, March 31, 2021	$ 3,314

Stock Option Awards

During the three months ended March 31, 2021, and 2020, the Company granted 127,265 and 303,164 stock options, respectively, to employees with an estimated grant date fair value of $26.01 and $4.41 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

	Three Months Ended March 31,
	2021	2020
Treasury stock:
Balance, beginning of quarter	2,534,494	925,364
Repurchases of common stock	500,910	991,241
Balance, end of quarter	3,035,404	1,916,605

9.EARNINGS PER SHARE

Basic earnings (loss) per share is computed based on net income (loss) attributable to eXp stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options. The Company uses the if-converted method to reflect the potential dilutive effect of a $1.0 million payment obligation relating to the November 2018 acquisition of Virbela, LLC, that may be paid in cash or common stock in November 2021.

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss) attributable to common stock	$ 4,846	$ 165
Denominator:
Weighted average shares - basic	144,354,991	133,241,235
Dilutive effect of common stock equivalents	14,367,135	11,406,583
Weighted average shares - diluted	158,722,126	144,647,818
Earnings (loss) per share:
Earnings (loss) per share attributable to common stock- basic	$ 0.03	$ 0.00
Earnings (loss) per share attributable to common stock- diluted	0.03	0.00

For the three months ended March 31, 2021, total outstanding shares of common stock excluded 6,506 shares from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. The Company’s provision for income tax expense amounted to $0.2 million and $0.01 million for the three months ended March 31, 2021 and 2020, respectively, which represented an effective tax rate of 4.17% and 7.61%, respectively. The increase in income tax expense was primarily attributable to increased profitability and changes to our geographic mix of earnings, partially offset by higher deductible share-based compensation expenses.

We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. As of March 31, 2021, based on our assessment of the realizability of our net deferred tax assets, we continued to maintain a full valuation allowance against all of our federal and state net deferred tax assets. Management has evaluated our recent profitability trends and believes that, if current trends persist, there is a reasonable possibility that within the current fiscal year, sufficient positive evidence may become available to allow us to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance to be released are subject to change based on the positive evidence, including, but not limited to, the level of expected profitability, that we are able to actually achieve in future periods.

On March 11, 2021, The American Rescue Plan Act of 2021 (“ARPA Act”) was signed into law. We evaluated the applicable provisions of the ARPA Act and determined that there is no material impact expected to our financial results. We will continue to monitor future guidance issued regarding the ARPA Act to determine any future impacts to our financial results.

11.FAIR VALUE MEASUREMENT

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

As of March 31, 2021 and December 31, 2020, the fair value of the Company’s money market funds was $53,382 and $53,380, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the period presented.

12.SEGMENT INFORMATION

Historically, management has not made operating decisions and assessed performance based on geographic locations. Rather, the chief operating decision-maker makes operating decisions and assesses performance based on the products and services of the identified operating segments. While management does consider real estate and brokerage services, the acquired technology and affiliated services provided to be identified operating segments, the profits and losses and assets of the technology and affiliated services business units are not material.

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represents 99.3% and 99.9% of the total revenue of the Company for the three months ended March 31, 2021 and 2020, respectively. The real estate brokerage business represents 99.0% and 98.9% of the total assets of the Company as of March 31, 2021 and December 31, 2020, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through First Cloud and Silverline are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total net income (loss) or total assets as of March 31, 2021.

The Company aggregates the identified operating segments for reporting purposes and has one reportable segment.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the previous two years, the Company expanded operations into the U.K., Australia, South Africa, Portugal, France, India, Mexico, Puerto Rico, Brazil, Italy, and Hong Kong.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities. For the three months ended March 31, 2021 and 2020, approximately 7% and 4%, respectively, of the Company’s total revenue was generated outside of the U.S. Assets held outside of the U.S. were 12% and 7% as of March 31, 2021 and December 31, 2020, which primarily consist of cash and cash equivalents and restricted cash held in Canada.

The Company’s technology services and affiliated services are currently provided primarily in the U.S.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Item 1 A. – Risk Factors” in our 2020 Annual Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

This MD&A is divided into the following sections:

●	Overview
●	Market Conditions and Industry Trends
●	Key Business Metrics
●	Recent Business Developments
●	Results of Operations
●	Non-U.S. GAAP Financial Measures
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

All dollar amounts are in USD thousands except share amounts and per share data and as otherwise noted.

OVERVIEW

eXp World Holdings empowers the new economy through its people, platforms and personal and professional development solutions. Through our brokerage, eXp Realty we operate one of the world’s fastest growing real estate brokerages. We are focused on being the most agent-centric company on the planet and offer our agents a generous commission, and a thriving community built on our proprietary and unique cloud-based brokerage and collaboration suite.

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

Throughout 2020 and the first quarter of 2021, we made progress towards achieving our strategic goals, including an increase in our agent count of 77% from 28,449 agents as of March 31, 2020 to 50,333 agents as of March 31, 2021. The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

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

For the period ended March 31, 2021, the COVID-19 pandemic continued to materially and adversely affect businesses worldwide. The magnitude and duration of the impact from COVID-19 are not fully known and cannot be reasonably estimated. While the pandemic has been ongoing, there is still significant volatility and uncertainty surrounding the outlook of the global economy due to continued

restrictions on gatherings and travel, inconsistencies in lifting of those restrictions across geographic markets, new variants to the virus, and the rate of inoculations and efficacy of vaccines. We believe that, once COVID-19 is further contained, the economy will continue to rebound depending on the continued pace, rate, and effectiveness of lifting public health restrictions on businesses and individuals and how quickly people become comfortable engaging in public activities.

According to the National Association of Realtors (“NAR”), the housing market is past the recovery phase from the initial downturn during the beginnings of the COVID-19 pandemic. Current home sales are now at a pre-pandemic level, which is due to a significant increase in demand. The sizable shift to remote work, which has led to current homeowners looking for larger homes and vacation homes, and the continued historic low interest rates have accelerated housing demand. These low mortgage rates are also allowing more buyers to enter the market. According to the NAR housing statistics, existing home sales decreased for the second consecutive month as of March 2021, while the existing-home median price reached a historic record high of $329. The decline in sales is a result of both seasonal activity, with home sales slowing in winter months, and the continued inventory shortage of homes. The demand for home buying remains at an all-time high. The NAR reported that pending home sales also continued to decrease for the second consecutive month of declining contract activity, however this is attributable to low inventory. Th NAR index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos. The Company continues to monitor the macro and micro economic environment but see the demand for housing continuing throughout the year due to continued low interest rates and overall promising economic outlook.

The Company is positioned to continue to grow in light of a series of fluctuations in economic activity. The Company continued its growth trajectory though the first quarter of 2021 with a year over year increase in revenue of 115% and an increase in agent count of 77%. However, depending on the continued course of the COVID-19 pandemic, specifically in key areas of operations, it is too early to predict the full extent of the effects the COVID-19 pandemic will have on the Company as we progress through the remainder of 2021.

Regardless of whether the housing market continues to grow or slows, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

National Housing Inventory

Throughout 2020 and into 2021, increased demand and low mortgage interest rates caused inventory levels to decline to record lows. With government implemented actions in response to COVID-19 in 2020 and overall uncertainty, fewer individuals are listing their homes and construction of new homes has slowed. Due to these factors, year over year inventory has decreased further. According to the NAR, inventory of existing homes for sale in the U.S. was 1.1 million as of March 2021 (preliminary) compared to 1.5 million at the end of March 2020. The NAR indicated the need for new home construction is robust due to the high demand of homes and the record-low inventory levels.

Mortgage Interest Rates

According to the NAR, mortgage interest rates on commitments for 30-year, conventional, fixed-rate mortgages averaged 2.9% for the first quarter of 2021 compared to 3.5% for the first quarter of 2020. Mortgage rates are forecasted to increase minimally to 3.0% throughout 2021. Mortgage rates are expected to remain low throughout 2021. Low mortgage rates are expected to continue to contribute to overall high demand for home-buying.

Housing Affordability Index

According to the NAR, the composite housing affordability index decreased to 173.1 for February 2021 (preliminary) from 175.6 for February 2020. The housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The favorable housing affordability index is due to favorable mortgage rate conditions. However, as housing prices continue to climb due to low inventory and high demand and in light of the higher unemployment rate and the ongoing COVID-19 pandemic, it is still too early to predict the extent to which the effects of these factors will have on long-term unemployment and housing affordability.

Home Sales Transactions

According to the NAR, seasonally adjusted existing home sale transactions for the three months ended March 2021 (preliminary) increased to 6.0 million compared to 5.4 million for the same period in 2020. The NAR anticipates transactions to continue with pace; however, due to low inventory levels, recovery may not be sustainable.

According to the NAR, nationwide existing home sales average price for March 2021 (preliminary) was $329 compared to $281 in March 2020. Due to low supply and high demand, the average sale price is expected to continue to increase through the remainder of

2021. However, it is still too early to predict the extent of the effects of the ongoing COVID-19 pandemic will have on long-term home sales prices.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review:

	Three Months Ended March 31,
	2021	2020

	(in thousands, except transactions and agent count)
Performance:
Agent count	50,333	28,449
Transactions	73,878	37,882
Volume	$ 24,507,856	$ 11,002,500
Revenue	$ 583,833	$ 271,421
Gross margin	9.2%	10.3%
Adjusted EBITDA	$ 14,820	$ 5,727

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S.GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

We periodically evaluate trends in certain metrics to track the Company’s performance.

Our strength is attracting real estate agent and broker professionals that contribute to our growth. Brokerage real estate transactions are recorded when our agents and brokers represent buyer and/or sellers in the purchase or sale, respectively, of a home. The number of real estate transactions is a key driver of our revenue and profitability. Real estate transaction volume represents the total sales value for all homes sold by our agents and brokers and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, local inventory levels, mortgage interest rates, and seasonality. Real estate transaction revenue represents the commission revenue earned by the Company for closed brokerage real estate transactions.

We continue to increase our agents and brokers significantly in the United States and Canada through the execution of our growth strategies. Since 2019, we expanded operations to the U.K., Australia, South Africa, Portugal, France, India, Mexico, Puerto Rico, Brazil, Italy, and Hong Kong. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. With the favorable economic outlook and our unique business model, we anticipate to continuously grow for the remainder of the year.

Settled home sales transactions and volume resulted from closed real estate transactions and typically change directionally with changes in the market’s existing home sales transactions as reported by the NAR, as disproportionate variances are representative of company-specific improvements or shortfalls to the norm. Our home sale transactions growth was directly related to the growth of our agent base over the prior comparative period.

We utilize gross margin, a financial statement measure based on U.S. GAAP to assess eXp’s financial performance from period to period. Gross margin is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales (i.e., gross profit) as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross margin is based on the information provided in our results of operations or our consolidated statements of comprehensive income (loss), and is an important measure of our potential profitability and brokerage performance. For the three months ended March 31, 2021 and 2020, gross margin was 9.2% and 10.3%, respectively. Gross margin decreased year-over-year which is mostly attributable increase in agent commission costs. We continue to monitor our gross margin through efforts to improve our cost structure.

Management also reviews Adjusted EBTIDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA has grown significantly for the three months ended March 31, 2021 and 2020 due to our revenue growth and improved leverage of our cost structure.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Expansion of Our Real Estate Cloud Brokerage

During the fourth quarter of 2020, the Company initiated operations in France, India, Mexico, Portugal, and South Africa. In addition, operations commenced in Puerto Rico, Brazil, Italy, and Hong Kong in the first quarter of 2021. The Company continues to pursue growth opportunities into new global markets. In addition to the international expansion, the Company also continues to focus on growth in the United States and in Canada.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents and employees’ experience. In doing so, we have adopted many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. A NPS above 50 is considered excellent. The Company’s agent NPS was 73 in the first quarter of 2021. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

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

Agent Ownership

The Company maintains an equity incentive program whereby agents and brokers of eXp Realty can become eligible to receive awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. The equity incentive program it continues to be key element in creating a culture of agent-ownership.

Our agent compensation plans represent a key lever in our strategy to attract and retain independent agents and brokers. The costs attributable to these plans are also a significant component of our commission structure and results of operations. Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock issued at a 10% discount. Our operational strategy and the importance of the agent compensation plans to our strategy have not changed; however, the financial impact of the change in the discount has had a meaningful effect on our results of operations. Our stock repurchase program and agent growth incentive program are more fully disclosed in Note 8 – Stockholders’ Equity to the condensed consolidated financial statements.

Technology Products and Services

We continue developing the core Virbela software platform and its underlying infrastructure through our subsidiary, eXp World Technologies, LLC , to accommodate for the increasing use and scale required to support our eXp Realty division. In 2019, we released a new product centered on the concept of an open campus whereby small and independent organizations may utilize sub spaces as part of a larger campus similar to collaborative environments that currently exist in the physical brick and mortar world. In the first quarter of 2020, Virbela began offering virtual events in conjunction with Event Farm, Inc. Given the current environment due to the COVID-19 pandemic, there is an acute need for virtual workplace collaboration. For the period ended March 31, 2021, Virbela has seen an increase in demand for virtual events and collaborative spaces for remote teams and as a result has introduced new products and features including, an expo hall, a concert stage for virtual entertainment, VR support for Oculus Rift and HTC VIVE, and screen sharing and video chat capabilities. Lastly, we expect to continue to service existing and new business-to-business enterprise level contracts in the coming year.

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

Results of Operations

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	Three Months Ended	% of	Three Months Ended	% of	Change 2021 vs. 2020
	March 31, 2021	Revenue	March 31, 2020	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 583,833	100%	$ 271,421	100%	$ 312,412	115%
Operating expenses
Commissions and other agent-related costs	530,347	91%	243,406	90%	286,941	118%
General and administrative expenses	46,300	8%	26,860	10%	19,440	72%
Sales and marketing expenses	2,257	-%	944	-%	1,313	139%
Total operating expenses	578,904	99%	271,210	100%	307,694	113%
Operating income	4,929	1%	211	-%	4,718	2236%
Other (income) expense, net	(128)	-%	59	-%	187	317%
Income before income tax expense	5,057	1%	152	-%	4,905	3227%
Income tax expense	211	-%	11	-%	200	1818%
Net income	4,846	1%	141	-%	4,705	3337%
Add back: Net loss attributable to noncontrolling interest	-	-%	24	-%	(24)	(100)%
Net income attributable to eXp World Holdings, Inc.	$ 4,846	1%	$ 165	-%	$ 4,681	2837%
Adjusted EBITDA (1)	$ 14,820	3%	$ 5,727	2%	$ 9,093	159%
Earnings per share
Basic	$ 0.03		$ 0.00		$ 0.03	N/A
Diluted	$ 0.03		$ 0.00		$ 0.03	N/A
Weighted average shares outstanding
Basic	144,354,991		133,241,235
Diluted	158,722,126		144,647,818
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $583.8 million for the three months ended March 31, 2021 compared to $271.4 million for the same period in 2020, an increase of $312.4 million, or 115%. Total revenues increased for the first quarter of 2021 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count and closed transactions compared to the same period in 2020. Additionally, the average home sale price for eXp closed transactions increased 15% to $332 during the three months ended March 31, 2021 from $290 for the same period in 2020.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $530.3 million for the three months ended March 31, 2021 compared to $243.4 million for the same period in 2020, an increase of $286.9 million, or 118%. Commission and other agent related costs increased primarily as a result of a higher volume of settled real estate transactions related to the increase in our agent base.

General and Administrative Expense

General and administrative expenses were $46.3 million for the three months ended March 31, 2021 compared to $26.9 million for the same period in 2020, an increase of $19.4 million or 72%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $11.8 million in compensation related expenses including salaries, employee benefits, and payroll taxes and processing, an increase of $2.2 million in computer and software expenses, and an increase of $4.0 million in stock compensation expense. These increases are a result of the Company’s increase in employee and agent count and an increase in our stock price compared to the prior period in 2020.

Sales and Marketing

Sales and marketing expenses increased at $2.3 million and $0.9 million for the three months ended March 31, 2021 compared to the same period in 2020 due to initiatives to continue growth, expand brand awareness, and additional marketing costs associated with new business lines.

Other Income (Expense)

There were no significant changes in other income (expense) for the three months ended March 31, 2021 compared to the same period in 2020.

Income Tax Expense

The Company’s provision for income tax expense amounted to $0.2 million and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively, which represented an effective tax rate of 4.17% and 7.61%, respectively.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$ 4,846	$ 141
Other expense (income), net	(128)	59
Income tax expense	211	11
Depreciation, amortization, and impairment expenses (1)	1,310	924
Stock compensation expense (2)	5,472	3,519
Stock option expense	3,109	1,073
Adjusted EBITDA	$ 14,820	$ 5,727
(1)	Amortization of stock liability is included in the “Other expense (income)” line item.
(2)	This includes agent growth incentive stock compensation expense and stock compensation expense related to non-controlling interest.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund our operations and capital expenditures, repurchase our common stock, and meet obligations as they become due. At present, our cash and cash equivalents balances and cash flows from operations have strengthened primarily due to transaction volume growth and improved cost leverage over the prior five years attributable to the expansion of our independent agent and broker network and, to a lesser extent, increased average prices of home sales.

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. Our current capital deployment strategy for 2021 is to utilize excess cash on hand to support our growth initiatives into select markets and enhance our technology platforms and for repurchases of our common stock. As of March 31, 2021, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. In addition, the Company has no known material cash requirements as of March 31, 2021 relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions). The cash requirements for the upcoming fiscal year relate to our leases and our debt associated with acquisitions. For information regarding the Company’s expected cash requirement related to leases, see Note 6 – Leases to the condensed consolidated financial statements. Cash requirements associated with our acquisitions include a $1.0 million payment of cash or common stock of the Company to the previous owners of Virbela, LLC due in November 2021. During the first quarter of 2021, the Company paid $1.5 million of principal amount outstanding for the full settlement of the promissory notes issued to the previous owners of Showcase, which were due in installments payments during 2021 and 2022.

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

We currently do not hold any bank debt, nor have we issued any debt instruments through public offerings or private placements. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would likely suffer. As of March 31, 2021, our cash and cash equivalents totaled $104.4 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. We currently do not possess any marketable securities.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Current assets	$ 266,763	$ 212,225
Current liabilities	(151,893)	(96,650)
Net working capital	$ 114,870	$ 115,575

For the three months ended March 31, 2021, net working capital remained relatively consistent at $115, with a decrease of $ 0.7 million, or 1%, compared to December 31, 2020 primarily due to the early payment of the Showcase acquisition promissory note of $1.5 million, most of which was classified as noncurrent liabilities.

Cash Flows

The following table presents our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cash provided by operating activities	$ 78,919	$ 17,489
Cash used in investment activities	(3,757)	(1,355)
Cash used in financing activities	(32,636)	(8,390)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	47	(710)
Net change in cash, cash equivalents and restricted cash	$ 42,573	$ 7,034

For the three months ended March 31, 2021, cash provided by operating activities increased $61.4 million compared to the same period in 2020. The change resulted primarily from the increased real estate transactions volume, increase in customer deposits, and higher participation by our agents and brokers in our agent stock compensation programs.

For the three months ended March 31, 2021, cash used in our investing activities increased due to higher capital expenditures and acquisition-related payments.

For the three months ended March 31, 2021, the increase in cash flows used in financing activities primarily were related to repurchases of our common stock, partially offset by proceeds received from the exercise of stock options.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, which provides a description of our critical accounting policies. There were no changes to critical accounting policies or estimates as reflected in our 2020 Annual Report. For additional information regarding our critical accounting policies and estimates, see the Critical Accounting Policies and Estimates section of MD&A included in our 2020 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposures to market risk since December 31, 2020. For details on the Company's interest rate and foreign currency exchange, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2020 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of  March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

In addition, no significant changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As the Company’s workforce already operates in a remote environment, there was no material impact of COVID-19 on our day-to-day operations or our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Inherent Limitations on Effectiveness of Internal Controls

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

There were no material changes to the risk factors reported in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended March 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/1/2021-1/31/2021	143,664	$ 85.20	143,664	$ 369,212,804
2/1/2021-2/28/2021	111,555	103.72	111,555	359,024,711
3/1/2021-3/31/2021	245,691	50.02	245,691	346,905,605
Total	500,910	$ 79.65	500,910

(1)	The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and to increase the authorization for the stock repurchase program from $25.0 million to $75.0 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020 and subsequently reinstated it in June 2020 with a maximum authorization of $75.0 million. In December 2020, the Board approved an increase to the total amount of its buyback program from $75.0 million to $400.0 million. The stock repurchase program is more fully disclosed in Note 8 – Stockholders’ Equity to the condensed consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Exhibit
Number	Description
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: May 6, 2021	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)