Form 10-Q
period 2021-06-30
EXP World Holdings, Inc.
filed 2021-08-04
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☐    No ☒

There were 146,421,690 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of June 30, 2021.

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

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 107,413	$ 100,143
Restricted cash	93,762	27,781
Accounts receivable, net of allowance for credit losses of $1,671 and $1,879, respectively	134,250	76,951
Prepaids and other assets	11,707	7,350
TOTAL CURRENT ASSETS	347,132	212,225
Property, plant, and equipment, net	11,165	7,848
Operating lease right-of-use assets	622	819
Other noncurrent assets	7	-
Intangible assets, net	7,934	8,350
Deferred tax assets	15,329	-
Goodwill	12,945	12,945
TOTAL ASSETS	$ 395,134	$ 242,187

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 6,318	$ 3,957
Customer deposits	93,762	27,781
Accrued expenses	119,605	62,750
Current portion of long-term payable	916	1,416
Current portion of lease obligation - operating lease	286	746
TOTAL CURRENT LIABILITIES	220,887	96,650
Long-term payable, net of current portion	1,716	2,876
Long-term lease obligation - operating lease, net of current portion	334	74
TOTAL LIABILITIES	222,937	99,600

EQUITY
Common Stock, $0.00001 par value 220,000,000 shares authorized; 151,146,986 issued and 146,421,690 outstanding in 2021; 146,677,786 issued and 144,143,292 outstanding in 2020.	1	1
Additional paid-in capital	295,035	218,492
Treasury stock, at cost: 4,725,296 and 2,534,494 shares held, respectively	(126,906)	(37,994)
Accumulated earnings (deficit)	2,734	(39,162)
Accumulated other comprehensive income	318	247
Total eXp World Holdings, Inc. stockholders' equity	171,182	141,584
Equity attributable to noncontrolling interest	1,015	1,003
TOTAL EQUITY	172,197	142,587
TOTAL LIABILITIES AND EQUITY	$ 395,134	$ 242,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$ 999,887	$ 353,525	$ 1,583,720	$ 624,946
Operating expenses
Commissions and other agent-related costs	919,970	319,164	1,450,317	562,570
General and administrative expenses	60,721	25,155	107,021	52,015
Sales and marketing expenses	2,683	887	4,940	1,831
Total operating expenses	983,374	345,206	1,562,278	616,416
Operating income	16,513	8,319	21,442	8,530
Other expense
Other (income) expense, net	54	11	(80)	49
Equity in losses of unconsolidated affiliates	1	12	7	34
Total other (income) expense, net	55	23	(73)	83
Income before income tax (benefit) expense	16,458	8,296	21,515	8,447
Income tax (benefit) expense	(20,585)	61	(20,374)	70
Net income	37,043	8,235	41,889	8,377
Net loss attributable to noncontrolling interest	7	40	7	63
Net income attributable to eXp World Holdings, Inc.	$ 37,050	$ 8,275	$ 41,896	$ 8,440

Earnings per share
Basic	$ 0.25	$ 0.06	$ 0.29	$ 0.06
Diluted	$ 0.24	$ 0.06	$ 0.27	$ 0.06
Weighted average shares outstanding
Basic	145,584,495	135,511,932	144,973,139	133,502,272
Diluted	157,288,672	145,124,056	158,096,735	143,901,821

Comprehensive income:
Net income	$ 37,043	$ 8,235	$ 41,889	$ 8,377
Comprehensive loss attributable to noncontrolling interests	7	40	7	63
Net income attributable to eXp World Holdings, Inc.	37,050	8,275	41,896	8,440
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	24	244	71	(53)
Comprehensive income attributable to eXp World Holdings, Inc.	$ 37,074	$ 8,519	$ 41,967	$ 8,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock:
Balance, beginning of period	$ 1	$ 1	$ 1	$ 1
Balance, end of period	1	1	1	1
Treasury stock:
Balance, beginning of period	(72,003)	(18,928)	(37,994)	(8,623)
Repurchases of common stock	(54,903)	(1,682)	(88,912)	(11,987)
Balance, end of period	(126,906)	(20,610)	(126,906)	(20,610)
Additional paid-in capital:
Balance, beginning of period	248,634	144,928	218,492	130,683
Shares issued for stock options exercised	384	639	1,757	2,466
Agent growth incentive stock compensation	4,438	3,346	8,694	5,897
Agent equity stock compensation	38,451	10,503	59,853	19,297
Stock option compensation	3,128	1,227	6,239	2,300
Balance, end of period	295,035	160,643	295,035	160,643
Accumulated earnings (deficit):
Balance, beginning of period	(34,316)	(70,128)	(39,162)	(70,293)
Net income	37,050	8,275	41,896	8,440
Balance, end of period	2,734	(61,853)	2,734	(61,853)
Accumulated other comprehensive income (loss):
Balance, beginning of period	294	(97)	247	200
Foreign currency translation gain (loss)	24	244	71	(53)
Balance, end of period	318	147	318	147
Noncontrolling interest:
Balance, beginning of period	1,003	224	1,003	161
Net loss	(7)	(40)	(7)	(63)
Contributions by noncontrolling interests	19	20	19	106
Balance, end of period	1,015	204	1,015	204
Total equity	$ 172,197	$ 78,532	$ 172,197	$ 78,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$ 41,889	$ 8,377
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	2,196	1,551
Amortization expense - intangible assets	621	230
Amortization expense - long-term payable	-	107
Allowance for credit losses on receivables	(208)	1,123
Equity in loss of unconsolidated affiliates	7	34
Agent growth incentive stock compensation expense	11,312	6,765
Stock option compensation	6,239	2,300
Agent equity stock compensation expense	59,853	19,297
Deferred income taxes	(15,329)	-
Changes in operating assets and liabilities:
Accounts receivable	(57,095)	(25,471)
Prepaids and other assets	(4,466)	318
Customer deposits	65,981	10,418
Accounts payable	2,354	(951)
Accrued expenses	54,231	21,938
Long-term payable	(160)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	167,425	46,036
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,609)	(2,273)
Acquisition of businesses	(1,500)	-
Intangible assets acquired	-	(389)
Other investing activities	-	(25)
NET CASH (USED IN) INVESTING ACTIVITIES	(7,109)	(2,687)
FINANCING ACTIVITIES
Repurchase of common stock	(88,912)	(11,987)
Proceeds from exercise of options	1,757	2,467
Transactions with noncontrolling interests	19	106
NET CASH (USED IN) FINANCING ACTIVITIES	(87,136)	(9,414)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	71	(53)
Net change in cash, cash equivalents and restricted cash	73,251	33,882
Cash, cash equivalents and restricted cash, beginning balance	127,924	47,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 201,175	$ 80,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 702	$ 224
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from obtaining right-of-use assets	$ -	$ 18
Termination of lease liabilities	120	183
Property, plant and equipment purchases in accounts payable	7	24

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (collectively with its subsidiaries, the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States and most of the Canadian provinces. Since the fourth quarter of 2019, the Company commenced operations in the United Kingdom (U.K.), Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain and Israel. Our real estate brokerage is now one of the largest and fastest growing real estate brokerage companies in the United States by agent count, and is continuing to expand internationally. The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. On January 15, 2021, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend to stockholders of record as of January 29, 2021 (the “Stock Split”). The Stock Split was effected on February 12, 2021. All shares, restricted stock units (“RSU”), stock options, and per share information have been retroactively adjusted to reflect the stock split. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Reclassifications

When necessary, the Company will reclassify certain amounts in prior-period financial statements to conform to the current period’s presentation. No material reclassifications occurred during the current period.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, December 31, 2019	$ 40,087	$ 6,987	$ 47,074
Balance, June 30, 2020	$ 63,551	$ 17,405	$ 80,956
Balance, December 31, 2020	$ 100,143	$ 27,781	$ 127,924
Balance, June 30, 2021	$ 107,413	$ 93,762	$ 201,175

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

The Company analyzed uncollectable accounts for the three categories of receivables and concluded that only agent non-commission based fees receivables and agent short-term advances carry any risk of expected credit losses. Current economic conditions and forecasts of future economic conditions do not affect expected credit losses of uncollectable real estate property settlements. The collection of these payments is in-substance guaranteed because they represent commission payments on closed transactions, and the Company has no historical experience or expectation of losses related to these receivables. Receivables from real estate property settlements totaled $130,158 and $73,838 as of June 30, 2021 and December 31, 2020 respectively. As of June 30, 2021 and December 31, 2020 agent non-commission based fees receivable and short-term advances totaled $5,763 and $4,992, of which the Company recognized expected credit losses of $1,671 and $1,879, respectively.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

Changes in the allowance were not material for the three and six months ended June 30, 2021.

4.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
Computer hardware and software	$ 17,579	$ 13,828
Furniture, fixture, and equipment	21	20
Total depreciable property and equipment	17,600	13,848
Less: accumulated depreciation	(8,931)	(6,738)
Depreciable property, net	8,669	7,110
Assets under development	2,496	738
Property, plant, and equipment, net	$ 11,165	$ 7,848

For the three months ended June 30, 2021 and 2020, depreciation expense was $1,189 and $794, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense was $2,196 and $1,551, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $12,945 as of June 30, 2021 and December 31, 2020. The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three and six months ended June 30, 2021, no events occurred that indicated it was more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	June 30, 2021			December 31, 2020
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 2,868	($ 410)	$ 2,458	$ 2,868	($ 267)	$ 2,601
Existing technology	1,601	(816)	785	1,396	(415)	981
Non-competition agreements	125	(108)	17	125	(87)	38
Customer relationships	1,895	(267)	1,628	1,895	(170)	1,725
Licensing agreement	210	-	210	210	(41)	169
Intellectual property	2,836	-	2,836	2,836	-	2,836
Total intangible assets	$ 9,535	($ 1,601)	$ 7,934	$ 9,330	($ 980)	$ 8,350

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended June 30, 2021 and 2020 was $318 and $126, respectively. Amortization expense for definite-lived intangible assets for the six months ended June 30, 2021 and 2020 was $621 and $230, respectively. The Company has no indefinite-lived assets.

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

Included below is other information regarding leases for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other information
Operating lease expense	$ 84	$ 104	$ 202	$ 208
Short-term lease expense	10	5	26	10
Cash paid for operating leases	84	107	202	204
Weighted-average remaining lease term (years) – operating leases (1)	3.6	3.7	3.6	3.7
Weighted-average discount rate – operating leases	4.855%	4.851%	4.855%	4.851%
(1)	The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

As of June 30, 2021, expirations of lease obligations by fiscal year were as follows:

Period Ending December 31,
Remaining 2021	$ 181
2022	309
2023	159
2024	-
2025	-
2026 and thereafter	-
Total lease payments	649
Less: interest	(29)
Total operating lease liabilities	$ 620

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

8.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares of Common Stock)	2021	2020	2021	2020
Common stock:
Balance, beginning of quarter	147,934,768	138,056,230	146,677,786	132,398,616
Shares issued for stock options exercised	1,797,132	830,482	2,344,908	4,400,578
Agent growth incentive stock compensation	339,904	415,224	625,026	669,436
Agent equity stock compensation	1,075,182	1,858,640	1,499,266	3,691,946
Balance, end of quarter	151,146,986	141,160,576	151,146,986	141,160,576

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

During the three months ended June 30, 2021 and 2020, the Company issued 1,075,182 and 1,858,640 shares of common stock, respectively, to agents and brokers with a value of $38,451 and $10,503, respectively, inclusive of discount. During the six months ended June 30, 2021 and 2020, the Company issued 1,499,266 and 3,691,946 shares of common stock, respectively, to agents and brokers with a value of $59,853 and $19,297, respectively, inclusive of discount.

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

For the three months ended June 30, 2021, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $5,840 of which the total amount of stock compensation attributable to liability classified awards was $1,402. For the six months ended June 30, 2021, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $11,312 of which the total amount of stock compensation attributable to liability classified awards was $2,623. Stock compensation expense related to the Agent Growth Incentive Program is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Balance, December 31, 2020	$ 2,093
Stock grant liability increase at March 31, 2021	1,221
Stock grant liability increase at June 30, 2021	1,402
Balance, June 30, 2021	$ 4,716

Stock Option Awards

During the three months ended June 30, 2021, and 2020, the Company granted 66,739 and 496,440 stock options, respectively, to employees with an estimated grant date fair value of $26.77 and $3.18 per share, respectively. For the six months ended June 30, 2021, and 2020, the Company granted 194,004 and 798,086 stock options, respectively, to employees with an estimated grant date fair value of $24.80 and $3.45 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares of Treasury Stock)	2021	2020	2021	2020
Treasury stock:
Balance, beginning of quarter	3,035,404	1,916,605	2,534,494	925,364
Repurchases of common stock	1,689,892	131,173	2,190,802	1,122,414
Balance, end of quarter	4,725,296	2,047,778	4,725,296	2,047,778

9.EARNINGS PER SHARE

Basic earnings  per share is computed based on net income attributable to eXp stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options. The Company uses the if-converted method to reflect the potential dilutive effect of a $1.0 million payment obligation relating to the November 2018 acquisition of Virbela, LLC, that may be paid in cash or common stock in November 2021.

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common stock	$ 37,050	$ 8,275	$ 41,896	$ 8,440
Denominator:		-
Weighted average shares - basic	145,584,495	135,511,932	144,973,139	133,502,272
Dilutive effect of common stock equivalents	11,704,177	9,612,124	13,123,596	10,399,549
Weighted average shares - diluted	157,288,672	145,124,056	158,096,735	143,901,821
Earnings (loss) per share:
Earnings per share attributable to common stock- basic	$ 0.25	$ 0.06	$ 0.29	$ 0.06
Earnings per share attributable to common stock- diluted	0.24	0.06	0.27	0.06

For the three months ended June 30, 2021 and 2020 total outstanding shares of common stock excluded 152,950 and 821,985 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the six months ended June 30, 2021 and 2020 total outstanding shares of common stock excluded 62,889 and 803,513 shares, respectively,  from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. Our provision for (benefit from) income taxes amounted to ($20.4) million and less than $0.1 million for the six months ended June 30, 2021 and 2020, respectively, which represented effective tax rates of negative 95.1% and 0.8%, respectively. The decrease in income tax expense was primarily attributable to the release of the valuation allowance.

We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2021, based on our assessment of the realizability of our net deferred tax assets, we reached the conclusion that our valuation allowance on our US federal and state net deferred tax assets is no longer needed and therefore we recorded a valuation allowance release of $13 million, a discrete item, which results in the recognition of the deferred tax asset and a decrease to income tax expense.

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

As of June 30, 2021 and December 31, 2020, the fair value of the Company’s money market funds was $53,385 and $53,380, respectively.

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

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represents 99.5% and 99.8% of the total revenue of the Company for the six months ended June 30, 2021 and 2020, respectively. The real estate brokerage business represents 99.2% and 98.9% of the total assets of the Company as of June 30, 2021 and December 31, 2020, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through First Cloud and Silverline are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total net income or total assets as of June 30, 2021.

The Company aggregates the identified operating segments for reporting purposes and has one reportable segment.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the previous two years, the Company expanded operations into the U.K., Australia, South Africa, Portugal, France, India, Mexico, Puerto Rico, Brazil, Italy, Israel, Panama and Hong Kong.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities. For the six months ended June 30, 2021 and 2020, approximately 9% and 4%, respectively, of the Company’s total revenue was generated outside of the U.S. Assets held outside of the U.S. were 14% and 7% as of June 30, 2021 and December 31, 2020

The Company’s technology services and affiliated services are currently provided primarily in the U.S.

13.SUBSEQUENT EVENTS

On August 4, 2021, the Company’s Board of Directors declared a dividend of $0.04 per share payable on August 30, 2021, to stockholders of record as of the close of business on August 16, 2021. The ex-dividend date is August 13, 2021. The dividend will be paid in cash.

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

OVERVIEW

eXp World Holdings empowers the new economy through its people, platforms and personal and professional development solutions. Through our brokerage, eXp Realty, we operate one of the world’s fastest growing real estate brokerages. We are focused on being the most agent-centric company on the planet and offer our agents a generous commission model, and a thriving community built on our proprietary and unique cloud-based brokerage and collaboration suite.

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions.

Strategy

Our strategy is to grow organically in North America and certain international markets by increasing our independent agent and broker network. Through our cloud-based operations and technology platform, we strive to achieve customer-focused efficiencies that allow us to increase market share and attain strong returns as we scale our business within the markets in which we operate. By building partnerships and strategically deploying capital, we seek to grow the business and enter into attractive verticals and associated businesses.

Throughout 2020 and the first half of 2021, we made progress in achieving our strategic goals, including an 87% increase in our agent count, going from 31,091 agents as of June 30, 2020 to 58,263 agents as of June 30, 2021. The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

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

In periods of economic growth, demand typically increases resulting in accelerated home sales transactions and rising home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. Additionally, regulations imposed by local, state, and federal government agencies, and geopolitical instability, can also negatively impact the housing markets for which we operate.

For the period ended June 30, 2021, the COVID-19 pandemic has continued to be contained due to the rate of inoculation and efficacy of vaccines. However, there is still volatility and uncertainty surrounding the outlook of the global economy due to inconsistencies in lifting restriction across geographic markets and new variants to the virus. We believe that the economy will continue to rebound depending on the continued pace, rate, and effectiveness of lifting public health restrictions on businesses and individuals and how quickly people become comfortable engaging in public activities.

According to National Association of Realtors (“NAR”), the housing market is past the recovery phase from the initial downturn during the beginnings of the COVID-19 pandemic. Current home sales are now at a pre-pandemic level, which is due to a significant increase in demand. The sizable shift to remote work, which has led to current homeowners looking for larger homes and vacation homes, and the continued historic low interest rates have accelerated housing demand. These low mortgage rates are also allowing more buyers to enter the market. According to NAR housing statistics, existing home sales decreased for the fourth consecutive month as of May 2021, while the existing-home median price reached a historic record high of $350.3 as of May 2021 (preliminary).  We expect the decline in sales is due, in part, to the continued inventory shortage of homes. The demand for homebuying remains high. NAR reported that pending home sales rebounded in May by 8%, which is a positive indicator of continued housing demand. This NAR index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos. The Company continues to monitor the macro and microeconomic environments but sees the demand for housing continuing throughout the year due to continued low interest rates and overall promising economic outlook.

The Company is positioned to continue to grow in light of a series of fluctuations in economic activity. The Company continued its growth trajectory through the second quarter of 2021 with a year-over-year increase in revenue of 153% and an increase in agent count of 87%. However, depending on the continued course of the COVID-19 pandemic, specifically in key areas of operations and the spread of new variants, it is too early to predict the full extent the effects the COVID-19 pandemic will have on the Company as we progress through the remainder of 2021.

Regardless of whether the housing market continues to grow or slows, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

National Housing Inventory

Throughout 2020 and into 2021, increased demand and low mortgage interest rates caused inventory levels to decline to record lows. With government-implemented actions in response to COVID-19 in 2020 and into 2021 and overall uncertainty, fewer individuals are listing their homes. Additionally, construction of new homes has slowed for a significant period of time and supply is not keeping up with current demand. Due to these factors, and others, year-over-year inventory has decreased further. According to NAR, inventory of existing homes for sales in the U.S. was 1.23 million as of May 2021 (preliminary) compared to 1.5 million at the end of May 2020. NAR indicated the need for new home construction due to the high demand of homes and the record-low inventory levels.

Mortgage Interest Rates

According to NAR, mortgage interest rates on commitments for 30-year, conventional, fixed-rate mortgages averaged 3.1% for the second quarter of 2021 compared to 3.2% for the second quarter of 2020. Mortgage rates are forecasted to increase minimally to 3.2% throughout the second half of 2021. Low mortgage rates are expected to continue to contribute to overall high demand for homebuying.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 151.7 for May 2021 (preliminary) from 180.0 for May 2020. The housing affordability index continues to be at historically favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The favorable housing affordability index is due to favorable mortgage rate conditions. However, the steady year-over- year decline is attributable to the increase in the average home price due to low inventory levels driving up demand.

Home Sales Transactions

According to NAR, seasonally adjusted existing home sale transactions increased to 5.8 million for May 2021 (preliminary) compared to 4.0 million for May 2020. NAR anticipates transactions to continue with current pace; however, due to low inventory levels, recovery may not be sustainable.

According to NAR, the nationwide existing home sales median price for May 2021 (preliminary) was $350.3 compared to $283.5 in May 2020. Due to low supply and high demand, the average sale price is expected to continue to increase through the remainder of 2021.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except transactions and agent count)
Performance:
Agent count	58,263	31,091	58,263	31,091
Transactions	115,431	43,653	189,309	81,535
Volume	$ 40,117,368	$ 12,951,623	$ 64,625,224	$ 23,954,123
Revenue	$ 999,887	$ 353,525	$ 1,583,720	$ 624,946
Gross margin	8.0%	9.7%	8.4%	10.0%
Adjusted EBITDA	$ 26,988	$ 13,648	$ 41,810	$ 19,376

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

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

We continue to increase our agents and brokers significantly in the United States and Canada through the execution of our growth strategies. Since 2019, we expanded operations to U.K., Australia, South Africa, Portugal, France, India, Mexico, Puerto Rico, Brazil, Italy, Spain, Colombia, Israel, Panama and Hong Kong. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including macroeconomic factors affecting the real estate industry in general. With the favorable economic outlook and our unique business model, we anticipate to continuously grow for the remainder of the year.

Settled home sales transactions and volume resulted from closed real estate transactions and typically change directionally with changes in the market’s existing home sales transactions as reported by NAR, as disproportionate variances are representative of company-specific improvements or shortfalls to the norm. Our home sale transactions growth was directly related to the growth of our agent base over the prior comparative period.

We utilize gross margin, a financial statement measure based on U.S. GAAP to assess eXp’s financial performance from period to period. Gross margin is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales (i.e., gross profit) as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross margin is based on the information provided in our results of operations or our consolidated statements of comprehensive income (loss), and is an important measure of our potential profitability and brokerage performance. For the three months ended June 30, 2021 and 2020, gross margin was 8.0% and 9.7%, respectively. For the six months ended June 30, 2021 and 2020, gross margin was 8.4% and 10.0%, respectively. Gross margin decreased year-over-year which is mostly attributable to an increase in agent commission costs associated with increase productivity and home sale price. Rising home prices and increased demand also contributed to agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission. We continue to monitor our gross margin through efforts to improve our cost structure.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA has grown significantly for the three and six months ended June 30, 2021 and 2020 due to our revenue growth and improved leverage of our cost structure.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Expansion of Our Real Estate Cloud Brokerage

During the fourth quarter of 2020, the Company initiated operations in South Africa, India, Mexico, Portugal and France. In addition, operations commenced in Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, and Israel in the first half of 2021.  The Company continues to pursue growth opportunities into new global markets. In addition to the international expansion, the Company also continues to focus on growth in the United States and existing international markets.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents and employees’ experience. In doing so, we have adopted many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. An NPS above 50 is considered excellent. The Company’s cumulative agent NPS was 70 in the second quarter of 2021. Whether the overall question is "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

This also ties into one of our core values of transparency. While we strive for high satisfaction, it is equally important to investigate a low or unfavorable trending of NPS scores. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a “pain point” or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in such parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

Agent Ownership

The Company maintains an equity incentive program whereby agents and brokers of eXp Realty can become eligible to receive awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. The equity incentive program continues to be a key element in creating a culture of agent-ownership.

Our agent compensation plans represent a key lever in our strategy to attract and retain independent agents and brokers. The costs attributable to these plans are also a significant component of our commission structure and results of operations. Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock issued at a 10% discount. Our operational strategy and the importance of the agent compensation plans to our strategy have not changed. Our stock repurchase program and agent growth incentive program are more fully disclosed in Note 8 – Stockholders’ Equity to the condensed consolidated financial statements.

Technology Products and Services

We continue developing the core Virbela software platform and its underlying infrastructure through our subsidiary, eXp World Technologies, LLC, to accommodate for the increasing use and scale required to support our eXp Realty division. In 2019, we released a new product centered on the concept of an open campus whereby small and independent organizations may utilize sub spaces as part of a larger campus similar to collaborative environments that currently exist in the physical brick-and-mortar world. In the first quarter of 2020, Virbela began offering virtual events in conjunction with Event Farm, Inc. Given the current environment due to the COVID-19 pandemic, there is an acute need for virtual workplace collaboration. For the period ended June 30, 2021, Virbela continues to see growing demand from organizations exploring remote and hybrid operating models and as a result continues to introduce new products and features including the imminent commercial release of FRAME, a browser-based instant virtual collaboration tool. FRAME, currently in beta, is built to give users frictionless avatar-based virtual collaboration across multiple devices. Lastly, we expect to continue to service existing and new business-to-business enterprise-level contracts in the coming year.

Affiliated Services

Recent acquisitions and partnerships have allowed us to begin offering to customers more products and services complementary to our real estate brokerage business. These affiliated services include mortgage origination, title, escrow, and settlement services, which we can now provide as a more inclusive offering in addition to our brokerage services. We anticipate continued growth and investment in these service offerings through 2021; however, actual performance will depend directly on utilization by eXp Realty agents and brokers and the on-going and fluctuating government implemented restrictions due to the COVID-19 pandemic. Overall, these services are de minimis to our overall operations.

Results of Operations

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	Three Months Ended	% of	Three Months Ended	% of	Change
	June 30, 2021	Revenue	June 30, 2020	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 999,887	100%	$ 353,525	100%	$ 646,362	183%
Operating expenses
Commissions and other agent-related costs	919,970	92%	319,164	90%	600,806	188%
General and administrative expenses	60,721	6%	25,155	7%	35,566	141%
Sales and marketing expenses	2,683	-%	887	-%	1,796	202%
Total operating expenses	983,374	98%	345,206	98%	638,168	185%
Operating income	16,513	2%	8,319	2%	8,194	98%
Other (income) expense, net	54	-%	11	-%	43	391%
Equity in losses of unconsolidated affiliates	1	-%	12	-%	(11)	(92)%
Other expense, net	55	-%	23	-%	32	139%
Total other expense, net	16,458	2%	8,296	2%	8,162	98%
Income tax (benefit) expense	(20,585)	(2)%	61	-%	(20,646)	(33,846)%
Net income	37,043	4%	8,235	2%	28,808	350%
Add back: Net loss attributable to noncontrolling interest	7	-%	40	-%	(33)	(83)%
Net income attributable to eXp World Holdings, Inc.	37,050	4%	8,275	2%	28,775	348%
Adjusted EBITDA (1)	$ 26,988	3%	$ 13,648	4%	$ 13,340	98%
Earnings per share
Basic	$ 0.25		$ 0.06		$ 0.19	317%
Diluted	$ 0.24		$ 0.06		$ 0.18	300%
Weighted average shares outstanding
Basic	145,584,495		135,511,932
Diluted	157,288,672		145,124,056
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $999.9 million for the three months ended June 30, 2021 compared to $353.5 million for the same period in 2020, an increase of $646.4 million, or 183%. Total revenues increased for the second quarter of 2021 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count and closed transactions compared to the same period in 2020. Additionally, the average home sale price for eXp closed transactions increased 17% to $348 during the three months ended June 30, 2021 from $297 for the same period in 2020.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $920.0 million for the three months ended June 30, 2021 compared to $319.2 million for the same period in 2020, an increase of $600.8 million, or 188%. Commissions and other agent related costs increased as a result of a higher volume of settled real estate transactions due to a growing agent base. Rising home prices and increased demand also contributed to agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission.

General and Administrative Expense

General and administrative expenses were $60.7 million for the three months ended June 30, 2021 compared to $25.2 million for the same period in 2020, an increase of $35.6 million or 141%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $20.2 million in compensation and personnel related expenses including salaries, employee benefits, and payroll taxes and processing, an increase of $3.6 million in computer and software expenses, and an increase of $4.5 million in stock compensation expense. These increased costs are a result of the Company’s growth in agent count and real estate transaction volumes, and the investment of employee and technology in supporting the growth in 2021.

Sales and Marketing

Sales and marketing expenses increased to $2.7 million from $0.9 million for the three months ended June 30, 2021 compared to the same period in 2020. This is due to an increase of $1.6 million in advertising and lead capture costs as we continue to expand our real estate operations and software services.

Other Expense

There were no significant changes in other expense for the three months ended June 30, 2021 compared to the same period in 2020.

Income Tax Benefit (Expense)

The Company’s provision for (benefit from) income taxes amounted to ($20.6) million and less than $0.1 million for the three months ended June 30, 2021 and 2020, respectively, which represented effective tax rates of negative 125.8% and 0.7%, respectively. The decrease in income tax expense was primarily attributable to the release of the valuation allowance.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	Six Months Ended	% of	Six Months Ended	% of	Change 2021 vs. 2020
	June 30, 2021	Revenue	June 30, 2020	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,583,720	100%	$ 624,946	100%	$ 958,774	153%
Operating expenses
Commissions and other agent-related costs	1,450,317	92%	562,570	90%	887,747	158%
General and administrative expenses	107,021	7%	52,015	8%	55,006	106%
Sales and marketing expenses	4,940	-%	1,831	-%	3,109	170%
Total operating expenses	1,562,278	99%	616,416	99%	945,862	153%
Operating income	21,442	1%	8,530	1%	12,912	151%
Other expense
Other expense, net	(80)	-%	49	-%	(129)	(263)%
Equity in losses of unconsolidated affiliates	7	-%	34	-%	(27)	(79)%
Total other expense, net	(73)	-%	83	-%	(156)	(188)%
Income before income tax (benefit) expense	21,515	1%	8,447	1%	13,068	155%
Income tax (benefit) expense	(20,374)	(1)%	70	-%	(20,444)	(29,206)%
Net income	41,889	3%	8,377	1%	33,512	400%
Add back: Net loss attributable to noncontrolling interest	7	-%	63	-%	(56)	(89)%
Net income attributable to eXp World Holdings, Inc.	41,896	3%	8,440	1%	33,456	396%
Adjusted EBITDA (1)	$ 41,810	3%	$ 19,376	3%	$ 22,434	116%
Earnings per share
Basic	$ 0.29		$ 0.06		$ 0.23	383%
Diluted	$ 0.27		$ 0.06		$ 0.21	350%
Weighted average shares outstanding
Basic	144,973,139		133,502,272
Diluted	158,096,735		143,901,821
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $1,583.7 million for the six months ended June 30, 2021 compared to $624.9 million for the same period in 2020, an increase of $958.8 million, or 153%. Total revenues increased for the first half of 2021 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count and closed transactions compared to the same period in 2020. Additionally, the average home sale price for eXp closed transactions increased 16% to $341 during the six months ended June 30, 2021 from $294 for the same period in 2020.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $1,450.3 million for the six months ended June 30, 2021 compared to $562.6 million for the same period in 2020, an increase of  $887.7 million, or 158%. Commissions and other agent related costs increased as a result of a higher volume of settled real estate transactions due to a growing agent base. Rising home prices and increased demand also contributed to agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission.

General and Administrative Expense

General and administrative expenses were $107.0 million for the six months ended June 30, 2021 compared to $52.0 million for the same period in 2020, an increase of $55.0 million or 106%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $32.0 million in personnel related expenses including salaries, employee benefits, and payroll taxes and processing, an increase of $5.8 million in computer and software expenses, and an increase of $8.5 million in stock compensation expense. These increased costs are a result of the Company’s growth in agent count and real estate transaction volumes, and the investment of employee and technology in supporting the growth in 2021.

Sales and Marketing

Sales and marketing expenses increased to $4.9 million from $1.8 million for the six months ended June 30, 2021 compared to the same period in 2020, an increase of $3.1 million or 170%. This is due to an increase of $2.6 million in advertising and lead capture costs as we continue to expand our real estate operations and software services.

Other Income (Expense)

There were no significant changes in other income (expense) for the six months ended June 30, 2021 compared to the same period in 2020.

Income Tax Benefit (Expense)

The Company’s provision for (benefit from) income taxes amounted to ($20.38) million and less than $0.1 million for the six months ended June 30, 2021 and 2020, respectively, which represented an effective tax rate of negative 95.1% and 0.8%, respectively. The decrease in income tax expense was primarily attributable to the release of the valuation allowance.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$ 37,043	$ 8,235	$ 41,889	$ 8,377
Other (income) expense, net	55	23	(73)	83
Income tax (benefit) expense	(20,585)	61	(20,374)	70
Depreciation and amortization (1)	1,507	856	2,817	1,781
Stock compensation expense (2)	5,840	3,246	11,312	6,765
Stock option expense	3,128	1,227	6,239	2,300
Adjusted EBITDA	$ 26,988	$ 13,648	$ 41,810	$ 19,376
(1)	Amortization of stock liability is included in the “Other expense (income)” line item.
(2)	This includes agent growth incentive stock compensation expense and stock compensation expense related to non-controlling interest.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. Our current capital deployment strategy for 2021 is to utilize excess cash on hand to support our growth initiatives into select markets and enhance our technology platforms and for repurchases of our common stock. As of June 30, 2021, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. In addition, the Company has no known material cash requirements as of June 30, 2021 relating to capital expenditures, commitments, or human capital (except commissions to agents and brokers concurrent with settled real estate transactions). The cash requirements for the upcoming fiscal year relating to our leases and our debt associated with acquisitions is insignificant. For information regarding the Company’s expected cash requirement related to leases, see Note 6 – Leases to the condensed consolidated financial statements. Cash requirements associated with our acquisitions include a $1.0 million payment of cash or common stock of the Company to the previous owners of Virbela, LLC due in November 2021. During the first quarter of 2021, the Company paid $1.5 million of principal amount outstanding for the full settlement of the promissory notes issued to the previous owners of Showcase, which were due in installment payments during 2021.

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

We currently do not hold any bank debt, nor have we issued any debt instruments through public offerings or private placements. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would likely suffer. As of June 30, 2021, our cash and cash equivalents totaled $107.4 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase; primarily money market funds. We currently do not possess any marketable securities.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Current assets	$ 347,132	$ 212,225
Current liabilities	(220,887)	(96,650)
Net working capital	$ 126,245	$ 115,575

For the six months ended June 30, 2021, net working capital increased to $126.2 million, or 9%, compared to December 31, 2020 primarily due to an increase in agent and commission receivables directly related to the increase in revenue.

Cash Flows

The following table presents our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Cash provided by operating activities	$ 167,425	$ 46,036
Cash used in investment activities	(7,109)	(2,687)
Cash used in financing activities	(87,136)	(9,414)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	71	(53)
Net change in cash, cash equivalents and restricted cash	$ 73,251	$ 33,882

For the six months ended June 30, 2021, cash provided by operating activities increased $121.4 million compared to the same period in 2020. The change resulted primarily from the increased real estate transactions volume, increase in customer deposits, and higher participation by our agents and brokers in our agent stock compensation programs.

For the six months ended June 30, 2021, cash used in our investing activities increased due to higher capital expenditures and acquisition-related payments.

For the six months ended June 30, 2021, the increase in cash flows used in financing activities primarily were related to repurchases of our common stock, partially offset by proceeds received from the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of  June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

In addition, no significant changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As the Company’s workforce already operates in a remote environment, there was no material impact of COVID-19 on our day-to-day operations or our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended June 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
4/1/2021 - 4/30/2021	304,080	$ 38.67	304,080	$ 335,344,323
5/1/2021 - 5/31/2021	777,714	29.17	777,714	313,413,594
6/1/2021 - 6/30/2021	608,098	36.55	608,098	291,436,308
Total	1,689,892	$ 34.80	1,689,892

(1)	The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and to increase the authorization for the stock repurchase program from $25.0 million to $75.0 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020 and subsequently reinstated it in June 2020 with a maximum authorization of $75.0 million. In December 2020, the Board approved an increase to the total amount of its buyback program from $75.0 million to $400.0 million. The stock repurchase program is more fully disclosed in Note 8 – Stockholders’ Equity to the condensed consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Exhibit
Number	Description
3.1	Amendment to Amended and Restated Certificate of Incorporation of eXp World Holdings, Inc.

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

eXp World Holdings, Inc.
(Registrant)

Date: August 4, 2021	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)