Form 10-Q
period 2021-09-30
EXP World Holdings, Inc.
filed 2021-11-03
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 001-38493

EXP WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐    No ☒

There were 147,537,072 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of September 30, 2021.

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

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 98,064	$ 100,143
Restricted cash	69,406	27,781
Accounts receivable, net of allowance for credit losses of $1,901 and $1,879, respectively	129,843	76,951
Prepaids and other assets	8,828	7,350
TOTAL CURRENT ASSETS	306,141	212,225
Property, plant, and equipment, net	13,186	7,848
Operating lease right-of-use assets	2,639	819
Other noncurrent assets	3,009	-
Intangible assets, net	7,693	8,350
Deferred tax assets	36,020	-
Goodwill	12,945	12,945
TOTAL ASSETS	$ 381,633	$ 242,187

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 8,555	$ 3,957
Customer deposits	69,406	27,781
Accrued expenses	110,268	62,750
Current portion of long-term payable	906	1,416
Current portion of lease obligation - operating lease	345	746
TOTAL CURRENT LIABILITIES	189,480	96,650
Long-term payable, net of current portion	1,736	2,876
Long-term lease obligation - operating lease, net of current portion	849	74
TOTAL LIABILITIES	192,065	99,600

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 153,549,867 issued and 147,537,072 outstanding in 2021; 146,677,786 issued and 144,143,292 outstanding in 2020	1	1
Additional paid-in capital	347,670	218,492
Treasury stock, at cost: 6,012,795 and 2,534,494 shares held, respectively	(180,097)	(37,994)
Accumulated earnings (deficit)	20,800	(39,162)
Accumulated other comprehensive income	187	247
Total eXp World Holdings, Inc. stockholders' equity	188,561	141,584
Equity attributable to noncontrolling interest	1,007	1,003
TOTAL EQUITY	189,568	142,587
TOTAL LIABILITIES AND EQUITY	$ 381,633	$ 242,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$ 1,110,480	$ 564,017	$ 2,694,200	$ 1,188,963
Operating expenses
Commissions and other agent-related costs	1,030,937	517,169	2,481,254	1,079,739
General and administrative expenses	64,615	30,130	171,636	82,145
Sales and marketing expenses	3,761	1,495	8,701	3,326
Total operating expenses	1,099,313	548,794	2,661,591	1,165,210
Operating income	11,167	15,223	32,609	23,753
Other expense
Other expense, net	239	80	159	129
Equity in losses of unconsolidated affiliates	(2)	-	5	34
Total other expense, net	237	80	164	163
Income before income tax expense	10,930	15,143	32,445	23,590
Income tax (benefit) expense	(12,884)	225	(33,258)	295
Net income	23,814	14,918	65,703	23,295
Net loss attributable to noncontrolling interest	7	52	14	115
Net income attributable to eXp World Holdings, Inc.	$ 23,821	$ 14,970	$ 65,717	$ 23,410

Earnings per share
Basic	$ 0.16	$ 0.11	$ 0.45	$ 0.17
Diluted	$ 0.15	$ 0.10	$ 0.42	$ 0.16
Weighted average shares outstanding
Basic	146,862,978	138,513,465	145,610,008	135,207,101
Diluted	157,345,924	150,917,721	157,838,134	147,091,720

Comprehensive income:
Net income	$ 23,814	$ 14,918	$ 65,703	$ 23,295
Comprehensive loss attributable to noncontrolling interests	7	52	14	115
Net income attributable to eXp World Holdings, Inc.	23,821	14,970	65,717	23,410
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	(131)	(76)	(60)	(129)
Comprehensive income attributable to eXp World Holdings, Inc.	$ 23,690	$ 14,894	$ 65,657	$ 23,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock:
Balance, beginning of period	$ 1	$ 1	$ 1	$ 1
Balance, end of period	1	1	1	1
Treasury stock:
Balance, beginning of period	(126,906)	(20,610)	(37,994)	(8,623)
Repurchases of common stock	(53,191)	(9,343)	(142,103)	(21,330)
Balance, end of period	(180,097)	(29,953)	(180,097)	(29,953)
Additional paid-in capital:
Balance, beginning of period	295,035	160,643	218,492	130,682
Shares issued for stock options exercised	938	2,244	2,695	4,710
Agent growth incentive stock compensation	6,483	2,980	15,184	8,878
Agent equity stock compensation	41,838	19,929	101,691	39,226
Stock option compensation	3,376	1,879	9,608	4,179
Balance, end of period	347,670	187,675	347,670	187,675
Accumulated earnings (deficit):
Balance, beginning of period	2,734	(61,853)	(39,162)	(70,293)
Net income	23,821	14,970	65,717	23,410
Dividends declared and paid	(5,755)	-	(5,755)	-
Balance, end of period	20,800	(46,883)	20,800	(46,883)
Accumulated other comprehensive income:
Balance, beginning of period	318	147	247	200
Foreign currency translation loss	(131)	(76)	(60)	(129)
Balance, end of period	187	71	187	71
Noncontrolling interest:
Balance, beginning of period	1,015	204	1,003	161
Net loss	(8)	(52)	(15)	(115)
Contributions by noncontrolling interests	-	-	19	106
Balance, end of period	1,007	152	1,007	152
Total equity	$ 189,568	$ 111,063	$ 189,568	$ 111,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$ 65,703	$ 23,295
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	3,572	2,403
Amortization expense - intangible assets	939	382
Amortization expense - long-term payable	-	152
Allowance for credit losses on receivables	22	1,209
Equity in loss of unconsolidated affiliates	5	34
Agent growth incentive stock compensation expense	18,129	10,476
Stock option compensation	9,608	4,179
Agent equity stock compensation expense	101,691	39,226
Deferred income taxes	(36,020)
Changes in operating assets and liabilities:
Accounts receivable	(52,913)	(66,490)
Prepaids and other assets	(1,510)	494
Customer deposits	41,625	15,128
Accounts payable	4,597	16
Accrued expenses	44,561	58,702
Long-term payable	(150)	-
Other operating activities	(1,446)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	198,413	89,206
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,159)	(3,691)
Acquisition of businesses	(1,500)	(1,362)
Intangible assets acquired	-	(573)
Investments in unconsolidated affiliates	(3,004)	(25)
NET CASH (USED IN) INVESTING ACTIVITIES	(13,663)	(5,651)
FINANCING ACTIVITIES
Repurchase of common stock	(142,103)	(21,330)
Proceeds from exercise of options	2,695	4,710
Transactions with noncontrolling interests	19	106
Dividends declared and paid	(5,755)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(145,144)	(16,514)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(60)	(129)
Net change in cash, cash equivalents and restricted cash	39,546	66,912
Cash, cash equivalents and restricted cash, beginning balance	127,924	47,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 167,470	$ 113,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 1,060	$ 676
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease liabilities	$ 346	$ 200
Lease liabilities arising from obtaining right-of-use assets	2,381	33
Property, plant and equipment purchases in accounts payable	150	111
Liabilities incurred associated with a business acquisition	-	1,500
Liabilities assumed in business acquisition	-	140

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (collectively with its subsidiaries, the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States and most of the Canadian provinces. Since the fourth quarter of 2019, the Company expanded operations into the United Kingdom (U.K.), Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Germany and Panama. Our real estate brokerage is now one of the largest and fastest growing real estate brokerage companies in the United States by agent count, and is continuing to expand internationally. The Company focuses on a number of cloud-based technologies in order to grow a global brokerage without the burden of physical bricks and mortar or redundant staffing costs.

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. On January 15, 2021, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend to stockholders of record as of January 29, 2021 (the “Stock Split”). The Stock Split was effected on February 12, 2021. All shares, restricted stock units (“RSU”), stock options, and per share information have been retroactively adjusted to reflect the stock split. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, December 31, 2019	$ 40,087	$ 6,987	$ 47,074
Balance, September 30, 2020	$ 91,871	$ 22,115	$ 113,986
Balance, December 31, 2020	$ 100,143	$ 27,781	$ 127,924
Balance, September 30, 2021	$ 98,064	$ 69,406	$ 167,470

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

The Company analyzed uncollectible accounts for the three categories of receivables and concluded that only agent non-commission based fees receivables and agent short-term advances carry any risk of expected credit losses. Current economic conditions and forecasts of future economic conditions do not affect expected credit losses of uncollectable real estate property settlements. The collection of these payments is in-substance guaranteed because they represent commission payments on closed transactions, and the Company has no historical experience or expectation of losses related to these receivables. Receivables from real estate property settlements totaled $125,490 and $73,838 as of September 30, 2021 and December 31, 2020 respectively. As of September 30, 2021 and December 31, 2020 agent non-commission based fees receivable and short-term advances totaled $6,254 and $4,992, of which the Company recognized expected credit losses of $1,901 and $1,879, respectively.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

Changes in the allowance were not material for the three and nine months ended September 30, 2021.

4.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Computer hardware and software	$ 19,358	$ 13,828
Furniture, fixture, and equipment	20	20
Total depreciable property and equipment	19,378	13,848
Less: accumulated depreciation	(10,308)	(6,738)
Depreciable property, net	9,070	7,110
Assets under development	4,116	738
Property, plant, and equipment, net	$ 13,186	$ 7,848

For the three months ended September 30, 2021 and 2020, depreciation expense was $1,376 and $852, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense was $3,572 and $2,403, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $12,945 and $12,945 as of September 30, 2021 and December 31, 2020. The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three and nine months ended September 30, 2021, no events occurred that indicated it was more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	September 30, 2021			December 31, 2020
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 2,868	($ 482)	$ 2,386	$ 2,868	($ 267)	$ 2,601
Existing technology	1,678	(1,005)	673	1,396	(415)	981
Non-competition agreements	125	(118)	7	125	(87)	38
Customer relationships	1,895	(314)	1,581	1,895	(170)	1,725
Licensing agreement	210	-	210	210	(41)	169
Intellectual property	2,836	-	2,836	2,836	-	2,836
Total intangible assets	$ 9,612	($ 1,919)	$ 7,693	$ 9,330	($ 980)	$ 8,350

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2021 and 2020 was $318 and $152, respectively. Amortization expense for definite-lived intangible assets for the nine months ended September 30, 2021 and 2020 was $939 and $382, respectively. The Company has no indefinite-lived assets.

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

Included below is other information regarding leases for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other information
Operating lease expense	$ 147	$ 103	$ 358	$ 328
Short-term lease expense	13	2	37	12
Cash paid for operating leases	1,397	103	1,858	327
Weighted-average remaining lease term (years) – operating leases (1)	7.0	3.8	7.0	3.8
Weighted-average discount rate – operating leases	5.043%	4.851%	5.043%	4.851%
(1)	The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

As of September 30, 2021, expirations of lease obligations by fiscal year were as follows:

Period Ending December 31,
Remaining 2021	$ 84
2022	281
2023	166
2024	90
2025	90
2026 and thereafter	495
Total lease payments	1,206
Less: interest	(12)
Total operating lease liabilities	$ 1,194

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

8.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares of Common Stock)	2021	2020	2021	2020
Common stock:
Balance, beginning of quarter	151,146,986	141,160,576	146,677,786	132,398,616
Shares issued for stock options exercised	337,234	1,306,046	2,682,142	5,706,624
Agent growth incentive stock compensation	990,147	937,768	1,615,173	1,607,204
Agent equity stock compensation	1,075,500	1,241,594	2,574,766	4,933,540
Balance, end of quarter	153,549,867	144,645,984	153,549,867	144,645,984

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

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed real estate transaction in the form of common stock (the “Agent Equity Program” or “AEP”). If agents and brokers elect to receive portions of their commissions in common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable. The Company recognizes a 10% discount on these issuances as an additional cost of sales charge during the periods presented.

During the three months ended September 30, 2021 and 2020, the Company issued 1,075,500 and 1,241,594 shares of common stock, respectively, to agents and brokers with a value of $41,838 and $19,929, respectively, inclusive of discount. During the nine months ended September 30, 2021 and 2020, the Company issued 2,574,766 and 4,933,540 shares of common stock, respectively, to agents and brokers with a value of $101,691 and $39,226, respectively, inclusive of discount.

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

For the three months ended September 30, 2021, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $6,817 of which the total amount of stock compensation attributable to liability classified awards was $1,830. For the nine months ended September 30, 2021, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $18,129 of which the total amount of stock compensation attributable to liability classified awards was $4,453. Stock compensation expense related to the Agent Growth Incentive Program is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Balance, December 31, 2020	$ 2,093
Stock grant liability increase at March 31, 2021	1,221
Stock grant liability increase at June 30, 2021	1,402
Stock grants reclassified from liability to equity at September 30, 2021	(1,496)
Stock grant liability increase at September 30, 2021	1,830
Balance, September 30, 2021	$ 5,050

Stock Option Awards

During the three months ended September 30, 2021, and 2020, the Company granted 176,263 and 2,255,416 stock options, respectively, to employees with an estimated grant date fair value of $23.26 and $9.07 per share, respectively. For the nine months ended September 30, 2021, and 2020, the Company granted 370,594 and 3,441,772 stock options, respectively, to employees with an estimated grant date fair value of $24.05 and $10.67 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

Stock Repurchase Plan

In December 2018, the Company’s board of directors (the “Board”) approved a stock repurchase program authorizing the Company to purchase up to $25.0 million of its common stock, which was later amended in November 2019 and again in June 2020 increasing the authorized repurchase amount to $75.0 million. In December 2020, the Board approved another amendment to the repurchase plan, increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. Purchases under the repurchase program may be made in the open market or through a 10b5-1 plan and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and number of shares repurchased depends upon market conditions. The repurchase program does not require the Company to acquire a specific number of shares. The cost of the shares that are repurchased is funded from cash and cash equivalents on hand.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares of Treasury Stock)	2021	2020	2021	2020
Treasury stock:
Balance, beginning of quarter	4,725,296	2,047,778	2,534,494	925,364
Repurchases of common stock	1,287,499	321,974	3,478,301	1,444,388
Balance, end of quarter	6,012,795	2,369,752	6,012,795	2,369,752

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common stock	$ 23,821	$ 14,970	$ 65,717	$ 23,410
Denominator:
Weighted average shares - basic	146,862,978	138,513,465	145,610,008	135,207,101
Dilutive effect of common stock equivalents	10,482,946	12,404,256	12,228,126	11,884,619
Weighted average shares - diluted	157,345,924	150,917,721	157,838,134	147,091,720
Earnings (loss) per share:
Earnings per share attributable to common stock- basic	$ 0.16	$ 0.11	$ 0.45	$ 0.17
Earnings per share attributable to common stock- diluted	0.15	0.10	0.42	0.16

For the three months ended September 30, 2021 and 2020 total outstanding shares of common stock excluded 132,704 and 154,870 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the nine months ended September 30, 2021 and 2020 total outstanding shares of common stock excluded 75,680 and 162,063 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. Our provision for (benefit from) income taxes amounted to ($12.9) million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and ($33.3) million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in income tax benefit was primarily attributable to the release of the valuation allowance and higher deductible stock-based compensation.

We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2021, based on our assessment of the realizability of our net deferred tax assets, we reached the conclusion that our valuation allowance on our US federal and state net deferred tax assets was no longer needed and therefore we recorded a valuation allowance release of $13 million, as a discrete item. As of September 30, 2021, the valuation allowance release discrete item amounted to $22 million due to the change in the annual forecast of the pre-tax income.

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

As of September 30, 2021 and December 31, 2020, the fair value of the Company’s money market funds was $43,385 and $53,380, respectively.

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

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represents 99.2% and 99.6% of the total revenue of the Company for the three months ended September 30, 2021 and 2020, respectively. The real estate brokerage business represents 99.3% and 99.7% of the total revenue of the Company for the nine months ended September 30, 2021 and 2020, respectively. The real estate brokerage business represents 99.2% and 98.9% of the total assets of the Company as of September 30, 2021 and December 31, 2020, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through First Cloud and Silverline are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total net income or total assets as of September 30, 2021 and 2020, respectively.

The Company aggregates the identified operating segments for reporting purposes and has one reportable segment.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the previous two years, the Company expanded operations into the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities. For the three months ended September 30, 2021 and 2020, approximately 8% and 6%, respectively, of the Company’s total revenue was generated outside of the U.S. For the nine months ended September 30, 2021 and 2020, approximately 8% and 5%, respectively, of the Company’s total revenue was generated outside of the U.S. Assets held outside of the U.S. were 9% and 7% as of September 30, 2021 and December 31, 2020

The Company’s technology services and affiliated services are currently provided primarily in the U.S.

13.SUBSEQUENT EVENTS

OnOctober 26, 2021 , the Company’s Board of Directors declared a dividend of $0.04 per share which is expected to be payable on November 29, 2021, to stockholders of record as of the close of business on November 15, 2021. The ex-dividend date is November 12, 2021. The dividend will be paid in cash.

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

OVERVIEW

eXp World Holdings empowers the new economy through its people, platforms and personal and professional development solutions. Through our brokerage, eXp Realty, we operate one of the world’s fastest-growing real estate brokerages. We are focused on being the most agent-centric company on the planet and offer our agents a generous commission model, and a thriving community built on our proprietary and unique cloud-based brokerage and collaboration suite.

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

Throughout 2021, we continued to make progress in achieving our strategic goals, including an 82% increase in our agent count, going from 35,877 agents as of September 30, 2020 to 65,269 agents as of September 30, 2021. The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

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

For the period ended September 30, 2021, the COVID-19 pandemic has continued to be contained due to the rate of inoculation and efficacy of vaccines. However, there is still volatility and uncertainty surrounding the outlook of the global economy due to inconsistencies in lifting restrictions across geographic markets and new variants to the virus. We believe that the economy will continue to rebound depending on the continued pace, rate, and effectiveness of lifting public health restrictions on businesses and individuals and how quickly people become comfortable engaging in public activities.

According to National Association of Realtors (“NAR”), the housing market is past the recovery phase from the initial downturn during the beginnings of the COVID-19 pandemic. Current home sales are now at a pre-pandemic level, which is due to a significant increase in demand. The sizable shift to remote work, which has led to current homeowners looking for larger homes and vacation homes, and the continued historic low interest rates have accelerated housing demand. As of September 2021, existing home sales increased 7% on a seasonally adjusted annual rate. This is mostly driven by some improvement in supply; however, housing inventory is still down year-over-year. While the demand is driving home prices up, more buyers are waiting on more inventory and prices to stabilize. According to NAR housing statistics, total housing inventory at the end of September 2021 was down 13.0% from the same time in prior year with only 2.4 months of inventory supply, while the existing-home median price reached a historic record high of $352.8 as of September 2021, which is a 13.3% increase from the same period in 2020.  The demand for homebuying remains high. NAR reported that pending home sales rebounded in August by 8%, which is a positive indicator of continued housing demand. This NAR index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos. The Company continues to monitor the macro and microeconomic environments but sees the demand for housing continuing throughout the year due to continued low interest rates and overall promising economic outlook.

The Company is positioned to continue to grow in light of a series of fluctuations in economic activity. The Company continued its growth trajectory through the third quarter of 2021 with a year-over-year increase in revenue of 127% and an increase in agent count of 82%. However, the Company continues to monitor the continued course of COVID-19, specifically in key areas of operations and the spread of new variants and the overall economic conditions affecting the real estate market through the end of 2021.

Regardless of whether the housing market continues to grow or slows, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

National Housing Inventory

Throughout 2020 and into 2021, increased demand and low mortgage interest rates caused inventory levels to decline to record lows. With continued overall uncertainty of the overall economy, fewer individuals are listing their homes. Additionally, construction of new homes has slowed due to increased costs of raw materials, tight labor market, and delays in the supply chains as the global economy continues to recover. Due to these factors, and others, year-over-year inventory has decreased further. According to NAR, inventory of existing homes for sale in the U.S. was 1.27 million as of September 2021 (preliminary) compared to 1.46 million at the end of September 2020. NAR indicated the need for new home construction due to the high demand of homes and the record-low inventory levels.

Mortgage Interest Rates

According to NAR, mortgage interest rates on commitments for 30-year, conventional, fixed-rate mortgages averaged 2.9% for the third quarter of 2021 compared to 3.0% for the third quarter of 2020. Mortgage rates are forecasted to increase minimally to 3.3% throughout the end of 2021, with an expected increase in interest rates in 2022 to 3.6%. Low mortgage rates are expected to continue to contribute to overall high demand for homebuying.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 151.3 for August 2021 (preliminary) from 165.8 for August 2020. The housing affordability index continues to be at favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The favorable housing affordability index is due to favorable mortgage rate conditions. However, the steady year-over- year decline is attributable to the increase in the average home price due to low inventory levels driving up demand.

Home Sales Transactions

According to NAR, seasonally adjusted existing home sale transactions increased to 6.3 million for September 2021 (preliminary) compared to 6.4 million for September 2020. NAR anticipates transactions to continue with current pace; however, due to low inventory levels, recovery may not be sustainable.

According to NAR, the nationwide existing home sales median price for September 2021 (preliminary) was $352.8 compared to $311.5 in September 2020. Due to low supply and high demand, the average sale price is expected to continue to increase, year over year, through the end of 2021.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except transactions and agent count)
Performance:
Agent count	65,269	35,877	65,269	35,877
Transactions	130,029	75,392	319,338	156,927
Volume	$ 46,623,702	$ 23,608,704	$ 111,248,926	$ 47,562,826
Revenue	$ 1,110,480	$ 564,017	$ 2,694,200	$ 1,188,963
Gross margin	7.2%	8.3%	7.9%	9.2%
Adjusted EBITDA	$ 23,054	$ 21,818	$ 64,857	$ 41,193

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

We periodically evaluate trends in certain metrics to track the Company’s performance.

Our strength is attracting real estate agent and broker professionals that contribute to our growth. Brokerage real estate transactions are recorded when our agents and brokers represent buyers and/or sellers in the purchase or sale, respectively, of a home. The number of real estate transactions is a key driver of our revenue and profitability. Real estate transaction volume represents the total sales value for all homes sold by our agents and brokers and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, local inventory levels, mortgage interest rates, and seasonality. Real estate transaction revenue represents the commission revenue earned by the Company for closed brokerage real estate transactions.

We continue to increase our agents and brokers significantly in the United States and Canada through the execution of our growth strategies. Since 2019, we expanded operations to the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including macroeconomic factors affecting the real estate industry in general. With the favorable economic outlook and our unique business model, we anticipate to continuously grow for the remainder of the year.

Settled home sales transactions and volume resulted from closed real estate transactions and typically change directionally with changes in the market’s existing home sales transactions as reported by NAR, as disproportionate variances are representative of company-specific improvements or shortfalls to the norm. Our home sale transaction growth was directly related to the growth of our agent base over the prior comparative period.

We utilize gross margin, a financial statement measure based on U.S. GAAP to assess eXp’s financial performance from period to period. Gross margin is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales (i.e., gross profit) as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation, amortization, or stock compensation expenses as the Company’s assets are not directly used in the production of revenue. Gross margin is based on the information provided in our results of operations or our consolidated statements of comprehensive income (loss), and is an important measure of our potential profitability and brokerage performance. For the three months ended September 30, 2021 and 2020, gross margin was 7.2% and 8.3%, respectively. For the nine months ended September 30, 2021 and 2020, gross margin was 7.9% and 9.2%, respectively. Gross margin decreased year-over-year primarily due to rising home prices and increased demand which resulted in agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission. We continue to monitor our gross margin through efforts to improve our cost structure.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA has grown significantly for the three and nine months ended September 30, 2021 and 2020 due to our revenue growth and improved leverage of our cost structure.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Expansion of Our Real Estate Cloud Brokerage

During the fourth quarter of 2020, the Company expanded into South Africa, India, Mexico, Portugal and France. In addition, the Company expanded into Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, and Germany in the first nine months of 2021.  The Company continues to pursue growth opportunities into new global markets. In addition to the international expansion, the Company also continues to focus on growth in the United States and existing international markets.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents and employees’ experience. In doing so, we have adopted many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. An NPS above 50 is considered excellent. The Company’s cumulative agent NPS was 71 through the third quarter of 2021. Whether the overall question is "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

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

Technology Products and Services

We continue developing the core Virbela software platform and its underlying infrastructure through our subsidiary, eXp World Technologies, LLC, to accommodate for the increasing use and scale required to support our eXp Realty division. In 2019, we released a new product centered on the concept of an open campus whereby small and independent organizations may utilize sub spaces as part of a larger campus similar to collaborative environments that currently exist in the physical brick-and-mortar world. In the first quarter of 2020, Virbela began offering virtual events services. Given the current environment due to the COVID-19 pandemic, there is an acute need for virtual workplace collaboration. For the period ended September 30, 2021, Virbela continues to see growing demand from organizations exploring remote and hybrid operating models, including global Fortune-2000 firms with the need to connect distributed teams. As a result, Virbela continues to invest in product and infrastructure improvements, along with new feature development. Lastly, we expect to continue to service existing and new business-to-business enterprise-level contracts in the coming year.

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

Results of Operations

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	Three Months Ended	% of	Three Months Ended	% of	Change 2021 vs. 2020
	September 30, 2021	Revenue	September 30, 2020	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,110,480	100%	$ 564,017	100%	$ 546,463	97%
Operating expenses
Commissions and other agent-related costs	1,030,937	93%	517,169	92%	513,768	99%
General and administrative expenses	64,615	6%	30,130	5%	34,485	114%
Sales and marketing expenses	3,761	-%	1,495	-%	2,266	152%
Total operating expenses	1,099,313	99%	548,794	97%	550,519	100%
Operating income	11,167	1%	15,223	3%	(4,056)	(27)%
Other expense
Other expense, net	239	-%	80	-%	159	199%
Equity in losses of unconsolidated affiliates	(2)	-%	-	-%	(2)	N/A
Other expense, net	237	-%	80	-%	157	196%
Income before income tax expense	10,930	1%	15,143	3%	(4,213)	(28)%
Income tax (benefit) expense	(12,884)	(1)%	225	-%	(13,109)	(5,826)%
Net income	23,814	2%	14,918	3%	8,896	60%
Add back: Net loss attributable to noncontrolling interest	7	-%	52	-%	(45)	(87)%
Net income attributable to eXp World Holdings, Inc.	23,821	2%	14,970	3%	8,851	59%
Adjusted EBITDA(1)	$ 23,054	2%	$ 21,818	4%	$ 1,236	6%
Earnings per share
Basic	$ 0.16		$ 0.11		$ 0.05	45%
Diluted	$ 0.15		$ 0.10		$ 0.05	50%
Weighted average shares outstanding
Basic	146,862,978		138,513,465
Diluted	157,345,924		150,917,721
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $1.1 billion for the three months ended September 30, 2021 compared to $564.0 million for the same period in 2020, an increase of $546.5 million, or 97%. Total revenues increased for the third quarter of 2021 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count and closed transactions compared to the same period in 2020. Additionally, the average home sale price for eXp closed transactions increased 15% to $359 during the three months ended September 30, 2021 from $313 for the same period in 2020.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $1.0 billion for the three months ended September 30, 2021 compared to $517.2 million for the same period in 2020, an increase of $513.8 million, or 99%. Commissions and other agent related costs increased as a result of an increase in our agent count and closed transactions compared to the same period in 2020. Rising home prices and increased demand also contributed to agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission.

General and Administrative Expense

General and administrative expenses were $64.6 million for the three months ended September 30, 2021 compared to $30.1 million for the same period in 2020, an increase of $34.5 million or 114%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $21.3 million in compensation and personnel related expenses including salaries, employee benefits, and payroll taxes and payroll processing fees, an increase of $3.3 million in computer and software expenses, and an increase of $4.7 million in stock compensation expense. These increased costs are a result of the Company’s growth in agent count and real estate transaction volumes, and the investment of employee and technology in supporting the growth in 2021.

Sales and Marketing

Sales and marketing expenses increased to $3.8 million for the three months ended September 30, 2021 compared to $1.5 million the same period in 2020. This is due to an increase of $1.2 million in advertising as we continue to expand our real estate operations and software services.

Other Expense

There were no significant changes in other expense for the three months ended September 30, 2021 compared to the same period in 2020.

Income Tax Benefit (Expense)

The Company’s provision for (benefit from) income taxes amounted to ($12.9) million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, which represented effective tax rates of negative 117.90% and 1.38%, respectively. The increase in income tax benefit was primarily attributable to the release of the valuation allowance and higher deductible stock-based compensation.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	Nine Months Ended	% of	Nine Months Ended	% of	Change 2021 vs. 2020
	September 30, 2021	Revenue	September 30, 2020	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 2,694,200	100%	$ 1,188,963	100%	$ 1,505,237	127%
Operating expenses
Commissions and other agent-related costs	2,481,254	92%	1,079,739	91%	1,401,515	130%
General and administrative expenses	171,636	6%	82,145	7%	89,491	109%
Sales and marketing expenses	8,701	-%	3,326	-%	5,375	162%
Total operating expenses	2,661,591	99%	1,165,210	98%	1,496,381	128%
Operating income	32,609	1%	23,753	2%	8,856	37%
Other expense
Other expense, net	159	-%	129	-%	30	23%
Equity in losses of unconsolidated affiliates	5	-%	34	-%	(29)	(85)%
Total other expense, net	164	-%	163	-%	1	1%
Income before income tax expense	32,445	1%	23,590	2%	8,855	38%
Income tax (benefit) expense	(33,258)	(1)%	295	-%	(33,553)	(11,374)%
Net income	65,703	2%	23,295	2%	42,408	182%
Add back: Net loss attributable to noncontrolling interest	14	-%	115	-%	(101)	(88)%
Net income attributable to eXp World Holdings, Inc.	65,717	2%	23,410	2%	42,307	181%
Adjusted EBITDA (1)	$ 64,857	2%	$ 41,193	3%	$ 23,664	57%
Earnings per share
Basic	$ 0.45		$ 0.17		$ 0.28	165%
Diluted	$ 0.42		$ 0.16		$ 0.26	163%
Weighted average shares outstanding
Basic	145,610,008		135,207,101
Diluted	157,838,134		147,091,720

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $2.7 billion for the nine months ended September 30, 2021 compared to $1.2 billion for the same period in 2020, an increase of $1.5 billion, or 127%. Total revenues increased for the nine month period primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count and closed transactions compared to the same period in 2020. Additionally, the average home sale price for eXp closed transactions increased 15% to $348 during the nine months ended September 30, 2021 from $303 for the same period in 2020.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $2.5 billion for the nine months ended September 30, 2021 compared to $1.1 billion for the same period in 2020, an increase of $1.4 billion, or 130%. Commissions and other agent related costs increased as a result of an increase in our agent count and closed transactions compared to the same period in 2020. Rising home prices and increased demand also contributed to agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission.

General and Administrative Expense

General and administrative expenses were $171.6 million for the nine months ended September 30, 2021 compared to $82.1 million for the same period in 2020, an increase of $89.5 million or 109%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $53.3 million in personnel related expenses including salaries, employee benefits, and payroll taxes and payroll processing fees, an increase of $9.1 million in computer and software expenses, and an increase of $13.2 million in stock compensation expense. These increased costs are a result of the Company’s growth in agent count and real estate transaction volumes, and the investment of employee and technology in supporting the growth in 2021.

Sales and Marketing

Sales and marketing expenses increased to $8.7 million from $3.3 million for the nine months ended September 30, 2021 compared to the same period in 2020, an increase of $5.4 million or 162%. This is due to an increase of $2.0 million in advertising and lead capture costs as we continue to expand our real estate operations and software services.

Other Expense

There were no significant changes in other expense for the nine months ended September 30, 2021 compared to the same period in 2020.

Income Tax Benefit (Expense)

The Company’s provision for (benefit from) income taxes amounted to ($33.3) million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively, which represented an effective tax rate of negative 102.46% and 1.22%, respectively. The decrease in income tax expense was primarily attributable to the release of the valuation allowance and higher deductible stock-based compensation.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$ 23,814	$ 14,918	$ 65,703	$ 23,295
Other expense, net	237	80	164	163
Income tax (benefit) expense	(12,884)	225	(33,258)	295
Depreciation and amortization (1)	1,694	1,005	4,511	2,785
Stock compensation expense (2)	6,817	3,711	18,129	10,476
Stock option expense	3,376	1,879	9,608	4,179
Adjusted EBITDA	$ 23,054	$ 21,818	$ 64,857	$ 41,193
(1)	Amortization of stock liability is included in the “Other expense (income)” line item.
(2)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. Our current capital deployment strategy for 2021 is to utilize excess cash on hand to support our growth initiatives into select markets and enhance our technology platforms and for repurchases of our common stock. As of September 30, 2021, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. In addition, the Company has no known material cash requirements as of September 30, 2021 relating to capital expenditures, commitments, or human capital (except commissions to agents and brokers concurrent with settled real estate transactions). The cash requirements for the upcoming fiscal year relating to our leases and our debt associated with acquisitions is insignificant. For information regarding the Company’s expected cash requirement related to leases, see Note 6 – Leases to the condensed consolidated financial statements. Cash requirements associated with our acquisitions include a $1.0 million payment of cash or common stock of the Company to the previous owners of Virbela, LLC due in November 2021. During the first quarter of 2021, the Company paid $1.5 million of principal amount outstanding for the full settlement of the promissory notes issued to the previous owners of Showcase, which were due in installment payments during 2021.

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

We currently do not hold any bank debt, nor have we issued any debt instruments through public offerings or private placements. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would likely suffer. As of September 30, 2021, our cash and cash equivalents totaled $98.1 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase; primarily money market funds. We currently do not possess any marketable securities.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Current assets	$ 306,141	$ 212,225
Current liabilities	(189,480)	(96,650)
Net working capital	$ 116,661	$ 115,575

For the nine months ended September 30, 2021, net working capital increased to $116.7 million, or 1%, compared to December 31, 2020 primarily due to an increase in agent and commission receivables directly related to the increase in revenue.

Cash Flows

The following table presents our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Cash provided by operating activities	$ 198,413	$ 89,206
Cash used in investment activities	(13,663)	(5,651)
Cash used in financing activities	(145,144)	(16,514)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(60)	(129)
Net change in cash, cash equivalents and restricted cash	$ 39,546	$ 66,912

For the nine months ended September 30, 2021, cash provided by operating activities increased $109.2 million compared to the same period in 2020. The change resulted primarily from the increased real estate transactions volume, increase in customer deposits, and higher participation by our agents and brokers in our agent stock compensation programs.

For the nine months ended September 30, 2021, cash used in our investing activities increased due to higher capital expenditures and acquisition-related payments.

For the nine months ended September 30, 2021, the increase in cash flows used in financing activities primarily were related to repurchases of our common stock and payment of cash dividend, partially offset by proceeds received from the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

In addition, no significant changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As the Company’s workforce already operates in a remote environment, there was no material impact of COVID-19 on our day-to-day operations or our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

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

On June 1, 2021, the Company received a subpoena issued by the staff of the Division of Enforcement of the Securities and Exchange Commission (the “SEC Staff”) requesting certain documentation and information relating to the Company and to its commission and agent compensation practices during 2018 and 2019. The Company is fully cooperating with the SEC Staff regarding this non-public, fact-finding inquiry. The SEC Staff has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC Staff has formed an opinion concerning the Company’s agent compensation practices.  The Company does not believe that the inquiry will have a material impact on the Company’s financial condition, results of operations or cash flow, but can provide no assurance concerning the timing or outcome of the inquiry.

There are no other legal proceedings pending or, to our knowledge, threatened that we believe could have a material adverse impact on our business, reputation, results of operations or financial condition.

Item 1A.	RISK FACTORS

There were no material changes to the risk factors reported in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended September 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/2021 - 7/31/2021	607,357	$ 36.64	607,357	$ 269,236,049
8/1/2021 - 8/31/2021	466,917	45.30	466,917	248,250,861
9/1/2021 - 9/30/2021	213,225	46.60	213,225	238,263,017
Total	1,287,499	$ 42.85	1,287,499

(1)	The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and to increase the authorization for the stock repurchase program from $25.0 million to $75.0 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020 and subsequently reinstated it in June 2020 with a maximum authorization of $75.0 million. In December 2020, the Board approved an increase to the total amount of its buyback program from $75.0 million to $400.0 million. The stock repurchase program is more fully disclosed in Note 8 – Stockholders’ Equity to the condensed consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Exhibit
Number	Description
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

Date: November 3, 2021	eXp World Holdings, Inc.
(Registrant)

/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)