Form 10-K
period 2021-12-31
EXP World Holdings, Inc.
filed 2022-02-25
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

Yes ☐    No ☒

Based on the registrant’s closing price of $38.77 as quoted on the NASDAQ on June 30, 2021, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp World Holdings, Inc. was approximately $2.17 billion.

The number of shares of the registrant’s $0.00001 par value common stock outstanding as of December 31, 2021 was 148,764,592.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Form 10‑K. Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are incorporated into Part I, Item 1, and Part II, Item 7, of this Form 10-K.

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

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A, “Risk Factors”, Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Item 9A. “Controls and Procedures – Inherent Limitations on Effectiveness of Controls.”

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

eXp World Holdings, Inc. (“eXp,” or, collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) owns and operates a cloud-based real estate brokerage and a technology platform business that enables a variety of businesses to operate remotely. Our real estate brokerage is now one of the largest and fastest-growing real estate brokerage companies in the United States and is rapidly expanding internationally. Our technology platform business develops and uses immersive technologies that enable and support virtual workplaces. This unique enabling platform helps businesses increase their effectiveness and reduce costs from operating in traditional “brick and mortar” office spaces. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States, most of the Canadian provinces, the United Kingdom (U.K.), Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany.

The following are changes in our business in the most recent fiscal year:

Real Estate Brokerage – In addition to maintaining operations in all locations, in 2021 the Company continued its international growth with the expansion into Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. Except for certain employees who hold active real estate licenses, virtually all of our real estate professionals are independent contractors.

Mortgage Lending – In July 2021, the Company entered into a joint venture with Kind Partners, LLC, a subsidiary of Kind Lending, LLC, forming SUCCESS Lending, LLC (“SUCCESS Lending”), a residential mortgage service company. The operations are currently in a nascent state.

Details regarding the development of our businesses prior to 2021 are incorporated by reference herein from Part I of our Annual Report on Form 10-K dated March 11, 2021 (Commission File No. 001-38493).

Operations and Revenue Streams

Our operations support the purchase and sale of homes through leveraging innovative technologies and integrated services.

In our current state, almost all of our revenue and profit or loss are generated by our cloud-based real estate brokerage and wholly-owned subsidiary, eXp Realty®, LLC (“eXp Realty”). Because we do not have significant standalone contributions of revenue and profit or loss from our other businesses, we operate and manage the Company as one business unit. In the future, we believe there is strong potential for multiple significant revenue and profit opportunities that may be organized into distinct business units in order to increase our management effectiveness. Over the long term, we envision owning and operating a diversified portfolio of service- based businesses whose operations benefit substantially from utilizing our enabling technology platform.

Within the Company today, we strategically prioritize our efforts to grow our real estate brokerage, develop immersive and cloud-based technology products and services, nurture affiliate and media services (and our eXp Partners program) related to real estate transactions, and strengthen and iterate on our enabling technology platform.

eXp Realty

Together with our other real estate brokerage subsidiaries, eXp Realty is a leading, rapidly growing, cloud-based international real estate brokerage company. We disrupt from within the traditional real estate markets in which we operate for the benefit of agents and brokers through innovation, use of cloud-based technology, and development of world-class agent and broker attraction and retention practices. We generate revenue primarily by serving as a licensed broker for the purpose of processing residential and commercial real estate transactions, from which we earn commissions. The Company in turn pays a portion of the commissions earned to the real estate agents and brokers.

Our mission is to deliver maximum value to our shareholders, agents, brokers and staff, while building an international brand as the leading cloud-based brokerage. Our cloud-based solutions provide primarily residential and commercial real estate agents and brokers the collaborative tools to seamlessly support and facilitate buying and selling activities by consumers throughout the home purchase process. Our model is designed to:

●	Provide the opportunity for homebuyers to successfully experience homeownership and for homeowners to realize the best outcomes possible through the sale of their homes. Our licensed agents and brokers primarily use our proprietary cloud-based transaction processing and home search and tour tools to help homebuyers find, visit and close on the house that meets their needs, and to help homeowners efficiently market and sell their homes without the effort — and additional costs — associated with the typical home selling process.
●	Provide a business opportunity for our agents and brokers. We provide an entrepreneurial business opportunity for individuals to aid in the purchase and sale of residential homes. Low entry fees as well as the ability to select their own schedules and time commitments allow our agents and brokers to supplement their income by starting their own independent businesses, while also providing opportunities for strong leaders to build their own agency teams and grow under our brokerage brand on a full-time basis. Our compensation structure (fees and share-based), technology, sales support and back-office processing are designed to enable agents and brokers to successfully grow their independent businesses without the fixed costs inherent with a traditional brick-and-mortar brokerage.
●	Provide stock ownership opportunities for our agents and brokers. Through our agent equity programs, our agents and brokers have a unique choice to attain a greater vested interest in eXp through the acceptance of equity awards of eXp stock as part of their compensation packages. These programs allow successful agents and brokers to become stakeholders in the brand they represent and align our goals across the distribution network.

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

Internally, we use our technology to provide agents, teams of agents, and brokerage owners with opportunities for increased profitability, reduced risk, and greater levels of professional development while fostering an organizational culture that values collaboration, strength of community, and commitment to serving the consumer’s best interests. We provide agents, teams of agents, and brokers with the systems, support, professional development and infrastructure to help them succeed in unpredictable and, at times, challenging economic conditions. This includes delivering 24/7 access to collaborative tools and training for real estate agents and brokers.

We have adopted a number of cloud-based technologies. Among other technologies we use to operate our business, our 3D, fully-immersive, cloud office, has virtual conference rooms, training centers, and individual offices in which our management, staff, agents and brokers all work on a daily basis learning from, sharing with, transacting business with, and socializing with colleagues from different geographic regions by utilizing avatars in the Virbela platform. In these virtual spaces agents and brokers meet for state-based sales meetings, attend live interactive training and classes, review commission disbursement authorization forms, build websites and online branding materials, and work on purchase and sales agreements.

Further, in these virtual spaces new managing brokers are evaluated and approved, our management meets to discuss strategy and vision, and personnel interviews are conducted. In addition, we have face-to-face meetings, conferences, presentations, retreats and other physical interactions where circumstances warrant.

We also provide physical space to brokers and agents when required, primarily through third-parties to provide access to offices, workspace and meeting rooms at locations worldwide.

Our cloud office has fully staffed transaction and administration, web development, search engine optimization and technical support teams. Consequently, our cloud office serves as our primary company office for brokers, agents, management and staff and provides agents, teams of agents and brokers with a full suite of back-office functions, live training, education, coaching and mentoring that places a premium on engagement, discussion and collaboration, transaction support, broker support; and technical support. The utilization of this cloud office platform permits us to more easily serve and extend our geographic reach.

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

Agent and Broker Training and Communication

eXp Realty has held firm in its belief that each individual agent delivers value to individual homebuyers and sellers in different ways depending upon the knowledge, skills or niche of the agent and the needs and wants of the consumer.

Numerous real estate coaches provide training and classes to brokerages on a vendor basis or to individual agents outside of their brokerage relationship in the most cost-effective way to strengthen their skills and help them succeed. The needs of individual agents vary, as do the methods of instruction that are most effective for their learning. This approach aims to offer coaching that draws upon, highlights, promotes and supports some of the best coaches in the industry based upon their individual talents and the corresponding fit to the particular needs of our individual, entrepreneurial professionals.

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

Revenue Sharing Plan

Our cloud office has enabled us to introduce and maintain a revenue sharing plan whereby each of our agents and brokers can participate. As part of this revenue sharing plan, our agents and brokers can receive commission income resulting from completed real estate transactions consummated by the agents and brokers whom they have attracted to our company.

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

Based on current market information, sales of existing residential properties represent a large majority of home sales in the U.S. market. This provides our agents and brokers with greater opportunities to represent the buy or sell — and sometimes both — sides of a real estate transaction. In addition, we help our customers fulfill their needs by providing ancillary transaction — related services. Our experienced agents and brokers are well suited to support our customers’ needs with a high level of professionalism, knowledge and support as they endeavor on one of the largest transactions they will most likely experience.

Markets

Real Estate Industry Overview

eXp Realty primarily operates in the U.S. residential real estate market. Through our network of independent agents and brokers, we have brokerages in all 50 states in the U.S. residential real estate market, residential real estate markets in most of the Canadian provinces, and, to a lesser extent, in parts of the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. As our principal operating market, the U.S. residential real estate market for existing homes, seasonally adjusted, accounted for approximately 6.2 million homes sold with a median existing home sales price of $0.4 million in 2021, the highest levels since 2006, based on data released by the National Association of Realtors.

The overall health of the U.S. residential real estate market, including demand for homes, is driven largely by, among other factors, the inventory of existing homes, the affordability of housing, macroeconomic factors (e.g., U.S. Federal Reserve rates, unemployment rates, job growth, etc.), governmental policies (e.g., tax deduction and credits, regulatory initiatives, etc.), demographic trends (e.g., customer tastes and perceptions, buy versus rent preferences, income growth, marriage rates, etc.), mortgage rates and financing availability. Although the housing market in the U.S. is cyclical as evidenced most recently during the recession of the late 2000’s and subsequent recovery since 2012, we believe that the residential real estate market will continue to grow due to expected increases in the formation of new households and the relatively low interest rate environment incentivizing homebuying.

Residential real estate brokerage companies typically realize revenues in the form of a commission based on a percentage of the price of each home purchased or sold, which can vary based on industry standards, geographical location, and specific customer-agent negotiations, among other factors. Therefore, variability in the commissions earned in the real estate industry exists based on general economic and market factors, as well as price and volume of homes sold. When home prices and the volume of home sale transactions increase (decrease), commissions generally will also increase (decrease). However, we are positioned to earn commissions on either — or both — of the buy side or sell side of residential real estate transactions, as well as the ability to receive other fees for complimentary services provided during the close process.

The U.S. residential real estate market was briefly impacted by the COVID-19 pandemic during the spring of 2020, however, the market rebounded sharply with the number of U.S. homes sold and the U.S. median home sales price in 2020 increasing materially over 2019 based on data released by the National Association of Realtors. Among other factors, the historically low mortgage rate environment and increasing demand for remote workspace supported strong demand in the housing market throughout 2021. Similarly, the Company had a strong performance over the same period of time, achieving a record number of home sales and a record amount of growth in agent count.

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

Given the current environment due to the COVID-19 pandemic, we believe there is an acute need for virtual workplace collaboration. For the year ended December 31, 2021, Virbela continued to see growing demand from organizations exploring remote and hybrid operating models, including global Fortune-2000 firms with the need to connect distributed teams. As a result, Virbela continues to invest in product and infrastructure improvements, along with new feature development. We expect to continue to service existing and new business-to-business enterprise level Virbela contracts in the coming year.

Resources

Software Development

Our Company continues to increase our investment in the development of our own cloud-based transaction processing platforms and further expand our products and service offerings. We continue to create process efficiencies and provide our agents and brokers with mobile applications designed to facilitate transactions in an efficient and consumer friendly way. To further expand our products and service offerings, we offer an on-demand, home tour mobile application that enables home shoppers to request immediate access to properties exclusive to eXp Realty agents in certain markets.

Our operational model and growth strategies necessitate the internally-developed technologies used to support our operations now and in the future, as well as requires us to, at times, consider existing and emerging technology companies for acquisition, partnerships and other collaborative relationships.

Intellectual Property

Our cloud-based real estate brokerage is highly dependent on the proprietary technology that we employ and the intellectual property that we create. “eXp Realty” is one of our registered trademarks in the United States. We have also placed the marks “3D MLS”, “3D Listing Service” and “RE Tech Campus” on the United States Patent and Trademark Office’s Supplemental Register. We also own the rights to the domain names used by our domestic and international brokerages: http://exprealty.com, http://exprealty.ca, http://exp-uk.co.uk, http://expaustralia.com.au, http://expsouthafrica.co.za, http://expglobalindia.co.in, http://expmexico.mx, http://expportugal.com, http://expfrance.fr, http://exppuertorico.pr/, http://expglobalbrasil.com, http://expitaly.it, http://exphk.hk, http://expcolombia.co, http://expglobalspain.com, http://expisrael.co.il, http://exppanama.com, and http://expgermany.de. Additionally, we own registered trademarks and the rights to domain names which are leveraged in our other business segments and in connection with services that complement our real estate brokerage, such as the “SUCCESS” trademark and http://success.com.

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

Environmental Impact

As a company dedicated to disrupting the traditional industry model, eXp understands the importance of ingraining environmental, social and governance (ESG) best practices across the organization. In 2022, we will take important steps to understand our opportunities to create meaningful change, beginning with a materiality assessment – a process to define the topics that matter most to our business and stakeholders. Building on the identified material topics, eXp will develop a strong impact position, strategy, and targets to embed environment (as well as social and governance) topics in our business.

Seasonality of Business

Seasons and weather traditionally impact the real estate industry in the markets in which we operate. Spring and summer seasons historically reflect greater sales periods, and, in turn, higher revenues and operating results in comparison to fall and winter seasons. Notwithstanding seasonality, the 2021 real estate market is the strongest real estate market in 15 years based on data released by the National Association of Realtors.

Government Regulation

We serve the residential real estate industry which is regulated by U.S. federal, international, state, provincial and local authorities as well as private associations or state sponsored associations or organizations. We are required to comply with federal, state, provincial, and local laws, as well as private governing bodies’ regulations, which combined results in a highly-regulated industry.

We are also subject to U.S. federal, international, state, and provincial regulations relating to employment, contractor, and compensation practices. Except for certain employees who have an active real estate license, virtually all real estate professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the Internal Revenue Service regulations, foreign regulations and applicable state and provincial law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation.

Real Estate Regulation – International

In countries outside of the United States, there are a variety of existing or contemplated governmental laws and regulations with which we are required to comply. Real estate and brokerage licensing laws and requirements vary from country to country. In general, all individuals and entities lawfully conducting businesses as real estate brokers, agents or sales associates must be licensed in the country, state, province or locale in which they carry on business and must at all times be in compliance.

In each of the countries where we have operations, we assign appropriate personnel to manage and comply with applicable laws and regulations.

Real Estate Regulation – U.S. Federal

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) moved authority to administer RESPA from the Department of Housing and Urban Development to the Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act increased regulation of the mortgage industry, including but not limited to: (i) generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; (ii) enacting regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans and to protect consumers against unfair, deceptive and abusive practices; and (iii) establishing minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk. In February 2019, the CFPB released a five-year strategic plan indicating that the CFPB intends to continue to focus on protecting consumer rights while engaging in rulemaking to address unwarranted regulatory burdens. Under the current strategic plan, the CFPB would (i) provide “clear rules of the road” through rulemaking and amendments; (ii) foster a “culture of compliance” among businesses; (iii) engage in “vigorous enforcement”; and (iv) educate consumers to make the best financial decisions. Additionally, in a recent regulatory agenda, the CFPB indicated that it planned to review “inherited regulations” to ensure “outdated, unnecessary, or unduly burdensome regulations” are addressed and modernized. As a result, the regulatory framework of RESPA applicable to our business may be subject to change. In addition, federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other laws and regulations applicable to our business include (i) the Federal Truth in Lending Act of 1969; (ii) the Federal Equal Credit Opportunity; (iii) the Federal Fair Credit Reporting Act; (iv) the Fair Housing Act; (v) the Home Mortgage Disclosure Act; (vi) the Gramm-Leach-Bliley Act; (vii) the Consumer Financial Protection Act; (viii) the Fair and Accurate Credit Transactions Act; (ix) the Telephone Consumer Protection Act; and (x) state and federal laws pertaining to the privacy rights of consumers, which affects how we collect and use customer information, including solicitation of new clients.

Real Estate Regulation – U.S. State and Local Level

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

Third-Party Rules

Beyond U.S. federal, international, state, provincial and local governmental regulations, the real estate industry is subject to rules established by private real estate groups and/or trade organizations, including, among others, state and local Associations of REALTORS® (“AOR”), the National Association of Realtors® (“NAR”), and local Multiple Listing Services (“MLSs”). “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®.

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

Environmental Regulation

The Company operates in a cloud-based model which gives us an insignificant physical geographical footprint. Due to this, we are not materially impacted by any environmental regulation.

Human Capital

Our employees and independent real estate agents and brokers represent the human capital investments imperative to our operations. We ended fiscal year 2021 with 1,669 full-time employees. Our employees are not members of any labor union, and we have never experienced business interruptions due to labor disputes. We also utilize part-time and temporary employees and consultants when necessary. A key component to our operational capabilities is our independent real estate agent and broker network, which consisted of 71,137 agents as of December 31, 2021.

Management: Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, business development and technological research and development. We have successfully expanded our current management to retain skilled employees with experience relevant to our business and intend to continue with this initiative. Our management’s relationships with agents, brokers, technology providers, and customers will provide the foundation through which we expect to grow our business in the future. We believe the skill-set of our management team will be a primary asset in the development of our brands and trademarks.

Talent and Culture:  Our business is driven by nine core values of community, sustainability, integrity, service, collaboration, innovation, transparency, agility, and fun. At eXp, these core values are manifested throughout everything we do and support the Company’s overall vision and shape our culture. We believe that our ongoing success is attributable in large part to our eXp staff who work across the U.S. and internationally in the cloud environment to support our agent-centric business model and core values. Attracting and retaining employee talent is a high priority for us, and we look to hire passionate and driven individuals who want to be a part of our mission to continue to grow the brokerage and our related suite of services. We also value transparency and are committed to an open and accountable workplace where employees are empowered to raise issues. The Company provides multiple channels to speak up, ask for guidance, and report concerns. eXp has been named one of the Best Places to Work on Glassdoor for each of the years 2019 through 2021. In 2021, we were named as one of the Top 100 Companies to Watch for Remote Jobs by FlexJobs.

Diversity and Inclusiveness: We are committed to creating an equitable, diverse and inclusive culture for our employees, agents and brokers. Our Employee Experience team operates under the human resources department and supports this mission with diversity, equity and inclusion practices to support employee engagement and global collaboration. In 2019, we formed the One eXp initiative which is an internal group available to our agents, brokers, and staff to discuss, promote and propose business actions that encourage diversity, equity, belonging, and inclusion. One eXp is also an important vehicle by which we connect diverse agents and brokers with clients identifying as and/or seeking out diverse representation in their home purchase or selling journey. Since its inception, One eXp has formed many dedicated subgroup networks, including networks for agents, brokers and staff promoting and/or identifying as Latino, South Asian, Asian, Middle Eastern, LGBTQIA+, Women, senior, young professional, and/or person with disabilities, and new groups are being added regularly.

Health & Safety: Our employees operate in a fully remote environment and are located across the U.S. and internationally. During 2021, our human resources department expanded on our existing health and safety benefit offerings to support the health and safety of our employees in their remote work environments.

Community Involvement: Our staff, agents and brokers are our best embodiment of the Company’s commitment to community as a core value. Many of our staff, agents and brokers are involved in their own communities to support the betterment of lives. The Company also sponsors many community initiatives which are well attended by our staff, agents and brokers. The first week of October of each year is designated “I Heart eXp” week and staff, agents and brokers across the U.S. mobilize to take part in community charity initiatives. During September 2021, the Company also announced a joint initiative with New Story, a nonprofit that pioneers solutions to end global homelessness, to build 100 homes in the Morelos region of Mexico after it suffered damages from a 7.1 magnitude earthquake. Many staff and agents donated directly to New Story as part of this effort, which donations were matched by our founder and CEO Glenn Sanford up to $300,000. Additionally, in 2021, eXp’s wholly owned nonprofit, eXtend-a-Hand, was granted 501(c)(3) status by the Internal Revenue Service. eXtend-a-Hand’s mission is to provide financial assistance to independent agents of the Company who suffer catastrophic events, including, without limitation, natural disasters, illness, and accidents, and in the case of dependents or designated beneficiaries, the death of their independent agent family member. The Company is devoted to agent well-being and looks forward to expanding the reach of eXtend-a-Hand into 2022.

Independent Agent and Broker Support: We provide entrepreneurial business opportunities and a competitive compensation structure to our independent agents and brokers. Additionally, our agents and brokers have a unique choice to attain a greater vested interest in eXp through the acceptance of equity awards in eXp stock as part of their compensation packages. These programs and our agent support platforms—including training, back-office support, and communications—allow agents and brokers to successfully operate their own businesses that are aligned with our strategies and goals, creating synergies across our distribution network. We believe it is critical to our success that agent voices are heard at every level of the Company, including management, which mission is supported by our Agent Advisory Council. Refer to our Agent Advisory Council section of our website at https://expworldholdings.com/agent-advisory-council/ for information on agent participation in the management of eXp. Information contained on our website is not incorporated by reference into this report.

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

Our Company maintains a website at www.expworldholdings.com. Our filings with the SEC, including without limitation, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, for the previous twelve-months are available through a link maintained on our website under the heading “Investors —SEC Filings.”

Our Company also uses the following channels as a means of disclosing information about the Company on a broad, non-exclusionary basis, including information about our brokerage, upcoming investor and industry conferences, our planned financial and other announcements, and other matters and for complying with our disclosure obligations under Regulation FD:

eXp Realty Twitter Account (https://twitter.com/eXpRealty)

eXp World Holdings Twitter Account (https://twitter.com/eXpWorldIR)

eXp Realty Facebook Page (https://www.facebook.com/eXpRealty)

eXp World Holdings Facebook Page (https://www.facebook.com/eXpWorldHoldings)

eXp Realty Instagram Page (https://www.instagram.com/eXpRealty_)

eXp World Holdings Instagram Page (https://www.instagram.com/eXpWorldHoldings)

Please note that this list may be updated from time to time. The contents of any website referred to in this Annual Report on Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. You should carefully consider the risk factors described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K. Certain statements in this Annual Report on Form 10-K are forward-looking statements. See the section of this Annual Report on Form 10-K titled “Forward-Looking Statements.”

Risks Related to Our Industry

Our profitability is tied to the strength of the residential real estate market, which is subject to a number of general business and macroeconomic conditions beyond our control.

Our profitability is closely related to the strength of the residential real estate market which is cyclical in nature and typically is affected by changes in national, state, and local economic conditions, which are beyond our control. Macroeconomic conditions that could adversely impact the growth of the real estate market and have a material adverse effect on our business include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of obtaining mortgages, an increase in foreclosure activity, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disasters or adverse weather events, or the public perception that any of these events may occur. Unfavorable general economic conditions, such as a recession or economic slowdown, in the U.S., Canada, or other markets we enter and operate within, could negatively affect the affordability of, and consumer demand for, our services, which could have a material adverse effect on our business and profitability. In addition, international, federal and state governments, agencies, and government-sponsored entities such as Fannie Mae, Freddie Mac, and Ginnie Mae could take actions that result in unforeseen consequences to the real estate market or that otherwise could negatively impact our business.

Monetary policies of the U.S. federal government and its agencies may have a material adverse impact on our operations.

The U.S. real estate market is substantially reliant on the monetary policies of the U.S. federal government and its agencies and is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S., which in turn impacts interest rates. Our business could be negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of home sale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home. Similarly, in higher interest rate environments, potential home buyers may choose to rent rather than pay higher mortgage rates. Changes in the interest rate environment and mortgage market are beyond our control and are difficult to predict and, as such, could have a material adverse effect on our business and profitability.

General changes in consumer attitudes and behaviors could negatively impact homesale transaction volume.

The real estate market is affected by changes in consumer attitudes and behaviors, including as a result of changing attitudes towards and behaviors related to home ownership. Certain real estate markets have or may experience a decline in homeownership based on changing social behaviors, including as a result of declining marriage and birth rates. Because of these changing attitudes and behaviors, consumers may be more or less likely to prefer renting a home versus purchasing a home. In the event consumer attitudes and behaviors in any of our markets cause a declining interest in home purchasing, it may adversely impact the volume of home sale transactions closed by our brokers and agents and, as such, could have a material adverse effect on our business and profitability.

Home inventory levels may result in excessive or insufficient supply, which could negatively impact home sale transaction growth.

Home inventory levels have been meaningfully declining or increasing in certain markets and price points in recent years. In both instances, homeowners are more likely to retain their homes for longer periods of time resulting in a negative impact on home sale volume growth. Insufficient home inventory levels can cause a reduction in housing affordability, which can result in potential home buyers deferring entry or reentry into the residential real estate market. Alternatively, excessive home inventory levels can contribute to a reduction in home values, which can result in some potential home sellers deferring entry into the residential real estate market. These inventory trends are caused by many pressures outside of our control, including slow or accelerated new housing construction, macroeconomic conditions, real estate industry models that purchase homes for long-term rental or corporate use, and other market conditions and behavioral trends discussed herein. During 2021, the U.S. generally experienced a decline in home inventory levels. Continuing constraints on home inventory levels may adversely impact the volume of home sale transactions closed by our brokers and agents and, as such, could have a material adverse effect on our business and profitability.

Material decreases in the average brokerage commission rate, due to conditions beyond our control, could materially adversely affect our financial results.

There are many factors that contribute to average broker commission rates that are beyond our control. Factors that can contribute to a material decrease in brokerage commissions include regulation, a rise in discount brokers and agents, increased adoption of flat fees, commission models with more competitive rates, rebates or lower commission rates on transactions, as well as other competitive factors. The average broker commission rate for a real estate transaction is a key determinant of our profitability and a material decrease in brokerage commission rates could have a material adverse effect on our business and profitability.

The coronavirus (“COVID-19”) pandemic may have a material adverse effect on our businesses, financial condition, and results of operations.

Since early 2020 and continuing, the COVID-19 pandemic and subsequent coronavirus variants and regional outbreaks have had a profound effect on the global economy and financial markets. In the U.S. and abroad, governments continue to react to this evolving public health crisis by, among other actions, recommending or requiring the avoidance of gatherings of people or significantly or entirely curtailing activities categorized as non-essential. This unprecedented situation has created considerable risks and uncertainties for the U.S. real estate services industry in general and for the Company in particular, including those arising from the potential adverse effects on the economy as well as risks related to employees, independent agents, and consumers. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the extent and duration of the spread of the outbreak, the public health risks posed by new and future variants, the extent of governmental regulation (including, but not limited to, mandated “shelter in place” or other regulations that, for example, preclude or strictly limit open houses or in-person showings of properties), the impact on capital and financial markets and the related impact on consumer confidence and spending, and the magnitude of the financial and operational consequences to our agents and brokers, all of which are highly uncertain and cannot be predicted.

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

We have experienced rapid and accelerating growth in our real estate broker and agent base. During the year ended December 31, 2021, our agent and broker base grew to 71,137 agents and brokers, or by 72%, from 41,313 agents and brokers as of December 31, 2020. Because we derive revenue from real estate transactions in which our brokers and agents receive commissions, the amount and rate of growth of our revenue typically correlate to the amount and rate of growth of our agent and broker base, respectively. The rate of growth of our agent and broker base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. We cannot assure that we will be able to maintain our recent agent growth rate or that our agent and broker base will continue to expand in future periods. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our business, results of operations, financial condition, and cash flows.

We may be unable to effectively manage rapid growth in our business.

We may not be able to scale our business quickly enough to meet the growing needs of our affiliated real estate professionals and if we are not able to grow efficiently, our operating results could be harmed. As the Company adds new real estate professionals, it will need to devote additional financial and human resources to improving its internal systems, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including support of our affiliated real estate professionals as our workforce and agent network expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced real estate professional satisfaction. These issues could reduce the attractiveness of our Company to existing real estate professionals who might leave the Company, as well as resulting in decreased attraction of new real estate professionals. Even if we are able to upgrade our systems and expand our staff, such expansion may be expensive, complex, and place increasing demands on our management. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure, and we may not be successful in maintaining adequate financial and operating systems and controls as we expand. Moreover, there are inherent risks associated with upgrading, improving, and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

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

We may implement changes to our business model and operations to improve revenues that cause a disproportionate increase in our expenses or reduce profit margins. For example, we may allocate resources to acquiring lower margin brokerage models and have invested in the development of a mortgage servicing division, a commercial real estate division, a title and escrow company, a mortgage lending company, a personal development company and a continuing education division. Expanding our service offerings could involve significant up-front costs that may only be recovered after lengthy periods of time. The barrier to entry in new real estate markets is low given our cloud-based operating model; however, attempts to pursue new business opportunities could result in a disproportionate increase in our expenses and in reduced profit margins. In addition, expansion into new markets and business lines, including internationally, could expose us to additional compliance obligations and regulatory risks. If we fail to continue to grow in the local markets we serve or if we fail to successfully identify and pursue new business opportunities, our long-term prospects, financial condition, and results of operations may be harmed, and our stock price may decline.

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

We had a history of operating at losses since our inception in October 2009 until the fourth quarter of 2020 and have had consecutive periods of income since that time. Our ability to realize consistent, meaningful revenues and profit over a sustained period has not been established over the long term and cannot be assured in future periods.

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

We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which may adversely affect our profitability.

As of December 31, 2021, we had federal, state and foreign net operating losses carryforward due to prior years’ losses. The pre-fiscal 2018 federal, some state and foreign net operating losses will carry forward for a limited numbers of years. The Federal, as well as some state and foreign net operating losses generated in and after fiscal 2018 do not expire and can be carried forward indefinitely. We also have recorded federal research tax credits for the years 2019, 2020 and 2021 which will carry forward for 20 years and is expected to be fully utilized before expiration. A nominal portion of our net operating loss may expire unused and be unavailable to reduce future income tax liabilities, which may adversely affect our profitability.

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

We could be subject to changes in tax laws and regulations that may have a material adverse effect in our business.

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

In particular, new income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and, regulations could be interpreted, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

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

SUCCESS Lending is in a nascent state and is an unproven business model with regulatory, compliance, consumer trends and macroeconomic risks, many of which are beyond our control.

The SUCCESS Lending business has a limited operating history and has encountered and will continue to encounter risks, uncertainties, difficulties, and expenses, including, without limitation, ongoing compliance with a complex and evolving regulatory environment, increasing its number of clients and loans, obtaining additional funding and service relationships on favorable terms as the company scales, and navigating an evolving macroeconomic landscape. If we are not able to timely and effectively respond to these requirements, or if risks arise outside our reasonable ability to respond effectively, our business may be harmed. Generally, the residential mortgage lending market involves a high degree of business and financial risk, which can result in substantial losses that could adversely affect our financial condition.

Additionally, SUCCESS Lending relies on third-party sources, including credit bureaus, for credit, identification, employment and other relevant information in order to review and select qualified borrowers. If this information becomes unavailable, becomes more expensive to access or is incorrect, our business may be harmed.

We are actively, and intend to continue, developing new products and services complementary to our brokerage business, and our failure to accurately predict their demand or growth could have an adverse effect on our business.

We are actively, and intend in the future to continue, investing resources in developing new technology, services, products and other offerings complementary to our brokerage business. New business initiatives are inherently risky and may involve unproven business strategies and markets with which we have limited or no prior development or operating experience. Risks from these new initiatives include those associated with potential defects in the design, ongoing development and maintenance of technologies, reliance on data or user inputs that may prove inadequate or unavailable, failure to design products and services in a way that is more effective or affordable than competing third party products and services, and failure to scale businesses as they grow, among others. As a result of these risks, we could experience increased legal claims, reputational damage, financial loss or other adverse effects, which could be material. We can provide no assurance that we will be able to efficiently or effectively develop, commercialize and achieve market acceptance of new products and services. Additionally, the human and financial capital committed to develop new products and services may either be insufficient or result in expenses that exceed the revenue actually originated from these new products and services. In addition, our efforts to develop new products and services could distract management from current operations and could divert capital and other resources from our existing business, including our brokerage business. Failure to achieve the expected benefits of our investments may occur and could harm our business.

Our subsidiary, SUCCESS Franchising, LLC, is in a nascent state, involves new regulatory compliance and may be unprofitable.

Our SUCCESS Franchising business is developing a cowork franchise business that provides professional cowork spaces and affiliate and media services. It has a limited operating history and faces challenges, including an evolving business model, competition from the existing cowork business models, and a complex and evolving regulatory environment. These risks could challenge our business model, or otherwise harm our business.

We intend to evaluate acquisitions, mergers, joint ventures or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business and growth strategy, we evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses, as well as other real estate brokerages. If we are not able to effectively integrate acquired businesses and assets or successfully execute on joint venture strategies, our operating results and prospects could be harmed. Since 2019, we have acquired new technology and operations and entered into joint venture arrangements. We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development, including our July 2020 acquisition of Showcase Web Sites, L.L.C., December 2020 acquisition of SUCCESS Enterprises LLC, and July 2021 launch of the SUCCESS Lending joint venture. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete, and integrate acquisitions. The success of our future joint venture strategies will depend on our ability to identify, negotiate, complete, and successfully manage and grow joint ventures with other parties. In addition, acquisitions and joint ventures could cause potentially dilutive issuances of equity securities or incurrence of debt.

Acquisitions and joint ventures are inherently risky, and any we complete may not be successful. Any acquisitions and joint ventures we pursue would involve numerous risks, including the following:

●	difficulties in integrating and managing the operations and technologies of the companies we acquire, including higher than expected integration costs and longer integration periods;
●	diversion of our management’s attention from normal daily operations of our business;
●	our inability to maintain the customers, key employees, key business relationships and reputations of the businesses we acquire;
●	our inability to generate sufficient revenue or business efficiencies from acquisitions or joint ventures to offset our increased expenses associated with acquisitions or joint ventures;
●	our responsibility for the liabilities of the businesses we acquire or gain ownership in through joint ventures, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition, their infringement or alleged infringement of third party intellectual property, contract or data access rights prior to the acquisition, or failure to comply with regulatory standards applicable to new business lines;
●	difficulties in complying with new markets or regulatory standards to which we were not previously subject;
●	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire or gain ownership in through joint ventures and increased risk that our internal controls will be ineffective;
●	operations in a nascent state depend directly on utilization by eXp Realty agents and brokers and new and existing customers;
●	adverse effects of acquisition and joint venture activity on the key performance indicators we use to monitor our performance as a business; and
●	inability to fully realize intangible assets recognized through acquisitions or joint ventures and related non-cash impairment charges that may result if we are required to revalue such intangible assets.

Our failure to address these risks or any other challenges we encounter with our future acquisitions, joint ventures, and investments could cause us to not realize all or any of the anticipated benefits of such acquisitions, mergers, joint ventures or investments, incur unanticipated liabilities, and harm our business, which could negatively impact our operating results, financial condition, and cash flows.

Our international operations are subject to risks not generally experienced by our U.S. operations.

In addition to operating in Canada, we expanded our business into Australia and the United Kingdom in 2019, and into South Africa, India, Mexico, Portugal and France, during 2020 and into Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany in 2021. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and, therefore, affect our profitability include:

●	fluctuations in foreign currency exchange rates;
●	exposure to local economic conditions and local laws and regulations;
●	employment laws that are significantly different that U.S. laws;
●	diminished ability to legally enforce our contractual rights and use of our trademarks in foreign countries;
●	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;
●	restrictions on the ability to obtain or retain licenses required for operations;
●	withholding and other taxes on third party cross-border transactions as well as remittances and other payments by subsidiaries;
●	onerous requirements, subject to broad interpretation, for indirect taxes and income taxes that can result in audits with potentially significant financial outcomes;
●	changes in foreign taxation structures;
●	compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, or similar laws of other countries;
●	uncertainties and effects of the implementation of the United Kingdom’s withdrawal of its membership from the European Union (referred to as Brexit), including financial, legal and tax implications;
●	government and health organization restrictions within the international locations in which we operate in response to the COVID-19 pandemic, which can be significantly different than those imposed within U.S. jurisdictions; and
●	regional and country specific data protection and privacy laws including the GDPR.

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

During its evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2019, management identified material weaknesses in internal control over financial reporting. During 2020, we identified and implemented remedial measures to address the control deficiencies that led to the material weaknesses and our internal control over financial reporting was effective as of December 31, 2020 and 2021. However, there can be no assurance that remedial measures will prevent other control deficiencies or material weaknesses, and we may identify additional material weaknesses in our internal control over financial reporting in the future. If we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC may be adversely affected. The occurrence of, or failure to remediate, any further material weaknesses in our internal control over financial reporting may result in material misstatements, as well as negatively impact the reliability of our financial statements, our reputation, our business, and the trading price of our common stock, potentially leading to the suspension of trading on or delisting of our common stock from the NASDAQ stock exchange.

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

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers. In the ordinary course of our business, we and our agents and brokers collect and store sensitive data, including proprietary business information and personal information about our clients and customers. Our business, and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance, and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personally information of our clients and customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us, or could cause agents and brokers to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to clients, customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.

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

In general, the laws, rules and regulations that apply to our business practices include, without limitation, RESPA, the federal Fair Housing Act, the Dodd-Frank Act, the Exchange Act, and federal advertising and other laws, as well as comparable state statutes; rules of trade organizations such as NAR, local MLSs, and state and local AORs; licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services, including without limitation, our mortgage lending services; privacy regulations relating to our use of personal information collected from the registered users of our websites; laws relating to the use and publication of information through the Internet; and state real estate brokerage and mortgage lending licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses.

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

As we expand our business into new international markets, including the United Kingdom, Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany, we are subject to additional foreign governmental regulation. Ensuring compliance with these newly applicable laws could substantially increase our operating expenses. In addition, entry into these new markets exposes us to increased risk and liability. For example, the European Union’s General Data Protection Regulation (“GDPR”) confers significant privacy rights on individuals (including employees and independent agents), and materially increased penalties for violations. A violation of any of these applicable laws could have a material adverse effect on our business.

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

Our business licenses could be suspended or revoked, our business practices enjoined, or we could be required to modify our business practices, which could materially impair, or even prevent, our ability to conduct all or any portion of our business. Any such events could also damage our reputation and impair our ability to attract and service home buyers, home sellers, agents, clients, and customers as well our ability to attract brokerages, brokers, teams of agents and agents to our company, without increasing our costs.

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

We are subject to certain risks related to legal proceedings filed by or against us, and adverse results may harm our business and financial condition.

We are subject to risk of, and are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to securities, intellectual property, privacy, information security, data protection or law enforcement matters, tax matters, labor and employment, including claims challenging the classification of our agents and brokers as independent contractors and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes, and commercial arrangements. We are also subject to risk related to shareholder derivative actions, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including our agents, brokers, third-party service or product providers, and purported class action lawsuits.

We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards. Adverse results in such litigation and other proceedings may harm our business and financial condition. Class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third party patents or other third party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms) and be required to pay royalties. In the case of securities litigation and proceedings, adverse outcomes could include the cancellation, invalidation, or modification of our existing equity incentive program.

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. At present, we are not involved in any material pending legal proceedings, and there are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to our interest.

We are and may, in the future, be blocked from or limited in providing our agent compensation plans in certain jurisdictions, and may be required to modify our business model in those jurisdictions as a result.

Our agent compensation plans represent a key lever in our strategy to attract and retain independent agents and brokers and are subject to various international, federal, state, territorial, and local laws, rules and regulations which differ in each of our existing and future markets. As a result, we are and may, in the future, be blocked from or limited in providing each of our agent compensation plans in certain markets. In addition, these laws, rules and regulations are subject to judicial and agency interpretation, and it might be determined that our agent compensation plans are not permitted to be offered to independent contractors. In response to such limitations, we have and may, in the future, be required to modify our agent compensation practices in such markets. Failure to comply with applicable law, rules and regulations or failure to subsequently modify our business model in certain jurisdictions to effectively attract and retain agents and brokers negatively could negatively affect our business, results of operations or financial condition. The costs attributable to developing compliant agent compensation plans can be significant and could adversely affect our financial condition.

If we fail to protect the privacy and personal information of our customers, agents or employees, we may be subject to legal claims, government action and damage to our reputation.

Hundreds of thousands of consumers, independent contractors, and employees have shared personal information with us during the normal course of our business processing real estate transactions. This includes, but is not limited to, social security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers, and email addresses. To run our business, it is essential for us to store and transmit this sensitive information in our systems and networks. At the same time, we are subject to numerous laws, regulations, and other requirements that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices, and limit the use, disclosure, or transfer of personal data across country borders. Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers, and heightened compliance costs. These ongoing changes to privacy and cybersecurity laws also may make it more difficult for us to operate our business and may have a material adverse effect on our operations. For example, the European Union’s GDPR conferred new and significant privacy rights on individuals (including employees and independent agents), and materially increased penalties for violations. In the U.S., California enacted the California Consumer Privacy Act—which went into full effect in 2021—imposing new and comprehensive requirements on organizations that collect and disclose personal information about California residents. In March 2017, the New York Department of Financial Services’ cybersecurity regulation went into effect, requiring regulated financial institutions to establish a detailed cybersecurity program. Program requirements include corporate governance, incident planning, data management, system testing, vendor oversight, and regulator notification rules. Now, other state regulatory agencies are expected to enact similar requirements following the adoption of the Insurance Data Security Model Law by the National Association of Insurance Commissioners that is consistent with the New York regulation.

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

The occurrence of a significant claim in excess of our insurance coverage or which is not covered by our insurance in any given period could have a material adverse effect on our financial condition and results of operations during the period. In the event we or the vendors with which we contract to provide services on behalf of our customers were to suffer a breach of personal information, our customers and independent agents could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to Company policies and practices and such actions jeopardize any personal information. Our legal liability could include significant defense costs, settlement costs, damages and penalties, plus, damage our reputation with consumers, which could significantly damage our ability to attract customers. Any or all of these consequences would result in a meaningful unfavorable impact on our brand, business model, revenue, expenses, income and margins.

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

On January 25, 2022, Glenn Sanford, Penny Sanford, Jason Gesing, and Gene Frederick filed an amended Schedule 13D with the Securities and Exchange Commission, which disclosed that they beneficially owned approximately 54.2% of our outstanding common stock as of December 31, 2021, and that they had agreed to vote their shares as a group with respect to the election of directors and any other matter on which our shares of common stock are entitled to vote. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with a controlling stockholder group. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board of Directors, Mr. Sanford controls the management of our business and affairs. Together, Messrs. Sanford, Gesing, and Frederick hold three of our seven board seats. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

We are a “controlled company” within the meaning of NASDAQ rules, and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

As of December 31, 2021, Glenn Sanford, Penny Sanford, Jason Gesing, and Gene Frederick beneficially owned approximately 54.2% of the total combined voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of NASDAQ corporate governance standards.

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

We are authorized to issue up to 900,000,000 shares of common stock, of which 155,516,284 shares were issued, and 148,764,592 shares were outstanding as of December 31, 2021. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, current stockholders may experience more dilution in their ownership of our common stock in the future.

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

Because we may not pay any cash dividends on our shares of common stock in the near future, our stockholders may not be able to receive a return on their shares unless they sell them.

On August 4, 2021, the Company’s Board of Directors declared and subsequently paid its first cash dividend. The Company then declared and paid a subsequent dividend during the fourth quarter of the fiscal year ended December 31, 2021. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

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

Refer to Item 1A. – Risk Factors” and Part II, Item 8. Financial Statements and Supplementary Data, Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this report for additional information on the Company’s legal proceedings.

The Company believes that it has adequately and appropriately accrued for legal matters. We recognize expense for legal claims when payments associated with the claims become probable and can be reasonably estimated.

Litigation and other legal matters are inherently unpredictable and subject to substantial uncertainties and adverse resolutions could occur. In addition, litigation and other legal matters, including class action lawsuits, government investigations and regulatory proceedings can be costly to defend and, depending on the class size and claims, could be costly to settle. As such, the Company could incur judgments, penalties, sanctions, fines or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.

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

Holders of Record

As of February 14, 2022, we had approximately 104,745 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

On August 4, 2021, the Company’s Board of Directors declared and subsequently paid its first cash dividend. During 2021, the Company’s Board of Directors declared the following dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
August 4, 2021	August 16, 2021	August 30, 2021	$0.04
October 26, 2021	November 29, 2021	November 15, 2021	$0.04

The Company has not paid cash dividends on its common stock in previous periods, including during the year ended December 31, 2020. Payment of cash dividends is at the discretion of the Company’s Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will pay any future dividends to our common stockholders, or as to the amount of any such dividends.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market, privately negotiated transactions, or through a 10b5-1 plan. No date has been established for the completion of the share repurchase program, and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. Any shares repurchased under the program are returned to the status of authorized but unissued shares of common stock until retired.

Refer to Note 10 – Stockholders’ Equity to the consolidated financial statements herein for more details regarding our stock repurchase program.

The following table provides information about repurchases of our common stock during the quarter ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
10/1/2021 - 10/31/2021	213,481	$ 46.68	213,481	$ 228,273,996
11/1/2021 - 11/30/2021	239,041	42.83	239,041	218,342,682
12/1/2021 - 12/31/2021	286,375	35.00	286,375	208,350,704
Total	738,897	$ 41.50	738,897

(1)	The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and to increase the authorization for the stock repurchase program from $25.0 million to $75.0 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020 and subsequently reinstated it in June 2021 with a maximum authorization of $75.0 million. In December 2020, the Board approved an increase to the total amount of its buyback program from $75.0 million to $400.0 million. The stock repurchase program is more fully disclosed in Note 10 – Stockholders’ Equity to the consolidated financial statements. Repurchased shares were impacted by the Stock Split; therefore, the number of shares and average price paid per share are reported on a post-Stock Split basis.

Company Stock Performance

The following stock performance table is not deemed “soliciting material” or subject to Section 18 of the Securities Exchange Act of 1934.

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) 500 Index, the S&P Homebuilders Select Industry Index, and the S&P Internet Select Industry Index by assuming $100 was invested in each investment option as of February 28, 2018, which represents the month our common stock began trading on the NASDAQ. The S&P 500 Index is a capitalization-weighted index of domestic equities of the largest companies traded on the NYSE and NASDAQ. The S&P Homebuilders Select Industry Index is a diversified group of holdings representing home building, building products, home furnishings and home appliances. The S&P Internet Select Industry Index is comprised of U.S. equities of internet and direct marketing retail, internet services and infrastructure, and interactive media and services companies.

Year	2018	2019	2020	2021
EXPI	$ 100.00	$ 87.90	$ 489.68	$ 523.76
S&P 500 Index	100.00	119.05	138.40	175.63
S&P Homebuilders Index (XHB)	100.00	114.24	146.14	219.28
S&P Internet Index (XWEB)	100.00	109.43	209.37	194.90

Item 6.	RESERVED

Reserved.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about material information relevant to an assessment of the financial condition and results of operations of eXp World Holdings, Inc. and its subsidiaries for the three-year period ended December 31, 2021. The following discussion should be read together with our consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements that constitute our estimates, plans, and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Statements” and “Item 1A. – Risk Factors” included elsewhere within this Annual Report on Form 10-K for a discussion of certain risks, uncertainties, and assumptions associated with these statements.

This section generally discusses items pertaining to and comparisons of financial results between 2021 and 2020. Discussions of 2019 items and comparisons between 2020 and 2019 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 MD&A”). The 2020 MD&A is incorporated by reference herein from Part II, Item 7 of our Annual Report on Form 10-K dated March 11, 2021 (Commission File No. 001-38493).

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

OVERVIEW

We operate one of the world’s fastest growing real estate brokerage businesses utilizing a cloud-based model that enables a variety of businesses to operate remotely and supported by a technology platform that allows our independent agents and brokers the ability to provide a suite of more efficient and cost-effective services to home buyers and sellers.

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions.

Strategy

Our strategy is to grow organically in the North American and certain international markets by increasing our independent agent and broker network. Additionally, we intend to continue our advancement into more international markets. Through our cloud-based operations and technology platform, we strive to achieve customer-focused efficiencies that allow us to increase market share and attain strong returns as we scale our business within the markets in which we operate. By building partnerships and strategically deploying capital, we seek to grow the business and enter into attractive vertical and adjacent markets.

During 2021, we believe that we made progress towards achieving our strategic goals, including a significant increase in our agent base and real estate transactions year over year, as well as opening new business operation in nine countries. The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

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

In periods of economic growth, demand typically increases resulting in higher home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. Additionally, regulations imposed by local, state, and federal government agencies, and geopolitical instability, can also negatively impact the housing markets for which we operate.

For the year ended December 31, 2021, the effects of the COVID-19 pandemic on business worldwide lessened, however the full magnitude and duration of the impact from COVID-19 are not fully known and cannot be reasonably estimated as the global economy continues to recover and adapt. The impact to the Company for the year ended December 31, 2021 has been minimal to date. We believe that once COVID-19 is further contained the economy will continue to rebound depending on the continued pace, rate, and effectiveness of lifting public health restrictions on businesses and individuals and how quickly people become comfortable engaging in public activities.

According to the National Association of Realtors (“NAR”), the housing market is the strongest it has been in 15 years and the economy has recovered from the initial downturn during the beginnings of the COVID-19 pandemic in 2021. Due to the low interest rate environment and continued increase in demand for homes, the market has expanded significantly. The sizable shift to remote work, which has led to homeowners looking for larger homes and vacation homes, and the continued historic low interest rates have accelerated housing demand. These low mortgage rates, which are the lowest in recent history, are allowing more buyers to enter the market. According to the NAR housing statistics, existing home sales, adjusted for seasonality, totaled 6.2 million in 2021, down 7.1% from 2020 and the most annual home sales since 2006. However, at the end of December 2021, housing inventory declined to 910,000 and a 1.8-month supply, which are both historic lows. The NAR reported that pending home sales fell 3.8% in December 2021, indicating a slowing in contract activity, mostly impacted by inventory levels. The pending home sales index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos.

The Company performed well throughout 2021 and is well positioned for continued growth. However, depending on the continued course of the COVID-19 pandemic, specifically in key areas of operations, it is too early to predict the full extent of the effects of the COVID-19 pandemic will have on our Company moving into 2022.

Regardless of whether the housing market continues to grow or slows, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to prosper in a series of fluctuations in economic activity.

National Housing Inventory

In 2021, supply chain constraints including delays in sourcing building materials and labor shortages resulted in slowed construction of new homes. These tightened supply conditions, when coupled with elevated housing demand due to low interest rates, caused inventory levels to decline to record lows. According to the NAR, inventory of existing homes for sale in the U.S. was 910,000 at the end of December 2021 compared to 1,060,000 at the end of December 2020. The NAR indicated the need for new home construction due to the high demand of homes and the record-low inventory levels, and noted supply chain bottlenecks are expected to ease in 2022.

Mortgage Rates

According to the NAR, mortgage rates on commitments for 30-year, conventional, fixed-rate mortgages averaged 3.0% in 2021, compared to 3.1% for 2020. Mortgage rates are expected to remain low through 2022 but are forecasted to increase to an average of 3.6% for 2022. Low mortgage rates are expected to continue to contribute to overall high demand for home-buying.

Housing Affordability Index

According to the NAR, the composite housing affordability index decreased to 147.8 for December 2021 (preliminary) from 172.5 for December 2020. Although home prices have increased, the housing affordability index continues to be at favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The favorable housing affordability index is due to favorable mortgage rate conditions. However, as housing prices continue to climb due to low inventory and high demand and in light of the higher unemployment rate and the ongoing COVID-19 pandemic, it is still too early to predict the extent to which the effects of these factors will have on unemployment and housing affordability.

Existing Home Sales Transactions and Prices

According to the NAR, seasonally adjusted existing home sale transactions for the year ended December 2021 (preliminary) decreased to 6.2 million compared to 6.7 million for the year ended December 2020. The NAR anticipates transactions to decrease slightly in 2022 due to higher mortgage rates.

According to the NAR, nationwide existing home sales average price for December 2021 (preliminary) was $358,000, up 15.8% from $309,200 in December 2020. Due to high demand and modest expected increase in supply, the average sale price is expected to increase through 2022. However, it is still too early to predict the extent of the effects of the ongoing COVID-19 pandemic will have on the economy and home sales prices.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except transactions and agent count)
Performance:
Agent count	71,137	41,313	25,423
Transactions	444,367	238,981	135,322
Volume	$ 156,101,836	$ 72,206,457	$ 38,215,998
Revenue	$ 3,771,170	$ 1,798,285	$ 979,937
Gross profit ($)	$ 296,031	$ 159,611	$ 84,055
Gross margin (%)	7.8%	8.9%	8.6%
Adjusted EBITDA (1)	$ 77,995	$ 57,841	$ 12,649
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

Our strength is attracting real estate agent and broker professionals that contribute to our growth. Brokerage real estate transactions are recorded when our agents and brokers represent buyer and/or sellers in the purchase or sale, respectively, of a home. The number of real estate transactions are key drivers of our revenue and profitability. Real estate transaction volume represents the total sales value for all homes sold by our agents and brokers and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, local inventory levels, mortgage interest rates and seasonality. Real estate transaction revenue represents the commission revenue earned by the Company for closed brokerage real estate transactions.

We continue to increase our agents and brokers significantly in the United States and Canada through the execution of our growth strategies. During 2020, we expanded operations to the South Africa, India, Mexico, Portugal and France. By the end of 2021, the Company expanded into other countries, including Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. The Company’s agent base and transactions have not been significantly impacted throughout the global COVID-19 pandemic, however the full effect on these factors will continue to depend on the duration and severity of the COVID-19 pandemic.

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

We utilize gross profit and gross margin, financial statement measures based on generally accepted accounting principles in the U.S. (“U.S. GAAP”) to assess eXp’s financial performance from period to period.

Gross profit is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales. Gross margin is the calculation of gross profit as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross profit is based on the information provided in our results of operations or our consolidated statements of comprehensive income (loss), and is an important measure of our potential profitability and brokerage performance. For the years ended December 31, 2021, 2020 and 2019, gross profit was $296.0 million, $159.6 million, and $84.1 million, respectively. The gross profit increased year-over-year due to significant growth of real estate transaction volumes. For the years ended December 31, 2021, 2020 and 2019, gross margin was 7.8%, 8.9% and 8.6%, respectively. Gross margin decreased year-over-year primarily due to rising home prices and increased demand which resulted in agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA has grown significantly for the years ended December 31, 2021, 2020 and 2019 due to our revenue growth and improvements in our cost structure.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Expansion of Our Real Estate Cloud Brokerage

In 2020, the Company continued its international expansion into France, India, Mexico, Portugal and South Africa. Throughout 2021, the Company initiated operations in Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. The Company continues to pursue growth opportunities into new global markets. In addition to the international expansion, the Company continues to also focus on growth in the United States and in Canada.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents and employee experience. In doing so, we have adopted many of the principles of the Net Promoter Score® (NPS) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. A NPS above 50 is considered excellent. The Company’s agent NPS was 69 in the fourth quarter of 2021. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

The NPS measure is an important vehicle for delivering on our core values of transparency. While we strive for high satisfaction, it is equally important to investigate a low or unfavorable trending of NPS. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

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

Our agent compensation plans represent a key lever in our strategy to attract and retain independent agents and brokers. The costs attributable to these plans are also a significant component of our commission structure and results of operations. Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock. Prior to January 1, 2020, we issued share-based compensation to our agents and brokers at a 20% discount to the market price of our common stock, which changed to a 10% discount for issuances beginning in January 2020 and had a direct and positive impact on gross margin above. Our operational strategy and the importance of the agent compensation plans to our strategy have not changed; however, the financial impact of the change in the discount has had a meaningful effect on our results of operations. Our stock repurchase program and agent growth incentive program are more fully disclosed in Note 10 – Stockholders’ Equity to the consolidated financial statements.

Technology Products and Services

We continue developing the core Virbela enterprise metaverse technology through our subsidiary, eXp World Technologies, LLC (“World Tech”), to accommodate for the increasing use and scale required to support all eXp subsidiaries and a growing number of enterprise customers worldwide. Upon Facebook's announcement to shift its name to Meta, Virbela has seen increased interest from Fortune 2000 enterprises looking to become both customers and partners as they invest in metaverse technologies and build out their own strategies. Enterprise readiness was a core product focus in 2021 (e.g., scale, reliability, security, and privacy). In 2021, Virbela also released a new product called Frame into beta. Frame is a metaverse collaboration technology that is accessible from any device with a browser (e.g., mobile, personal computer, virtual reality device, tablet). In 2022, we expect to continue to service existing and new business-to-business enterprise level contracts, solidify channel partnerships, and bring the Frame product out of beta. Affiliate and Media Services

Acquisitions and partnerships have allowed us to begin offering to customers more products and services complementary to our real estate brokerage business. These affiliate and media services include mortgage origination, title, escrow, and settlement services, which we can now provide as a more inclusive offering in addition to our brokerage services. We anticipate continued growth and investment in these service offerings through 2022; however, actual performance will depend directly on utilization by eXp Realty agents.

In July of 2021, the Company formed SUCCESS Lending, a residential lending joint venture with Kind Partners, LLC, a subsidiary of Kind Lending, LLC. With the formation of SUCCESS Lending, the Company intends to provide more enhanced services and products to customers.

RESULTS OF OPERATIONS

Year ended December 31, 2021 vs. Year ended December 31, 2020

	December 31, 2021	Revenue	December 31, 2020	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 3,771,170	100%	$ 1,798,285	100%	$ 1,972,885	110%
Operating expenses
Commissions and other agent-related costs	3,475,139	92%	1,638,674	91%	1,836,465	112%
General and administrative expenses	249,699	7%	122,801	7%	126,898	103%
Sales and marketing expenses	12,180	-%	5,223	-%	6,957	133%
Total operating expenses	3,737,018	99%	1,766,698	98%	1,970,320	112%
Operating income	34,152	1%	31,587	2%	2,565	8%
Other expense, net	292	-%	133	-%	159	120%
Equity in losses of unconsolidated affiliates	188	-%	51	-%	137	269%
Total other expense, net	480	-%	184	-%	296	161%
Income before income tax expense	33,672	1%	31,403	2%	2,269	7%
Income tax (benefit) expense	(47,487)	(1)%	413	-%	(47,900)	(11,598)%
Net income	81,159	2%	30,990	2%	50,169	162%
Add back: Net loss attributable to noncontrolling interest	61	-%	141	-%	(80)	(57)%
Net income attributable to eXp World Holdings, Inc.	81,220	2%	31,131	2%	50,089	161%
Adjusted EBITDA (1)	$ 77,995	2%	$ 57,841	3%	$ 20,154	35%
Earnings per share (2)
Basic	$ 0.56		$ 0.22		$ 0.34	155%
Diluted	$ 0.51		$ 0.21		$ 0.30	143%
Weighted average shares outstanding
Basic	146,170,871		138,572,358
Diluted	157,729,374		151,550,075
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.
(2)	Earnings per share and weighted average shares outstanding have been adjusted for the impact of the two-for-one stock split in the form of a stock dividend effected on February 12, 2021 (the “Stock Split”) for all periods presented.

Revenue

Our total revenues were $3.8 billion in 2021 compared to $1.8 billion in 2020, an increase of $2.0 billion, or 110%. Total revenues increased primarily as a result of higher volume of real estate brokerage commissions, which is primarily attributable to growth in agent base and increased home sales prices.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $3.5 billion in 2021 compared to $1.6 billion in 2020, an increase of $1.8 billion, or 112%. Commission and other agent related costs include sales commissions paid and are reduced by agent related fees. Commission and other agent related costs increased primarily as a result of an increase in settled real estate transactions and growth in our agent base.

General and Administrative Expense

General and administrative expenses were $249.7 million in 2021 compared to $122.8 million in 2020, an increase of $126.9 million, or 103%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $71.6 million in compensation related expenses including salaries, contract labor, employee benefits, and payroll taxes and processing. The Company had an increase in stock compensation expense of $15.6 million. These increases are a direct result of the Company’s increase in employee count. Employees increased from 900 in 2020 to 1,669 in 2021, representing growth in headcount of 85%. The Company’s agent base increased by 72%. Also, in support of the Company’s business operations, computer and software costs increased $9.7 million compared to prior year, mostly consisting of online subscriptions and security and virus protection. Finally, $19.5 million of the increase in general and administrative expenses is related to professional fees including accounting, legal, and other consulting. These increases are directly related to the Company’s continued revenue growth, international expansion and new business ventures.

Sales and Marketing

Sales and marketing expenses were $12.2 million in 2021 compared to $5.2 million in 2020, an increase of $7.0 million, or 133%. Sales and marketing costs include lead capture costs and promotional materials. Sales and marketing expenses increased primarily as a result of an increase in lead costs of $1.2 million, internet advertising costs of $3.0 million, and advertising costs of $2.1 million.

Other Expense, Net

Other expense includes start-up costs and amortization expense of the present value adjustment to our stock payable. There were no significant changes in other expense in 2021 compared to 2020.

Income Tax Benefit (Expense)

The Company’s provision for income taxes amounted to a benefit of $47.5 million, a benefit increase of $47.9 million for the year ended December 31, 2021. The increase in income tax benefit was primarily attributable to the release of the valuation allowance and higher deductible share-based compensation expenses. Refer to Critical Accounting Policies and Estimates within this MD&A and Note 12 – Income Taxes to the consolidated financial statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund our operations and capital expenditures, repurchase our common stock, and meet obligations as they become due. At present, our cash and cash equivalents balances and cash flows from operations have strengthened primarily due to transaction volume growth and improved cost leverage over the prior five years, especially during 2020 and 2021, attributable to the expansion of our independent agent and broker network and, to a lesser extent, increased average prices of home sales.

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. Our current capital deployment strategy for 2022 is to utilize excess cash on hand to support our growth initiatives into select markets and enhance our technology platforms and for repurchases of our common stock. As of December 31, 2021, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. In addition to, the Company has no known material cash requirements as of December 31, 2021, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions). The cash requirements for the upcoming fiscal year relate to our leases and legal settlement costs. For information regarding the Company’s expected cash requirement related to leases, see Note 9 – Leases to the consolidated financial statements.

For information regarding the Company’s expected cash requirement related to settlement costs, see Note 13 – Commitments and Contingencies.

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

We currently do not hold any bank debt, nor have we issued any debt instruments through public offerings or private placements. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would likely suffer. As of December 31, 2021, our cash and cash equivalents totaled $108.2 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. We currently do not possess any marketable securities.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital for the periods presented:

	December 31, 2021	December 31, 2020
Current assets	$ 319,315	$ 212,225
Current liabilities	(186,814)	(96,650)
Net working capital	$ 132,501	$ 115,575

As of December 31, 2021, net working capital increased $16.9 million, or 15%, compared to the prior year period, primarily due to an increase in cash and cash equivalents of $8.1 million and accounts receivable of $56.5 million resulting from increased real estate transactions. In correlation to the number of real estate transactions, accrued expenses increased $48.9 million, which included higher commissions payable of $25.2 million. The change in working capital is also due to an increase in legal contingencies of $10.4 million.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
Cash provided by operating activities	$ 246,892	$ 119,659
Cash used in investment activities	(18,923)	(16,963)
Cash used in financing activities	(179,924)	(21,893)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(59)	47
Net change in cash, cash equivalents and restricted cash	$ 47,986	$ 80,850

For the year ended December 31, 2021, cash provided by operating activities increased $127.2 million compared to the same period in 2020. The change resulted primarily from the increased volume in our real estate sales transactions, improved cost leverage, and higher participation by our agents and brokers in our agent stock compensation programs. See Note 10 – Stockholders’ Equity to the consolidated financial statements for further details related to this program.

For the year ended December 31, 2021, cash used in our investing activities increased primarily due an increase of $7.0 million in capital expenditures and an increase of $3.0 million invested in unconsolidated entities in the current year offset by a decrease in payments for business acquisitions by $8.0 million from prior year. As we continue to develop and refine our cloud-based platforms and accelerate our business in innovative ways, we expect to continue to use our existing cash resources on similar expenditures for the next twelve months.

For the year ended December 31, 2021, the cash used in financing activities primarily related to higher repurchases of our common stock of $142.6 million compared to the prior year period.

Outlook

As we continue to scale our Company by investing in people, systems and processes, we expect to increase market share, agent base and real estate transactions volume in the US and Canada and selectively grow in the international markets.

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

If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See Note 10 – Stockholders’ Equity to the consolidated financial statements for more information regarding the assumptions used in estimating the fair value of our awards.

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

At each reporting period, we estimate revenue for closed transactions for which we have not yet received the closing documents due to timing of when a transaction settles. Additionally, provisions for anticipated differences between consideration due and amounts expected to be received are estimated and recorded to revenue. A hypothetical change of 10% in the accrual for estimated revenue would have impacted total revenue by approximately $1.0 million and pre-tax income by approximately $0.2 million for the year ended December 31, 2021.

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

Goodwill impairment

Goodwill is not amortized, but is subject to impairment testing. We review goodwill for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that indicate goodwill may be impaired. We assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. No additional impairment steps are necessary if we qualitatively determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. An impairment loss for goodwill would be recognized based on the difference between the carrying value and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate fair value method.

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

During the fourth quarter of 2021, we performed an assessment of goodwill related to our previous business acquisition. To perform these assessments, we identified and analyzed macroeconomic conditions, industry and market conditions, and company-specific factors. Taking into consideration these factors, we determined that it was not more likely than not that the fair value of our reporting unit for which goodwill has been assigned was less than its carrying amount. As a result of the analysis performed, management believes the estimated fair value of the reporting units continue to exceed their carrying values by a substantial margin and does not represent a more likely than not possibility of potential impairment. The goodwill analysis did not result in an impairment charge. Also, a reasonable hypothetical change in assumptions, such as a 1% change in the discount rate or a 10% change in the projected cash flows, would not have resulted in an impairment charge for the year ended December 31, 2021.

Income taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets are not expected to be realized. Our assumptions, judgments, and estimates relative to the value of our deferred tax assets take into account predictions of the amount and category of future taxable income. As of December 31, 2021, based on our assessment of the realizability of the net deferred tax assets, we reached the conclusion that our net deferred tax assets will most likely be fully realized and therefore we recorded a valuation allowance release of $22.1 million, resulting in recognition of deferred tax assets and a tax benefit of the period.

Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions related to income taxes have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.

See Note 12 – Income Taxes to the consolidated financial statements for further information related to our income tax positions.

Litigation

We recognize expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs could have a material adverse impact on our results of operations and cash flow, if we were to become a party to a material legal action.

See Note 13 – Commitments and Contingencies to the consolidated financial statements for further information related to our litigation.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2021	2020
Net income	$ 81,159	$ 30,990
Other expense, net	480	184
Income tax (benefit) expense	(47,487)	413
Depreciation and amortization	6,248	4,214
Stock compensation expense	24,493	15,239
Stock option expense	13,102	6,801
Adjusted EBITDA	$ 77,995	$ 57,841

The primary driver for the changes in Adjusted EBITDA was improved net income attributable to the increase in revenue from the higher volume of real estate sales transactions. During the years ended December 31, 2021 and 2020, net income increased by $50.2 million.

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

Foreign Currency Risk

The majority of our net sales, expense, and capital purchases were transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation existed due to our operations in Canada, the United Kingdom (U.K.), Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany, albeit each individually and in the aggregate to a small extent. As of December 31, 2021, our largest international operations were in Canada. Based on fiscal 2021 performance, a hypothetical decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would negatively impact operating income by approximately $0.8, million while a hypothetical appreciation of 10% in the value of the Canadian dollar in relation to the U.S. dollar would favorably impact operating income by approximately $0.3 million. The individual impacts to the operating income of hypothetical currency fluctuations in the Canadian dollar have been calculated in isolation from any potential responses to address such exchange rate changes in our other foreign markets. Our exposures to foreign currency risk related to our other operations in our other international locations were immaterial and have been excluded from this analysis.

Our investments in the net assets of our international operations were also subject to currency risk. As of December 31, 2021, the impacts of translations of foreign-denominated net assets of our international operations were immaterial to the Company’s consolidated financial statements. The translation impacts related to the net assets of our international operations are recorded within accumulated other comprehensive income. Historically, we have not hedged this exposure, although we may elect to do so in future periods.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eXp World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Commissions and Other Agent-Related Costs – Revenue Share expenses – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has a revenue sharing plan where agents and brokers may receive a commission from real estate transactions consummated by agents and brokers they have attracted to the Company. Agents and brokers are eligible for revenue share based on the number of Front-Line Qualifying Active agents they have attracted to the Company. A Front-Line Qualifying Active agent is an agent or broker that an agent or broker has personally attracted to the Company who has met specific sales transaction volume requirements. For the year ended December 31, 2021, the Company incurred $3.5 billion of commissions and other agent-related costs, which includes commissions paid to agents and brokers under the revenue sharing plan.

We identified the revenue sharing plan as a critical audit matter because the plan has a complex multi-tiered compensation structure involving highly automated system calculations to determine the commissions paid to agents and brokers. This required an increased extent of audit effort to audit and evaluate the accuracy of commissions paid under the revenue share plan.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed related to the testing of the accuracy of expenses under the revenue sharing plan included the following, among others:

●	We tested the effectiveness of controls over the revenue share expenses, including management’s controls over the calculation of commission under the revenue sharing plan.
●	With the assistance of our IT specialists, we:
o	Identified the significant system used to process revenue share transactions and tested the general IT controls over the system, including testing of user access controls, change management controls, and IT operations controls.
o	Performed testing of automated controls for the system calculation of revenue share and the system determination of number of Front-Line Qualifying Active agents.
●	We selected samples of commissions paid to agents and brokers under the revenue sharing plan and recalculated the commissions amount based on the terms of the respective independent contractor agreements.
●	For the samples selected:
o	We tested the mathematical accuracy of the recorded commission by recalculating the revenue sharing allocation in accordance with the independent contractor agreements and traced the underlying transactions to third party documents including settlement statements, purchase agreements and bank statements.
o	We tested the accuracy of the Front-Line Qualifying Agent count for agents and brokers by reading independent contractor agreements and obtained evidence of agents and brokers reaching the required sales transaction volume, including settlement statements.

/s/ Deloitte & Touche LLP

San Francisco, California

February 25, 2022

We have served as the Company's auditor since 2019.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 108,237	$ 100,143
Restricted cash	67,673	27,781
Accounts receivable, net of allowance for credit losses of $2,198 and $1,879, respectively	133,489	76,951
Prepaids and other assets	9,916	7,350
TOTAL CURRENT ASSETS	319,315	212,225
Property, plant, and equipment, net	15,902	7,848
Operating lease right-of-use assets	2,482	819
Other noncurrent assets	2,827	-
Intangible assets, net	7,528	8,350
Deferred tax assets	52,827	-
Goodwill	12,945	12,945
TOTAL ASSETS	$ 413,826	$ 242,187

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 7,158	$ 3,957
Customer deposits	67,673	27,781
Accrued expenses	111,672	62,750
Current portion of long-term payable	-	1,416
Current portion of lease obligation - operating lease	311	746
TOTAL CURRENT LIABILITIES	186,814	96,650
Long-term payable, net of current portion	2,714	2,876
Long-term lease obligation - operating lease, net of current portion	765	74
TOTAL LIABILITIES	190,293	99,600

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 155,516,284 issued and 148,764,592 outstanding in 2021; 146,677,786 issued and 144,143,292 outstanding in 2020	1	1
Additional paid-in capital	401,479	218,492
Treasury stock, at cost: 6,751,692 and 2,534,494 shares held, respectively	(210,009)	(37,994)
Accumulated earnings (deficit)	30,510	(39,162)
Accumulated other comprehensive income	188	247
Total eXp World Holdings, Inc. stockholders' equity	222,169	141,584
Equity attributable to noncontrolling interest	1,364	1,003
TOTAL EQUITY	223,533	142,587
TOTAL LIABILITIES AND EQUITY	$ 413,826	$ 242,187

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$ 3,771,170	$ 1,798,285	$ 979,937
Operating expenses
Commissions and other agent-related costs	3,475,139	1,638,674	895,882
General and administrative expenses	249,699	122,801	89,035
Sales and marketing expenses	12,180	5,223	3,799
Total operating expenses	3,737,018	1,766,698	988,716
Operating income (loss)	34,152	31,587	(8,779)
Other expense
Other expense, net	292	133	247
Equity in losses of unconsolidated affiliates	188	51	34
Total other expense, net	480	184	281
Income (loss) before income tax expense	33,672	31,403	(9,060)
Income tax (benefit) expense	(47,487)	413	497
Net income (loss)	81,159	30,990	(9,557)
Net loss attributable to noncontrolling interest	61	141	29
Net income (loss) attributable to eXp World Holdings, Inc.	$ 81,220	$ 31,131	($ 9,528)

Earnings per share (1)
Basic	$ 0.56	$ 0.22	($ 0.08)
Diluted	$ 0.51	$ 0.21	($ 0.08)
Weighted average shares outstanding (1)
Basic	146,170,871	138,572,358	126,256,407
Diluted	157,729,374	151,550,075	126,256,407

Comprehensive income:
Net income (loss)	$ 81,159	$ 30,990	($ 9,557)
Comprehensive loss attributable to noncontrolling interests	61	141	29
Net income (loss) attributable to eXp World Holdings, Inc.	81,220	31,131	(9,528)
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax	(59)	47	211
Comprehensive income (loss) attributable to eXp World Holdings, Inc.	$ 81,161	$ 31,178	($ 9,317)

(1)	All applicable period amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend in February 2021. See Note 1 – Description of Business and Basis of Presentation for details.

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Common stock:
Balance, beginning of year	$ 1	$ 1	$ 1
Balance, end of period	1	1	1
Treasury stock:
Balance, beginning of period	(37,994)	(8,623)	-
Repurchases of common stock	(172,015)	(29,371)	(27,056)
Retirement of treasury stock		-	18,433
Balance, end of period	(210,009)	(37,994)	(8,623)
Additional paid-in capital:
Balance, beginning of period	218,492	130,683	90,756
Shares issued for stock options exercised	3,620	6,946	2,298
Agent growth incentive stock compensation	21,828	13,094	13,209
Agent equity stock compensation	144,437	60,968	37,768
Stock option compensation	13,102	6,801	5,085
Retirement of treasury stock	-	-	(18,433)
Balance, end of period	401,479	218,492	130,683
Accumulated earnings (deficit):
Balance, beginning of period	(39,162)	(70,293)	(60,765)
Net income (loss)	81,220	31,131	(9,528)
Dividends declared and paid	(11,548)	-	-
Balance, end of period	30,510	(39,162)	(70,293)
Accumulated other comprehensive income:
Balance, beginning of period	247	200	(12)
Foreign currency translation loss	(59)	47	212
Balance, end of period	188	247	200
Noncontrolling interest:
Balance, beginning of period	1,003	160	-
Net loss	(61)	(141)	(29)
Stock compensation	403	451	-
Contributions by noncontrolling interests	19	533	189
Balance, end of period	1,364	1,003	160
Total equity	$ 223,533	$ 142,587	$ 52,128

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$ 81,159	$ 30,990	($ 9,557)
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	4,974	3,360	2,057
Amortization expense - intangible assets	1,274	629	327
Amortization expense - long-term payable	94	157	140
Asset impairments	-	225	-
Allowance for credit losses on receivables	319	1,742	(137)
Equity in loss of unconsolidated affiliates	188	51	34
Agent growth incentive stock compensation expense	24,493	15,239	13,959
Stock option compensation	13,102	6,801	5,085
Agent equity stock compensation expense	144,437	60,968	37,768
Deferred income taxes	(52,827)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(56,857)	(50,193)	(10,626)
Prepaids and other assets	(2,623)	(3,534)	(1,696)
Customer deposits	39,892	20,794	4,421
Accounts payable	3,173	1,364	1,413
Accrued expenses	46,673	30,017	11,302
Long-term payable	828	1,048	697
Other operating activities	(1,407)	1	(1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	246,892	119,659	55,186
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,423)	(6,436)	(5,000)
Acquisition of businesses	(2,500)	(10,502)	(1,500)
Intangible assets acquired	-	-	(140)
Investments in unconsolidated affiliates	(3,000)	(25)	(50)
NET CASH (USED IN) INVESTING ACTIVITIES	(18,923)	(16,963)	(6,690)
FINANCING ACTIVITIES
Repurchase of common stock	(172,015)	(29,371)	(27,056)
Proceeds from exercise of options	3,620	6,946	2,298
Transactions with noncontrolling interests	19	532	189
Dividends declared and paid	(11,548)	-	-
NET CASH (USED IN) FINANCING ACTIVITIES	(179,924)	(21,893)	(24,569)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(59)	47	106
Net change in cash, cash equivalents and restricted cash	47,986	80,850	24,033
Cash, cash equivalents and restricted cash, beginning balance	127,924	47,074	23,041
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 175,910	$ 127,924	$ 47,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 1,331	$ 754	$ 130
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease liabilities	$ 375	$ 204	$ -
Retirement of treasury stock	-	-	18,433
Lease liabilities arising from obtaining right-of-use assets	2,370	138	1,524
Intangible assets in accounts payable	-	-	70
Property, plant and equipment purchases in accounts payable	174	117	93
Liabilities incurred associated with a business acquisition	-	1,500	-
Liabilities assumed in business acquisition	-	140	-

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts, unless otherwise noted)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (collectively with its subsidiaries, the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States, and most of the Canadian provinces. The Company expanded its business into Australia and the United Kingdom in 2019, and into South Africa, India, Mexico, Portugal and France, during 2020 and into Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany in 2021. The Company focuses on a number of cloud-based technologies in order to grow an international brokerage without the burden of physical bricks and mortar or redundant staffing costs.

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

The following table illustrates changes in earnings (loss) per share and weighted average shares outstanding as previously reported prior to, and as adjusted subsequent to, the impact of the Stock Split retroactively adjusted for the years ended 2019:

	Year ended December 31,
	2019
	As Previously Reported	Impact of Stock Split	Revised
Weighted average shares outstanding
Basic	62,585,555	63,670,852	126,256,407
Diluted	62,585,555	63,670,852	126,256,407
Earnings (loss) per share
Basic	(0.15)	0.07	(0.08)
Diluted	(0.15)	0.07	(0.08)

The following table illustrates changes in equity as previously reported prior to, and as adjusted subsequent to, the impact of the Stock Split retroactively adjusted for the years ended 2019:

	Year ended December 31,
	2019
	As Previously Reported	Impact of Stock Split	Revised
Common stock:
Balance, beginning of year	60,609,102	60,609,102	121,218,204
Retirement of common stock	(1,818,273)	(1,818,273)	(3,636,546)
Shares issued for acquisition	-	-	-
Shares issued for stock options exercised	2,261,122	2,261,122	4,522,244
Agent growth incentive stock compensation	1,345,754	1,345,754	2,691,508
Agent equity stock compensation	3,801,603	3,801,603	7,603,206
Balance, end of year	66,199,308	66,199,308	132,398,616
Common stock, par value (1)	$ 1	$ -	$ 1

(1)	The par value of common stock changed by less than one thousand dollars and shows no impact due to rounding.

Stock awards under the Company’s equity incentive program for agents were adjusted retroactively to give effect to the Stock Split retroactively adjusted for the following periods:

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of eXp World Holdings, Inc., its wholly-owned subsidiaries, and entities in which we have a variable interest of which we are the primary beneficiary. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or exercises control over the operations and has less than 50% ownership, it will use the equity or cost method of accounting for investments. Entities in which the Company has less than a 20% investment and where the Company does not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation.

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

As of December 31, 2021, First Cloud’s operations have ceased and are not material to the Company’s financial position or results of operations.

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

In July 2021, the Company entered into a joint venture with Kind Partners, LLC, a subsidiary of Kind Lending, LLC, forming SUCCESS Lending, LLC (“SUCCESS Lending”), a residential mortgage service company.

Neither of these joint venture investments are consolidated and the Company recognizes its share of income and expenses and equity movement in the joint ventures in proportion to their percentage of ownership.

As of December 31, 2021, Silverline and SUCCESS Lending’s operations are not material to the Company’s financial position or results of operations.

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

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$ 100,143	$ 40,087
Restricted cash	27,781	6,987
Total cash, cash equivalents, and restricted cash, beginning balance	$ 127,924	$ 47,074

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$ 108,237	$ 100,143
Restricted cash	67,673	27,781
Total cash, cash equivalents, and restricted cash, ending balance	$ 175,910	$ 127,924

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

As of December 31, 2021 and 2020, receivables from real estate property settlements totaled $128,499 and $73,838, respectively. As of December 31, 2021, agent non-commission based fees receivable and short-term advances totaled $7,188, of which the Company recognized expected credit losses of $2,198. As of December 31, 2020, agent non-commission based fees receivable and short-term advances totaled $4,992, of which the Company recognized allowance for doubtful accounts of $1,879.

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

Refer to Note 10 – Leases for more information.

Goodwill

Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that would more likely than not indicate that the fair value of the reporting unit is less than its carrying amount. Generally, this evaluation begins with a qualitative assessment to determine if the fair value of the reporting unit is more likely than not less than its carrying value. The test for impairment requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred.

The Company did not recognize any impairments for either of the years ended December 31, 2021 and 2020.

Intangible assets

The Company’s intangible assets are finite lived and consist primarily of trade name, technology and customer relationships. Each intangible asset is amortized on a straight-line basis over its useful life, ranging from 3 to 10 years. The Company evaluates its intangible assets for recoverability and potential impairment, or as events or changes in circumstances indicate the carrying value may be impaired.

The Company recognized no impairment for the year ended December 31, 2021. The Company recognized and impairment of $225 for the year ended December 31, 2020.

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

Stock-based compensation

Our stock-based compensation is comprised of agent growth incentive programs, agent equity program, and stock option awards. Stock-based compensation is more fully disclosed in Note 10 – Stockholders’ Equity. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and are recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces stock-based compensation for forfeitures when they occur.

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

Real Estate Brokerage Services

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing residential real estate transactions. The Company is contractually obligated to provide services for the fulfillment of transfers of residential real estate between buyers and sellers. The Company provides these services itself and controls the services necessary to legally transfer the residential real estate. Correspondingly, the Company is defined as the principal. The Company, as principal, satisfies its obligation upon the closing of a residential real estate transaction. As principal, and upon satisfaction of the performance obligation, the Company recognizes revenue in the gross amount of consideration to which the Company expects to be entitled. The Company estimates and accrues revenue to which it is entitled to for closed transactions but has yet to receive all the necessary closing documents.

Revenue is derived from assisting home buyers and sellers in listing, marketing, selling, and finding residential real estate. Commissions earned on real estate transactions are recognized at the completion of a residential real estate transaction once the Company has satisfied the performance obligation. Agent related fees charged by the Company are recorded as a reduction to commissions and other agent related costs.

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

Disaggregated revenue

The Company primarily operates as a real estate brokerage firm. The vast majority of the Company’s revenue is derived from providing a single service, real estate brokerage services, to purchasers and sellers of homes in the U.S. See Note 14 – Segment Information for details regarding segment and geographic information.

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

Advertising and marketing costs

Advertising and marketing costs are generally expensed in the period incurred. Advertising and marketing expenses are included in the sales and marketing expense line item on the accompanying consolidated statements of comprehensive income (loss). For the years ended December 31, 2021, 2020 and 2019, the Company incurred advertising and marketing expenses of $12,180, $5,223 and $3,799, respectively.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding plus, if potentially dilutive common shares outstanding during the period. The Company does not pay dividends or have participating shares outstanding. Prior period results have been adjusted to reflect the effect of the Stock Split. Refer to Note 11 – Earnings (Loss) Per Share for details related to the calculations of basic and diluted earnings per share.

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

Recently issued accounting pronouncements

In November 2021, the FASB issued ASU 2021-08 – Business Combinations (Topic 805). ASU 2021-08 addresses diversity and inconsistencies related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this Update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company has reviewed the amendments of ASU 2021-08 and will apply the guidance as needed.

3.	ACQUISITIONS

No business combinations were executed during the year ended December 31, 2021.

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

On November 4, 2020, Sanford Enterprises, LLC (“Sanford Enterprises”), a wholly-owned entity of Mr. Glenn Sanford, Chief Executive Officer and Chairman of the Board of the Company, purchased all of the membership equity interests in SUCCESS from Success Partners Holding Co, a third party media vendor to the Company, for $8.0 million in cash. On December 4, 2020, the Company completed the acquisition of SUCCESS from Sanford Enterprises, LLC for cash consideration of $8.0 million using cash on hand. Refer to Note 15 – Related Party Transactions.

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

As of December 31, 2021 and 2020, the fair value of the Company’s money market funds was $43,386 and $53,380, respectively.

There have been no transfers between Level 1, Level 2, and Level 3 in the periods presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the periods presented.

5.	PREPAIDS AND OTHER ASSETS

Prepaids and other assets consisted of the following:

	December 31, 2021	December 31, 2020
Prepaid expenses	$ 5,834	$ 2,489
Prepaid insurance	3,465	2,318
Rent deposits	136	123
Other assets (includes inventory)	481	2,420
Total prepaid expenses	$ 9,916	$ 7,350
6.
6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2021	December 31, 2020
Computer hardware and software	$ 20,824	$ 13,828
Furniture, fixture, and equipment	26	20
Total depreciable property and equipment	20,850	13,848
Less: accumulated depreciation	(11,711)	(6,738)
Depreciable property, net	9,139	7,110
Assets under development	6,763	738
Property, plant, and equipment, net	$ 15,902	$ 7,848

For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $4,974, $3,360, and $2,057, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were:

	December 31, 2021	December 31, 2020
Goodwill	$ 12,945	$ 8,248
Acquisitions	-	4,697
Total goodwill	$ 12,945	$ 12,945

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

Definite-lived intangible assets were as follows:

	December 31, 2021			December 31, 2020
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 2,868	($ 554)	$ 2,314	$ 2,868	($ 267)	$ 2,601
Existing technology	1,846	(1,102)	744	1,396	(415)	981
Non-competition agreements	125	(125)	-	125	(87)	38
Customer relationships	1,895	(361)	1,534	1,895	(170)	1,725
Licensing agreement	210	(110)	100	210	(41)	169
Intellectual property	2,836	-	2,836	2,836	-	2,836
Total intangible assets	$ 9,780	($ 2,252)	$ 7,528	$ 9,330	($ 980)	$ 8,350

For the years ended December 31, 2021, 2020 and 2019, amortization expense for definite-lived intangible assets was $1,274, $629, and $327, respectively.

As of December 31, 2021, expected amortization related to definite-lived intangible assets will be:

Expected amortization
2022	1,276
2023	1,024
2024	729
2025 and thereafter	4,499
Total	$ 7,528

8.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2021	December 31, 2020
Commissions payable	$ 81,563	$ 50,484
Payroll payable	5,642	6,354
Taxes payable	2,553	1,008
Stock liability awards	4,341	2,093
Other accrued expenses	17,573	2,811
	$ 111,672	$ 62,750
9.

9.	LEASES

Operating leases

The Company’s lease portfolio consists of office leases with lease terms ranging from less than one year to six years, with the weighted average lease term being six years.

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

As of December 31, 2021, maturities of the operating lease liabilities by fiscal year were as follows:

Year Ending December 31,
2022	266
2023	159
2024	90
2025	90
2026 and thereafter	495
Total lease payments	1,100
Less: interest	(24)
Total operating lease liabilities	$ 1,076

Included below is other information regarding leases for the year ended December 31, 2021:

	Year Ended December 31,
	2021	2020
Other information
Operating lease expense	$ 448	$ 276
Short-term lease expense	70	16
Cash paid for operating leases	1,828	274
Weighted-average remaining lease term (years) – operating leases (1)	7.0	3.8
Weighted-average discount rate – operating leases	5.043%	4.481%
(1)	The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

Rent expense is recorded in general and administrative expense in the consolidated statements of comprehensive income (loss).

10.	STOCKHOLDERS’ EQUITY

Common Stock – As of December 31, 2021, our amended and restated certificate of incorporation authorized us to issue 900,000,000 shares of common stock with a par value of $0.00001 per share.

The following table represents a reconciliation of the Company’s common stock for the periods presented, adjusted to give effect to the Stock Split:

	Year Ended December 31,
(Shares of Common Stock)	2021	2020	2019
Common stock:
Balance, beginning of year	146,677,786	132,398,616	121,218,204
Retirement of common stock	-	-	(3,636,546)
Shares issued for stock options exercised	3,155,170	6,538,628	4,522,244
Agent growth incentive stock compensation	2,037,942	1,978,072	2,691,508
Agent equity stock compensation	3,645,386	5,762,470	7,603,206
Balance, end of year	155,516,284	146,677,786	132,398,616

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

For the years ended December 31, 2021, 2020 and 2019, the Company issued 3,645,386, 5,762,470, and 7,603,206 shares of common stock, respectively, to agents and brokers for $144,437, $60,968, and $37,768, respectively, net of discount.

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

For the years ended December 31, 2021, 2020 and 2019, the Company’s stock compensation attributable to the AGIP was $24,493, $15,239, and $13,959, respectively. The total amount of stock compensation attributable to liability classified awards was $4,977, $3,246, and $901 for the years ended December 31, 2021, 2020 and 2019, respectively. Stock compensation expense related to the AGIP is included in general and administrative expense in the consolidated statements of comprehensive income (loss).

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Balance, December 31, 2019	$277
Stock grant liability increase year to date	3,246
Stock grants reclassified from liability to equity year to date	(1,430)
Balance, December 31, 2020	$ 2,093
Stock grant liability increase year to date	4,977
Stock grants reclassified from liability to equity year to date	(2,729)
Balance, December 31, 2021	$ 4,341

As of December 31, 2021, the Company had 5,158,639 unvested common stock awards and unrecognized compensation costs totaling $46,862 attributable to stock awards where the performance metric has been achieved and the number of shares awarded are fixed. The cost is expected to be recognized over a weighted average period of 2.22 years.

The following table illustrates the Company’s stock activity for the Agent Growth Incentive Program for stock awards where the performance metric has been achieved for the following periods, adjusted to give effect to the Stock Split:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2019	6,776,218	$ 5.52
Granted	2,777,894	9.11
Vested and issued	(1,980,870)	6.42
Forfeited	(1,022,852)	5.66
Balance, December 31, 2020	6,550,390	$ 6.75
Granted	1,267,270	40.87
Vested and issued	(2,062,212)	7.54
Forfeited	(580,794)	13.84
Balance, December 31, 2021	5,174,654	$13.92

Stock Option Awards

Stock options are granted to directors, officers, certain employees, and consultants with an exercise price equal to the fair market value of common stock on the grant date, and the stock options expire 10 years from the date of grant. These options have time-based restrictions with equal and quarterly graded vesting over a three-year period.

The fair value of the options issued was calculated using a Black-Scholes-Merton option-pricing model with the following assumptions:

	2021	2020	2019
Expected term	5 - 6 years	5 - 6 years	5 - 6.25 years
Expected volatility	68.85% - 86.33%	69.01% - 116.16%	91.04% - 127.93%
Risk-free interest rate	0.44% - 1.33%	0.21% - 1.58%	1.48% - 2.70%
Dividend yield	-%	-%	-%

The following table illustrates the Company’s stock option activity for the following periods, adjusted to give effect to the Stock Split:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance, December 31, 2019	13,550,712	$ 1.45	$ 8.43	5.59
Granted	3,441,772	10.85	0.05	9.55
Exercised	(6,538,628)	1.06	17.91	-
Forfeited	(602,798)	4.30	19.29	-
Balance, December 31, 2020	9,851,058	$ 4.82	$ 53.49	5.95
Granted	495,996	41.82	-	9.47
Exercised	(3,155,170)	1.17	34.97	-
Forfeited	(153,224)	22.79	22.85	-
Balance, December 31, 2021	7,038,660	$ 8.70	$ 25.45	6.26
Exercisable at December 31, 2021	3,878,723	$ 4.84	$ 28.96	4.54
Vested at December 31, 2021	3,878,723	$ 4.84	$ 28.96	4.54

Range of stock option exercise prices at December 31, 2021:
$0.01 - $5.00 (average remaining life - 3.71 years)	6,085,036	$ 5.16
$5.01 - $15.00 (average remaining life - 8.98 years)	506,196	$ 22.76
$15.01 - $30.00 (average remaining life - 9.78 years)	447,428	$ 40.84

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of December 31, 2021, unrecognized compensation cost associated with the Company’s outstanding stock options was $26,699, which is expected to be recognized over a weighted-average period of approximately 1.17 years.

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

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

	Year Ended December 31,
(Shares of Treasury Stock)	2021	2020	2019
Treasury stock:
Balance, beginning of year	2,534,494	925,364	-
Repurchases of common stock	4,217,198	1,609,130	2,743,637
Retirement of treasury stock	-	-	(1,818,273)
Balance, end of year	6,751,692	2,534,494	925,364

11.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on net income (loss) attributable to eXp shareholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options. The Company uses the if-converted method to reflect the potential dilutive effect of a $1.0 million payment obligation relating to the November 2018 acquisition of Virbela, LLC, that was paid in November 2021.

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented, adjusted to give effect to the Stock Split:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to common stock	$ 81,220	$ 31,131	($ 9,528)
Denominator:
Weighted average shares - basic	146,170,871	138,572,358	126,256,407
Dilutive effect of common stock equivalents	11,558,503	12,977,717	-
Weighted average shares - diluted	157,729,374	151,550,075	126,256,407
Earnings (loss) per share:
Earnings per share attributable to common stock- basic	$ 0.56	$ 0.22	($ 0.08)
Earnings per share attributable to common stock- diluted	0.51	0.21	(0.08)

For the years ended December 31, 2021, 2020 and 2019, total outstanding shares of common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 102,880, 283,842, and nil, respectively.

12.       INCOME TAXES

The following table provides the components of income (loss) before provision for income taxes by domestic and foreign subsidiaries:

	Year Ended December 31,
	2021	2020	2019
Domestic	$ 32,804	$ 31,356	($ 9,442)
Foreign	929	47	382
Total	$ 33,733	$ 31,403	($ 9,060)

The components of the provision for (benefit from) income tax expense are as follows:

	Year Ended December 31,
	2021	2020	2019

Current:
Federal	$ -	$ -	$ -
State	456	275	320
Foreign	1,650	466	262
Total current income tax provision	2,106	741	582
Deferred
Federal	(41,599)	23	17
State	(6,574)	24	15
Foreign	(1,420)	(375)	(117)
Total deferred income tax benefit	(49,593)	(328)	(85)
Total provision (benefit) for income taxes	($ 47,487)	$ 413	$ 497

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory tax rate	21.00%	21.00%	21.00%
State taxes	5.22%	6.52%	0.35%
Permanent differences	(0.08)%	(0.09)%	(2.54)%
Research & Development Credit	(4.53)%	-%	-%
Unrecognized tax benefit	-%	(0.19)%	(0.67)%
Share-based compensation	(109.20)%	(42.09)%	11.51%
Sec. 162m compensation limitation	8.12%	4.03%	(1.31)%
Foreign tax rate differential	0.27%	0.01%	(1.68)%
Valuation allowance	(65.54)%	8.99%	(140.59)%
Prior year true up items	2.15%	3.07%	109.08%
Other net	1.86%	0.08%	(0.65)%
Total	(140.73)%	1.33%	(5.50)%

Deferred tax assets and liabilities consist of the following for the periods presented:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforward	$ 38,676	$ 17,628
Research and Development Credit	1,529	-
Temporary differences	1,654	877
Lease liability	269	219
Legal Settlement Accrual	2,591	6
Share-based compensation	8,108	5,575
Total gross deferred tax assets	52,827	24,305
Deferred tax liabilities:
Property and equipment	(1,880)	(1,139)
Intangibles/Goodwill	(496)	(383)
Right of use lease asset	(357)	(214)
Unrealized FX Gain/Loss	(48)	-
Valuation allowance	-	(22,116)
Net deferred tax assets	$ 50,046	$ 453

The Company accounts for deferred taxes under ASC Topic 740 – Income Taxes (“ASC 740”), which requires a reduction of the carrying amount of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2021, based on its assessment of the realizability of its net deferred tax assets, we reached the conclusion that our US federal and State net deferred tax assets more-likely-than-not will be fully realized and therefore we recorded a valuation allowance release of $22.1 million resulting in the recognition of the deferred tax assets and income tax benefit for the period.  The company has provided a valuation allowance as of December 31, 2021 and 2020 of $0 and $22.1 million, respectively.

As December 31, 2021, the Company had federal, state and foreign net operating losses of approximately $153.6 million, $79.1 million, and $7.7 million, respectively. Out of the federal net operating loss, approximately $8.7 million will carry forward for 20 years and can offset 100% of future taxable income; and $144.9 million carries forward indefinitely and can offset 80% of future taxable income. As of December 31, 2021, the Company conducted an IRC Section 382 analysis with respect to its net operating loss carryforward and determined there was an immaterial limitation.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to various foreign countries. As of December 31, 2021, the undistributed earnings of the Company’s foreign subsidiaries could result in withholding taxes of approximately $0.3 million, if repatriated.

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

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits - beginning of year	$ -	$ 54	$ -
Gross increase for tax positions of prior years	325	-	54
Gross decrease for federal tax rate change for tax positions of prior years	-	-	-
Gross increase for tax positions of current year	205	-	-
Settlements	-	(54)	-
Lapse of statute of limitations	-	-	-
Unrecognized tax benefits - end of year	$ 530	$ -	$ 54

The unrecognized tax benefits relate primarily Federal and California research and development credit in 2021 and to state taxes in 2020. As of December 31, 2021, the total amount of unrecognized tax benefits that would affect the Company effective tax rate, if recognized, is $0. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021, the Company accrued interest or penalties related to uncertain tax positions in the amount of $0.

The Company is currently under federal examination for 2019 and no state tax examinations in progress nor has it had any state tax examinations since its inception. Because the Company has net operating loss carryforwards, there are open statues of limitations in which federal taxing authorities may examine the Company's tax returns for all years from December 31, 2011 through the current period. U.S. State Taxing authorities may examine the Company’s tax returns for all years from December 31, 2015 through the current period and foreign tax authorities may examine the Company’s tax returns for all years from December 31, 2019 through the current period.

13.         COMMITMENTS AND CONTINGENCIES

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

On November 19, 2021, the Company agreed to settle a class action lawsuit filed against the Company in 2018 alleging violations under the Telephone Consumer Protection Act. Pursuant to the proposed settlement agreement terms, the Company will grant certain monetary and non-monetary settlements. The Company decided to set aside provisions at the amount of $10,000,000 to cover current estimated settlement fees and costs. The settlement agreement terms remain subject to judicial review and approval.

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

14.        SEGMENT INFORMATION

Historically, management has not made operating decisions and assessed performance based on geographic locations. Rather, the chief operating decision maker makes operating decisions and assesses performance based on the products and services of the identified operating segments. While management does consider real estate and brokerage services, the acquired technology and affiliate and media services provided to be identified operating segments, the profits and losses and assets of the acquired technology and affiliated series are not material.

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represented 99.3% and 99.6% of the total revenue of the Company for the years ended December 31, 2021 and 2020, respectively. The real estate brokerage business represents 99.0% and 98.9% of the total assets of the Company as of December 31, 2021 and 2020, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

In 2021, the Company completed the Showcase and the SUCCESS acquisitions. These are not material to the Company’s total revenue, total net income (loss), or total assets as of December 31, 2021.

The Company primarily operates within the real estate brokerage markets in the United States and Canada. The Company expanded its business into Australia and the United Kingdom in 2019, and into South Africa, India, Mexico, Portugal and France, during 2020 and into Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany in 2021

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the previous two years, the Company expanded operations into the United Kingdom, Australia, South Africa, India, Mexico, Portugal, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany.

The Company continues to expand real estate brokerage services internationally. For the years ended December 31, 2021, 2020 and 2019 approximately 8%, 5% and 2%, respectively, of the Company’s total revenue was generated outside of the U.S. Assets held outside of the U.S. were 8% and 7% as of December 31, 2021 and 2020.

The Company’s technology services and affiliate and media services are currently provided primarily in the U.S.

15.        RELATED PARTY TRANSACTIONS

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

16.       DEFINED CONTRIBUTION SAVINGS PLAN

During 2018, the Company established a defined contribution savings plan to provide eligible employees with a retirement benefit that permits eligible employees the opportunity to actively participate in the process of building a personal retirement fund. The Company sponsors the defined contribution savings plan. In 2019, the Company began matching a portion of contributions made by participating employees. For the years ended December 31, 2021, 2020 and 2019, the Company's costs for contributions to this plan were $3,196, $1,189 and $654, respectively.

11.

17.      SUBSEQUENT EVENTS

Quarterly Cash Dividend

On February 17, 2022, our Board of Directors approved a cash dividend of $0.04 per common share to be paid on March 31, 2022 to shareholders of record on March 11, 2022.The ex-dividend date is March 8, 2022. The dividend will be paid in cash.

17.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company’s management has concluded that our disclosure controls and procedures are effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as follows.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Our independent auditor, Deloitte and Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of eXp World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Francisco, California

February 25, 2022

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

●	Matters to be Voted on – Proposal 1: Election of Directors;
●	Corporate Governance;
●	Executive Officers;
●	Section 16(a) Beneficial Ownership Reporting Compliance;
●	Accounting Matters – Report of Audit Committee; and
●	Certain Relationships and Related Transaction.
Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

●	Matters to be Voted on – Proposal 3: Approval of 2021 Executive Compensation on an Advisory Basis;
●	Corporate Governance – Compensation Committee;
●	Executive Compensation; and
●	Director Compensation.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2021:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,038,660	$ 8.70	18,874,976
Equity compensation plans not approved by security holders	-	-	-
Total	7,038,660	$ 8.70	18,874,976

Other information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

●	Beneficial Ownership of Common Stock.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

●	Corporate Governance – Board of Directors Overview;
●	Corporate Governance – Controlled Company

●	Certain Relationships and Related-Person Transactions; and
●	Corporate Governance – Director Independence.
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

●	Matters to be Voted on – Proposal 2: Ratification of Appointment of Independent Auditor for 2022;
●	Corporate Governance – Audit Committee; and
●	Accounting Matters – Principal Independent Auditor Fees.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See Consolidated Financial Statements in Item 8

(a)	(2) Financial Statements Schedule**
**

All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Appendix A to the Company’s Definitive Information Statement on Schedule 14C filed on October 9, 2018)
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2020)
3.3	Amended and Restated Bylaws (incorporated by reference from Appendix B to the Company’ Definitive Information Statement on Schedule 14C filed on October 9, 2018)
4.1	Description of Securities
10.1	2013 Stock Option Plan (incorporated by reference from Form 8‑K, filed on October 2, 2013)
10.2	eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)
10.3	First Amendment to eXp Realty International Corporation 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on October 6, 2017)
10.4	Second Amendment to eXp World Holdings, Inc 2015 Equity Incentive Plan (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on November 15, 2019)
10.5	eXp Realty International Corporation 2015 Agent Equity Program Enrollment Form (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8‑K filed on April 30, 2015)
10.6	eXp World Holdings, Inc Stock Repurchase Program (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 27, 2018)
10.7	First Amendment, eXp World Holdings, Inc Stock Repurchase Program (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2019)
10.8	Second Amendment to eXp World Holdings, Inc Stock Repurchase Program, Board Resolution approved December 17, 2020
10.9	2020 Independent Contractor Agreement and Agent Equity Enrollment Form (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2020)
13.1	Annual Report on Form 10-K dated March 12, 2020
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

eXp World Holdings, Inc.
(Registrant)

Date: February 25, 2022	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2022	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GLENN SANFORD	Chief Executive Officer and Chairman of the Board	February 25, 2022
Glenn Sanford	(Principal Executive Officer)

/s/ JEFF WHITESIDE	Chief Financial Officer	February 25, 2022
Jeff Whiteside	(Principal Financial Officer)

/s/ KENT CHENG	Global Controller	February 25, 2022
Kent Cheng	(Principal Accounting Officer)

/s/ JAMES BRAMBLE	General Counsel and Corporate Secretary	February 25, 2022
James Bramble

/s/ JASON GESING	Director	February 25, 2022
Jason Gesing

/s/ EUGENE FREDERICK	Director	February 25, 2022
Eugene Frederick

/s/ RANDALL MILES	Director	February 25, 2022
Randall Miles

/s/ DARREN JACKLIN	Director	February 25, 2022
Darren Jacklin

/s/ FELICIA GENTRY	Director	February 25, 2022
Felicia Gentry

/s/ DAN CAHIR	Director	February 25, 2022
Dan Cahir