Form 10-Q
period 2022-03-31
EXP World Holdings, Inc.
filed 2022-05-04
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐    No ☒

There were 150,416,865 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of March 31, 2022.

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

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in “Risk Factors” in Part I, Item 1A, and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 130,092	$ 108,237
Restricted cash	116,939	67,673
Accounts receivable, net of allowance for credit losses of $2,417 and $2,198, respectively	142,963	133,489
Prepaids and other assets	9,348	9,916
TOTAL CURRENT ASSETS	399,342	319,315
Property, plant, and equipment, net	19,024	15,902
Operating lease right-of-use assets	2,387	2,482
Other noncurrent assets	2,510	2,827
Intangible assets, net	7,204	7,528
Deferred tax assets	58,728	52,827
Goodwill	12,945	12,945
TOTAL ASSETS	$ 502,140	$ 413,826

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 7,191	$ 7,158
Customer deposits	116,939	67,673
Accrued expenses	128,741	111,672
Current portion of lease obligation - operating lease	238	311
TOTAL CURRENT LIABILITIES	253,109	186,814
Long-term payable	2,714	2,714
Long-term lease obligation - operating lease, net of current portion	779	765
TOTAL LIABILITIES	256,602	190,293

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 158,300,605 issued and 150,416,865 outstanding in 2022; 155,516,284 issued and 148,764,592 outstanding in 2021	2	1
Additional paid-in capital	450,570	401,479
Treasury stock, at cost: 7,883,740 and 6,751,692 shares held, respectively	(239,965)	(210,009)
Accumulated earnings	33,533	30,510
Accumulated other comprehensive income	229	188
Total eXp World Holdings, Inc. stockholders' equity	244,369	222,169
Equity attributable to noncontrolling interest	1,169	1,364
TOTAL EQUITY	245,538	223,533
TOTAL LIABILITIES AND EQUITY	$ 502,140	$ 413,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenues	$ 1,010,731	$ 583,833
Operating expenses
Commissions and other agent-related costs	927,267	$ 530,347
General and administrative expenses	75,322	46,300
Sales and marketing expenses	3,700	2,257
Total operating expenses	1,006,289	578,904
Operating income	4,442	4,929
Other (income) expense
Other (income) expense, net	410	(134)
Equity in losses of unconsolidated affiliates	317	6
Total other expense, net	727	(128)
Income before income tax expense	3,715	5,057
Income tax (benefit) expense	(5,149)	211
Net income	8,864	4,846
Net income attributable to noncontrolling interest	18	-
Net income attributable to eXp World Holdings, Inc.	$ 8,882	$ 4,846

Earnings per share
Basic	$ 0.06	$ 0.03
Diluted	$ 0.06	$ 0.03
Weighted average shares outstanding
Basic	149,226,166	144,354,991
Diluted	156,842,721	158,722,126

Comprehensive income:
Net income	$ 8,864	$ 4,846
Comprehensive loss attributable to noncontrolling interests	18	-
Net income attributable to eXp World Holdings, Inc.	8,882	4,846
Other comprehensive income:
Foreign currency translation gain, net of tax	41	47
Comprehensive income attributable to eXp World Holdings, Inc.	$ 8,923	$ 4,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Common stock:
Balance, beginning of quarter	$ 1	$ 1
Agent equity stock compensation	1	-
Balance, end of quarter	2	1
Treasury stock:
Balance, beginning of quarter	(210,009)	(37,994)
Repurchases of common stock	(29,956)	(34,009)
Balance, end of quarter	(239,965)	(72,003)
Additional paid-in capital:
Balance, beginning of quarter	401,479	218,491
Shares issued for stock options exercised	498	1,373
Agent growth incentive stock compensation	6,582	4,258
Agent equity stock compensation	38,500	21,402
Stock option compensation	3,511	3,109
Balance, end of quarter	450,570	248,633
Accumulated earnings (deficit):
Balance, beginning of quarter	30,510	(39,161)
Net income	8,882	4,846
Dividends declared and paid	(5,859)	-
Balance, end of quarter	33,533	(34,315)
Accumulated other comprehensive income:
Balance, beginning of quarter	188	247
Foreign currency translation loss	41	47
Balance, end of quarter	229	294
Noncontrolling interest:
Balance, beginning of quarter	1,364	1,003
Net loss	(18)	-
Transactions with noncontrolling interests	(177)	-
Balance, end of quarter	1,169	1,003
Total equity	$ 245,538	$ 143,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$ 8,864	$ 4,846
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	1,616	1,007
Amortization expense - intangible assets	342	303
Loss on dissolution of consolidated affiliates	361	-
Allowance for credit losses on receivables/bad debt on receivables	219	385
Equity in loss of unconsolidated affiliates	317	6
Agent growth incentive stock compensation expense	7,798	5,472
Stock option compensation	3,511	3,109
Agent equity stock compensation expense	38,500	21,402
Deferred income taxes, net	(5,901)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,846)	(11,907)
Prepaids and other assets	496	(459)
Customer deposits	49,266	38,324
Accounts payable	74	1,161
Accrued expenses	15,854	15,420
Long term payable	-	(150)
Other operating activities	36	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	111,507	78,919
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,684)	(2,257)
Acquisition of businesses	-	(1,500)
NET CASH (USED IN) INVESTING ACTIVITIES	(4,684)	(3,757)
FINANCING ACTIVITIES
Repurchase of common stock	(29,956)	(34,009)
Proceeds from exercise of options	498	1,373
Transactions with noncontrolling interests	(426)	-
Dividends declared and paid	(5,859)	-
NET CASH USED IN FINANCING ACTIVITIES	(35,743)	(32,636)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	41	47
Net change in cash, cash equivalents and restricted cash	71,121	42,573
Cash, cash equivalents and restricted cash, beginning balance	175,910	127,924
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 247,031	$ 170,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 483	$ 3
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	246	141

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (“eXp,” or, collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) owns and operates a cloud-based real estate brokerage and a technology platform business that enables a variety of businesses to operate remotely. Our real estate brokerage is now one of the largest and fastest-growing real estate brokerage companies in the United States and is rapidly expanding internationally. Our technology platform business develops and uses immersive technologies that enable and support virtual workplaces. This unique enabling platform helps businesses increase their effectiveness and reduce costs from operating in traditional “brick and mortar” office spaces. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States, most of the Canadian provinces, the United Kingdom (U.K.), Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, Greece, and the Dominican Republic.

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022 (“2021 Annual Report”).

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

When necessary, the Company will reclassify certain amounts in prior-period financial statements to conform to the current period’s presentation. No reclassifications occurred during the current period.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, December 31, 2020	$ 100,143	$ 27,781	$ 127,924
Net activity	4,249	38,324	42,573
Balance, March 31, 2021	$ 104,392	$ 66,105	$ 170,497
Balance, December 31, 2021	$ 108,237	$ 67,673	$ 175,910
Net activity	21,855	49,266	71,121
Balance, March 31, 2022	$ 130,092	$ 116,939	$ 247,031

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-08 – Business Combinations (Topic 805) (“ASU 2021-08”). ASU 2021-08 addresses diversity and inconsistencies related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company has reviewed the amendments of ASU 2021-08 and will apply the guidance upon its effective date should the Company have future business combinations.

3.	EXPECTED CREDIT LOSSES

The Company is exposed to credit losses primarily through trade and other financing receivables arising from revenue transactions. The Company uses the aging schedule method to estimate current expected credit losses (“CECL”) based on days of delinquency, including information about past events and current economic conditions. The Company’s accounts receivable is separated into three categories to evaluate allowance under the CECL impairment model. The receivables in each category share similar risk characteristics. The three categories include agent non-commission based fees, agent short-term advances, and commissions receivable for real estate property settlements. As of the first quarter of 2022, the Company provided an allowance for potential credit losses of real estate transactions.

The Company analyzed uncollectible accounts for the three categories of receivables. Receivables from real estate property settlements totaled $138,187 and $128,499 of which the Company recognized expected credit losses of $904 and nil, respectively as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021 agent non-commission based fees receivable and short-term advances totaled $7,193 and $7,188, of which the Company recognized expected credit losses of $1,513 and $2,198, respectively.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

Changes in the allowance were not material for the three months ended March 31, 2022 and the year ended December 31, 2021.

4.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Computer hardware and software	$ 24,519	$ 20,824
Furniture, fixture, and equipment	26	26
Total depreciable property and equipment	24,545	20,850
Less: accumulated depreciation	(13,328)	(11,711)
Depreciable property, net	11,217	9,139
Assets under development	7,807	6,763
Property, plant, and equipment, net	$ 19,024	$ 15,902

For the three months ended March 31, 2022 and 2021, depreciation expense was $1,616 and $1,007, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $12,945 and $12,945 as of March 31, 2022 and December 31, 2021. The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three months ended March 31, 2022, no events occurred that indicated it was more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	March 31, 2022			December 31, 2021
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 2,868	($ 625)	$ 2,243	$ 2,868	($ 554)	$ 2,314
Existing technology	1,863	(1,306)	557	1,846	(1,102)	744
Non-competition agreements	125	(125)	0	125	(125)	-
Customer relationships	1,895	(409)	1,486	1,895	(361)	1,534
Licensing agreement	210	(128)	82	210	(110)	100
Intellectual property	2,836	-	2,836	2,836	-	2,836
Total intangible assets	$ 9,797	($ 2,593)	$ 7,204	$ 9,780	($ 2,252)	$ 7,528

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended March 31, 2022 and 2021 was $342 and $303, respectively. The Company has no indefinite-lived assets.

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

Included below is other information regarding leases for the periods presented:

	Three Months Ended March 31,
	2022	2021
Other information
Operating lease expense	$ 109	$ 96
Short-term lease expense	22	96
Cash paid for operating leases	71	16
Weighted-average remaining lease term (years) – operating leases (1)	7.1	3.8
Weighted-average discount rate – operating leases	5.048%	4.481%
(1)	The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

As of March 31, 2022, expirations of lease obligations by fiscal year were as follows:

Period Ending December 31,
Remaining 2022	$ 201
2023	163
2024	90
2025	90
2026	90
2027 and thereafter	405
Total lease payments	1,039
Less: interest	(22)
Total operating lease liabilities	$ 1,017

7.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended March 31,
(Shares of Common Stock)	2022	2021
Common stock:
Balance, beginning of quarter	155,516,284	146,677,786
Shares issued for stock options exercised	723,194	547,776
Agent growth incentive stock compensation	510,672	285,122
Agent equity stock compensation	1,550,455	424,084
Balance, end of quarter	158,300,605	147,934,768

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

During the three months ended March 31, 2022 and 2021, the Company issued 1,550,455 and 424,084 shares of common stock, respectively, to agents and brokers with a value of $38,500 and $21,402, respectively, inclusive of discount.

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

For the three months ended March 31, 2022, the Company’s stock compensation attributable to the Agent Growth Incentive Program was $7,798 of which the total amount of stock compensation attributable to liability classified awards was $1,906. Stock compensation expense related to the Agent Growth Incentive Program is included in general and administrative expense in the condensed consolidated statements of comprehensive income.

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Balance, December 31, 2020	$2,093
Stock grant liability increase year to date	1,221
Balance, March 31, 2021	$ 3,314

Amount
Stock grant liability increase at December 31, 2021	$4,341
Stock grant liability increase year to date	1,906
Stock grants reclassified from liability to equity year to date	(691)
Balance, March 31, 2022	$ 5,556

Stock Option Awards

During the three months ended March 31, 2022, and 2021, the Company granted 484,378 and 127,265 stock options, respectively, to employees with an estimated grant date fair value of $26.04 and $26.01 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

	Three Months Ended March 31,
(Shares of Treasury Stock)	2022	2021
Treasury stock:
Balance, beginning of quarter	6,751,692	2,534,494
Repurchases of common stock	1,132,048	500,910
Balance, end of quarter	7,883,740	3,035,404

8.EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to common stock	$ 8,882	$ 4,846
Denominator:
Weighted average shares - basic	149,226,166	144,354,991
Dilutive effect of common stock equivalents	7,616,555	14,367,135
Weighted average shares - diluted	156,842,721	158,722,126
Earnings per share:
Earnings per share attributable to common stock- basic	$ 0.06	$ 0.03
Earnings per share attributable to common stock- diluted	0.06	0.03

For the three months ended March 31, 2022 and 2021 total outstanding shares of common stock excluded 392,483 and 6,506 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

9.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. Our provision for (benefit from) income taxes amounted to ($5.15) million and $0.21 million for the three months ended March 31, 2022 and 2021, respectively, which represented effective tax rates of negative 137.97% and positive 4.17%, respectively. The increase in income tax benefit was primarily attributable to the deductible stock-based compensation windfalls

10.FAIR VALUE MEASUREMENT

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

As of March 31, 2022 and December 31, 2021, the fair value of the Company’s money market funds was $43,387 and $43,386, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the period presented.

11.COMMITMENTS AND CONTINGENCIES

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

On November 19, 2021, the Company agreed to settle a class action lawsuit filed against the Company in 2018 alleging violations under the Telephone Consumer Protection Act. Pursuant to the proposed settlement agreement terms, the Company will grant certain monetary and non-monetary settlements. The Company decided to set aside provisions at the amount of $10.0 million to cover current estimated settlement fees and costs. The settlement agreement terms remain subject to judicial review and approval.

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

In March and April 2022, an indirect subsidiary and unconsolidated joint venture of the Company, SUCCESS Lending, entered into Mortgage Warehouse Agreements and related ancillary agreements (the “Credit Agreements”) with Flagstar Bank FSB and Texas Capital Bank, which each provide SUCCESS Lending with a revolving warehouse credit line of up to $25 million. It is customary for mortgage businesses like SUCCESS Lending to obtain warehouse credit lines in order to enable them to close and fund residential mortgage loans for subsequent sale to investors. SUCCESS Lending will use the borrowing capacity under the Credit Agreements exclusively for such purposes and borrowings will generally be repaid with the proceeds received from the sale of mortgage loans.

In connection with the Credit Agreements, the Company has entered into Capital Maintenance Agreements with each of Flagstar Bank FSB and Texas Capital Bank whereby the Company agrees to provide certain funds necessary to ensure that SUCCESS Lending is at all times in compliance with its financial covenants under the Credit Agreements. The Company’s capital commitment liability under the Capital Maintenance Agreement with Flagstar Bank FSB is limited to $2.0 million. The Company’s capital commitment liability under the Capital Maintenance Agreement with Texas Capital Bank is limited to $1.25 million. The Credit Agreements represent off-balance sheet arrangements for the Company.

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

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represents 99.2% and 99.3% of the total revenue of the Company for the three months ended March 31, 2022 and 2021, respectively. The real estate brokerage business represents 99.1% and 99.0% of the total assets of the Company as of March 31, 2022 and December 31, 2021, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through First Cloud and Silverline are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total net income or total assets as of March 31, 2022 and 2021, respectively.

The Company aggregates the identified operating segments for reporting purposes and has one reportable segment.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the previous two years, the Company expanded operations into the United Kingdom, Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, Greece, and the Dominican Republic.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities. For the three months ended March 31, 2022 and 2021, approximately 8% and 7%, respectively, of the Company’s total revenue was generated outside of the U.S. Assets held outside of the U.S. were 11% and 8% as of March 31, 2022 and December 31, 2021

The Company’s technology services and affiliated services are currently provided primarily in the U.S.

13.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On April 29, 2022, the Company’s Board of Directors declared a dividend of $0.04 per share which is expected to be payable on May 31, 2022, to stockholders of record as of the close of business on May 31, 2022. The ex-dividend date is expected to be May 13, 2022. The dividend will be paid in cash.

Repurchase Plan Amendment

On May 3, 2022, the Board authorized an increase to the Company’s stock repurchase program from $400 million of its common stock up to $500 million and approved a form of amendment to its Issuer Repurchase Plan, dated January 10, 2022, by and between the Company and Stephens Inc., to increase monthly repurchases from $10 million of its common stock per month up to $20 million which amendment is expected to be signed May 6, 2022.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Item 1 A. – Risk Factors” in our 2021 Annual Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

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

Throughout 2021, and during the first quarter of 2022, we continued to make progress in achieving our strategic goals, including an 55% increase in our agent count, going from 50,333 agents as of March 31, 2021 to 78,196 agents as of March 31, 2022. The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

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

For the period ended March 31, 2022, the effects of the COVID-19 pandemic on business worldwide lessened, however the full magnitude and duration of the impact from COVID-19 are not fully known and cannot be reasonably estimated as the global economy continues to recover and adapt. The impact to the Company for the period ended March 31, 2022 has been minimal to date. We believe that once COVID-19 is further contained, the economy will continue to rebound depending on the continued pace, rate, and effectiveness of lifting public health restrictions on businesses and individuals and how quickly people become comfortable engaging in public activities.

According to the National Association of Realtors (“NAR”), as of 2021, the housing market is the strongest it has been in 15 years, however as of the first quarter of 2022, activity in the housing market has slowed. Due to a rise in interest rates and home prices, the demand has begun to decrease. According to the NAR housing statistics, existing home sales, adjusted for seasonality, decreased in the first quarter of 2022, while the average home sale price increased to $387.1 (preliminary). As of March 31, 2022, housing inventory continued to decline to 0.95 million and a 2.0-month supply, which are both historic lows. The NAR reported that pending home sales fell 4.1% for the fourth consecutive month, indicating a slowing in contract activity, mostly impacted by inventory levels and rising interest rates. The pending home sales index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos.

The Company is positioned to grow in light of a series of fluctuations in economic activity. The Company continued its growth trajectory through the first quarter of 2022 with a year-over-year increase in revenue of 73% and an increase in agent count of 55%. However, the Company continues to monitor the overall economic climate, specifically in key areas of operations, affecting the real estate market through the end of 2022.

Regardless of whether the housing market continues to grow or slows, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive in a series of fluctuations in economic activity.

National Housing Inventory

Throughout 2021 and into 2022, increased demand and low mortgage interest rates caused inventory levels to decline to record lows. With continued overall uncertainty of the overall economy, fewer individuals are listing their homes. Additionally, construction of new homes has slowed due to increased costs of raw materials, tight labor market, and delays in the supply chains as the global economy continues to recover. Due to these factors, and others, year-over-year inventory has decreased further. According to NAR, inventory of existing homes for sale in the U.S. was 0.95 million as of March 2022 (preliminary) compared to 1.05 million at the end of March 2021. NAR indicated the need for new home construction due to the high demand of homes and the record-low inventory levels.

Mortgage Interest Rates

According to NAR, mortgage interest rates on commitments for 30-year, conventional, fixed-rate mortgages averaged 3.8% for the first quarter of 2022 compared to 2.9% for the first quarter of 2021. Mortgage rates are forecasted to increase to 4.9% throughout 2022, with an expected increase in interest rates in 2023 to 5.4%. Increases in mortgage rates are expected to contribute to a decline in demand for homebuying.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 135.4 for February 2022 (preliminary) from 170.4 for February 2021. The housing affordability index continues to be at favorable levels. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The favorable housing affordability index is due to favorable mortgage rate conditions. However, the steady year-over-year decline is attributable to the increase in the average home price due to low inventory levels driving up demand.

Home Sales Transactions

According to NAR, seasonally adjusted existing home sale transactions decreased to 5.8 million 2022 (preliminary) compared to 6.0 million for 2021. NAR anticipates transactions to continue with current pace; however, due to low inventory levels, current transaction volume may not be sustainable.

According to NAR, the nationwide existing home sales median price for March 2022 (preliminary) was $375.3 compared to $326.3 in March 2021. Due to low supply and high demand, the average sale price is expected to continue to increase through the remainder of 2022.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review:

	Three Months Ended March 31,
	2022	2021

	(in thousands, except transactions and agent count)
Performance:
Agent count	78,196	50,333
Transactions	114,305	73,878
Volume	$ 41,379,500	$ 24,507,856
Revenue	$ 1,010,731	$ 583,833
Gross profit	83,464	53,486
Gross margin (%)	8.3%	9.2%
Adjusted EBITDA(1)	17,709	14,820

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

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

We continue to increase our agents and brokers significantly in the United States and Canada through the execution of our growth strategies. During 2020 and 2021, we expanded operations to the South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. In 2022, the Company has expanded into Greece and the Dominican Republic. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including macroeconomic factors affecting the real estate industry in general. With the favorable economic outlook and our unique business model, we anticipate to continuously grow for the remainder of the year.

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

Gross profit is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales. Gross margin is the calculation of gross profit as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross profit is based on the information provided in our results of operations or our consolidated statements of comprehensive income, and is an important measure of our potential profitability and brokerage performance. For the three months ended March 31, 2022 and 2021, gross profit was $83.5 million, and $53.5 million, respectively. The gross profit increased year-over-year due to significant growth of real estate transaction volumes. For the three months ended March 31, 2022, and 2021, gross margin was 8.3% and 9.2%, respectively. Gross margin decreased year-over-year primarily due to rising home prices and increased demand which resulted in agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA has grown significantly for the three months ended March 31, 2022 and 2021 due to our revenue growth and improved leverage of our cost structure.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Expansion of Our Real Estate Cloud Brokerage

In 2020, the Company continued its international expansion into France, India, Mexico, Portugal and South Africa. Throughout 2021, the Company initiated operations in Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. During the first quarter of 2022 we have commenced operations in Greece and the Dominican Republic. The Company continues to pursue growth opportunities into new global markets. In addition to the international expansion, the Company continues to also focus on growth in the United States and in Canada.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents’ and employees’ experiences. In doing so, we have adopted many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. An NPS above 50 is considered excellent. The Company’s agent NPS was 71 in the first quarter of 2022. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

The NPS measure is an important vehicle for delivering on our core value of transparency. While we strive for high satisfaction, it is equally important to investigate a low or unfavorable trending of NPS. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

Agent Ownership

The Company maintains an equity incentive program whereby agents and brokers of eXp Realty can become eligible to receive awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under our equity incentive program, agents and brokers who qualify may be issued awards of shares of the Company’s common stock, and it continues to be another element in creating a culture of agent-ownership.

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

Affiliate and Media Services

Acquisitions and partnerships have allowed us to begin offering to customers more products and services complementary to our real estate brokerage business. These affiliate and media services include mortgage origination, title, escrow, and settlement services, which we can now provide as a more inclusive offering in addition to our brokerage services. We anticipate continued growth and investment in these service offerings through 2022; however, actual performance will depend largely on utilization by eXp and non eXp Realty agents.

In July of 2021, the Company formed SUCCESS Lending, LLC (“SUCCESS Lending”) a residential lending joint venture with Kind Partners, LLC, a subsidiary of Kind Lending, LLC. With the formation of SUCCESS Lending, the Company intends to provide more enhanced mortgage services and products to customers.

Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	Three Months Ended	% of	Three Months Ended	% of	Change 2022 vs. 2021
	March 31, 2022	Revenue	March 31, 2021	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,010,731	100%	$ 583,833	100%	$ 426,898	73%
Operating expenses
Commissions and other agent-related costs	927,267	92%	530,347	91%	396,920	75%
General and administrative expenses	75,322	7%	46,300	8%	29,022	63%
Sales and marketing expenses	3,700	-%	2,257	-%	1,443	64%
Total operating expenses	1,006,289	100%	578,904	99%	427,385	74%
Operating income	4,442	-%	4,929	1%	(487)	(10)%
Other (income) expense
Other (income) expense, net	410	-%	(134)	-%	544	(406)%
Equity in losses of unconsolidated affiliates	317	-%	6	-%	311	5183%
Other (income) expense, net	727	-%	(128)	-%	855	(668)%
Income before income tax expense	3,715	-%	5,057	1%	(1,342)	(27)%
Income tax (benefit) expense	(5,149)	(1)%	211	-%	(5,360)	(2,540)%
Net income	8,864	1%	4,846	1%	4,018	83%
Add back: Net loss attributable to noncontrolling interest	18	-%	-	-%	18	-%
Net income attributable to eXp World Holdings, Inc.	8,882	1%	4,846	1%	4,036	83%
Adjusted EBITDA(1)	$ 17,709	2%	$ 14,820	3%	$ 2,889	19%
Earnings per share
Basic	$ 0.06		$ 0.03		$ 0.03	100%
Diluted	$ 0.06		$ 0.03		$ 0.03	100%
Weighted average shares outstanding
Basic	149,226,166		144,354,991
Diluted	156,842,721		158,722,126
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $1.0 billion for the three months ended March 31, 2022 compared to $583.8 million for the same period in 2021, an increase of $426.9 million, or 73%. Total revenues increased for the first quarter of 2022 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count, closed transactions and rising home price compared to the same period in 2021.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $927.3 million for the three months ended March 31, 2022 compared to $530.3 million for the same period in 2021, an increase of $396.9 million, or 75%. Commissions and other agent related costs increased as a result of an increase in our agent count and closed transactions compared to the same period in 2021. Rising home prices and increased demand also contributed to agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission.

General and Administrative Expense

General and administrative expenses were $75.3 million for the three months ended March 31, 2022 compared to $46.3 million for the same period in 2021, an increase of $29.0 million or 63%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $18.2 million in compensation and personnel related expenses including salaries, employee benefits, and payroll taxes and payroll processing fees, an increase of $2.6 million in computer and software expenses, and an increase of $2.7 million in stock compensation expense. These increased costs are a result of the Company’s growth in agent count and real estate transaction volumes, and the investment of employee and technology in supporting the growth in 2022.

Sales and Marketing

Sales and marketing expenses increased to $3.7 million for the three months ended March 31, 2022 compared to $2.3 million the same period in 2021. This is due to an increase of $1.4 million in advertising as we continue to expand our real estate operations and software services.

Other Expense (Income)

There were no significant changes in other expense for the three months ended March 31, 2022 compared to the same period in 2021.

Income Tax Benefit (Expense)

The Company’s provision for (benefit from) income taxes amounted to ($5.15) million and $0.21 million for the three months ended March 31, 2022 and 2021, respectively, which represented effective tax rates of negative 137.97% and positive 4.17%, respectively. The increase in income tax benefit was primarily attributable to the deductible stock-based compensation windfalls.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
Net income	$ 8,864	$ 4,846
Other (income) expense, net	727	(128)
Income tax (benefit) expense	(5,149)	211
Depreciation and amortization (1)	1,958	1,310
Stock compensation expense (2)	7,798	5,472
Stock option expense	3,511	3,109
Adjusted EBITDA	$ 17,709	$ 14,820
(1)	Amortization of stock liability is included in the “Other expense (income)” line item.
(2)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund our operations and capital expenditures, repurchase our common stock, and meet obligations as they become due. At present, our cash and cash equivalents balances and cash flows from operations have strengthened primarily due to transaction volume growth and improved cost leverage over the prior five years, attributable to the expansion of our independent agent and broker network and, to a lesser extent, increased average prices of home sales.

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. Our current capital deployment strategy for 2022 is to utilize excess cash on hand to support our growth initiatives into select markets and enhance our technology platforms and for repurchases of our common stock. As of March 31, 2022, the Company is party to off-balance sheet arrangements, see Note 11 – Commitments and Contingencies for details of these arrangements. In addition, the Company has no known material cash requirements as of March 31, 2022, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions). For information regarding the Company’s expected cash requirement related to leases, see Note 6 – Leases to the condensed consolidated financial statements.

For information regarding the Company’s expected cash requirement related to settlement costs, see Note 11 – Commitments and Contingencies.

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Current assets	$ 399,342	$ 319,315
Current liabilities	(253,109)	(186,814)
Net working capital	$ 146,233	$ 132,501

For the three months ended March 31, 2022, net working capital increased to $146.2 million, or 10%, compared to December 31, 2021 primarily due to an increase in agent and commission receivables directly related to the increase in revenue.

Cash Flows

The following table presents our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash provided by operating activities	$ 111,507	$ 78,919
Cash used in investment activities	(4,684)	(3,757)
Cash used in financing activities	(35,743)	(32,636)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	41	47
Net change in cash, cash equivalents and restricted cash	$ 71,121	$ 42,573

For the three months ended March 31, 2022, cash provided by operating activities increased $32.6 million compared to the same period in 2021. The change resulted primarily from the increased real estate transactions volume, increase in customer deposits, and higher participation by our agents and brokers in our agent stock compensation programs.

For the three months ended March 31, 2022, cash used in our investing activities increased due to higher capital expenditures.

For the three months ended March 31, 2022, the increase in cash flows used in financing activities primarily were related to repurchases of our common stock and payment of cash dividend, partially offset by proceeds received from the exercise of stock options.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, which provides a description of our critical accounting policies. There were no changes to critical accounting policies or estimates as reflected in our 2021 Annual Report. For additional information regarding our critical accounting policies and estimates, see the Critical Accounting Policies and Estimates section of MD&A included in our 2021 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposures to market risk since December 31, 2021. For details on the Company's interest rate and foreign currency exchange, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2021 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as the principal financial officer), to allow timely decisions regarding required disclosures.

As of March 31, 2022, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

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

Item 1A.	RISK FACTORS

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown, including but not limited to those detailed in Part I, Item 1A of the 2021 Annual Report under the heading “Risk Factors”.  Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except as set forth below, there have been no material changes to the Company’s risk factors since the 2021 Annual Report.

Risks Related to our Business and Operations

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

Additionally, SUCCESS Lending is reliant on a third-party relationship with (i) Texas Capital Bank and (ii) Flagstar Bank FSB which each provide a consumer warehouse credit facility to SUCCESS Lending. If SUCCESS Lending is unable to maintain its relationship with either Texas Capital Bank or Flagstar Bank FSB, we would need to implement a substantially similar arrangement with another issuing bank or curtail SUCCESS Lending’s operations. We could in the future have disagreements or disputes with either Texas Capital Bank or Flagstar Bank FSB, which could negatively impact or threaten our relationship.

Additionally, SUCCESS Lending relies on third-party sources, including credit bureaus, for credit, identification, employment and other relevant information in order to review and select qualified borrowers. If this information becomes unavailable, becomes more expensive to access or is incorrect, our business may be harmed.

SUCCESS Lending requires substantial liquidity made available through warehouse credit facilities in order to fund mortgage loans, which debt obligations are guaranteed and may need to be repaid by eXp.

SUCCESS Lending funds substantially all of the mortgage loans it closes through borrowings under its revolving warehouse credit facilities and funds generated by its operations. As of the date hereof, SUCCESS Lending has a warehouse credit facility with Flagstar Bank FSB and Texas Capital Bank which together provide SUCCESS Lending with an aggregate maximum principal amount with up to $50 million in loan origination credit (the “Credit Facilities”). It is customary for mortgage businesses like SUCCESS Lending to obtain warehouse credit lines in order to enable them to close and fund residential mortgage loans for subsequent sale to investors. SUCCESS Lending will use the borrowing capacity under the Credit Facilities exclusively for such purposes and borrowings will generally be repaid with the proceeds received from the sale of mortgage loans.

In connection with the Credit Facilities, the Company has entered into Capital Maintenance Agreements with each of Flagstar Bank FSB and Texas Capital Bank whereby the Company agrees to provide certain funds necessary to ensure that SUCCESS Lending is at all times in compliance with its financial covenants under the Credit Facilities. The Company’s capital commitment liability under the Capital Maintenance Agreement with Flagstar Bank FSB is limited to $2.0 million. The Company’s capital commitment liability under the Capital Maintenance Agreement with Texas Capital Bank is limited to $1.25 million. The Credit Agreements represent off-balance sheet arrangements for the Company.

We do not have sole control of SUCCESS Lending and losses and liabilities of SUCCESS Lending may require us to contribute additional capital and result in losses that could adversely affect our financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/1/2022 - 1/31/2022	350,920	$ 27.81	350,920	$ 198,368,431
2/1/2022 - 2/28/2022	364,855	27.43	364,855	188,382,016
3/1/2022 - 3/31/2022	416,273	24.00	416,273	178,394,784
Total	1,132,048	$ 26.41	1,132,048

(1)	The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and to increase the authorization for the stock repurchase program from $25.0 million to $75.0 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020 and subsequently reinstated it in June 2020 with a maximum authorization of $75.0 million. In December 2020, the Board approved an increase to the total amount of its buyback program from $75.0 million to $400.0 million. The stock repurchase program is more fully disclosed in Note 7 – Stockholders’ Equity to the condensed consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Exhibit
Number	Description
3.1	Restated Certificate of Incorporation
3.2	Restated Bylaws
10.1	Master Repurchase Agreement, dated March 29, 2022, by and among SUCCESS Lending, LLC, Flagstar Bank FSB, and Buyers
10.2	Mortgage Warehouse Agreement, effective April 8, 2022, by and between SUCCESS Lending, LLC and Texas Capital Bank
10.3

Issuer Repurchase Plan, dated January 10, 2022, by and between eXp World Holdings Inc. and Stephens Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2022)

10.4	First Amendment to eXp World Holdings, Inc. Stock Repurchase Program (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2022)
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

May 4, 2022	eXp World Holdings, Inc.
(Registrant)

/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)