Form 10-Q
period 2022-06-30
EXP World Holdings, Inc.
filed 2022-08-03
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 001-38493

EXP WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2219 Rimland Drive, Suite 301, Bellingham, WA	98226
(Address of principal executive offices)	(Zip Code)
(360) 685-4206
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Trading Symbol)	(Name of each exchange on which registered)
Common Stock, $0.00001 par value per share	EXPI	NASDAQ

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

Yes ☐    No ☒

There were 151,798,879 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of June 30, 2022.

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

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 134,898	$ 108,237
Restricted cash	105,883	67,673
Accounts receivable, net of allowance for credit losses of $2,806 and $2,198, respectively	154,997	133,489
Prepaids and other assets	7,822	9,916
TOTAL CURRENT ASSETS	403,600	319,315
Property, plant, and equipment, net	19,906	15,902
Operating lease right-of-use assets	2,265	2,482
Other noncurrent assets	1,943	2,827
Intangible assets, net	7,071	7,528
Deferred tax assets	59,719	52,827
Goodwill	12,945	12,945
TOTAL ASSETS	$ 507,449	$ 413,826

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 5,971	$ 7,158
Customer deposits	93,566	67,673
Accrued expenses	147,393	111,672
Current portion of lease obligation - operating lease	213	311
TOTAL CURRENT LIABILITIES	247,143	186,814
Long-term payable	2,714	2,714
Long-term lease obligation - operating lease, net of current portion	720	765
TOTAL LIABILITIES	250,577	190,293

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 163,286,570 issued and 151,798,879 outstanding in 2022; 155,516,284 issued and 148,764,592 outstanding in 2021	2	1
Additional paid-in capital	509,476	401,479
Treasury stock, at cost: 11,487,691 and 6,751,692 shares held, respectively	(289,829)	(210,009)
Accumulated earnings	37,007	30,510
Accumulated other comprehensive income (loss)	(953)	188
Total eXp World Holdings, Inc. stockholders' equity	255,703	222,169
Equity attributable to noncontrolling interest	1,169	1,364
TOTAL EQUITY	256,872	223,533
TOTAL LIABILITIES AND EQUITY	$ 507,449	$ 413,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$ 1,415,060	$ 999,887	$ 2,425,791	$ 1,583,720
Operating expenses
Commissions and other agent-related costs	1,307,810	$ 919,970	2,235,077	$ 1,450,317
General and administrative expenses	91,391	60,721	166,713	107,021
Sales and marketing expenses	4,210	2,683	7,910	4,940
Total operating expenses	1,403,411	983,374	2,409,700	1,562,278
Operating income	11,649	16,513	16,091	21,442
Other (income) expense
Other (income) expense, net	62	54	472	(80)
Equity in losses of unconsolidated affiliates	567	1	884	7
Total other (income) expense, net	629	55	1,356	(73)
Income before income tax expense	11,020	16,458	14,735	21,515
Income tax (benefit) expense	1,661	(20,585)	(3,488)	(20,374)
Net income	9,359	37,043	18,223	41,889
Net income attributable to noncontrolling interest	-	7	18	7
Net income attributable to eXp World Holdings, Inc.	$ 9,359	$ 37,050	$ 18,241	$ 41,896

Earnings per share
Basic	$ 0.06	$ 0.25	$ 0.12	$ 0.29
Diluted	$ 0.06	$ 0.24	$ 0.12	$ 0.27
Weighted average shares outstanding
Basic	150,783,418	145,584,495	150,049,170	144,973,139
Diluted	155,816,038	157,288,672	156,579,590	158,096,735

Comprehensive income:
Net income	$ 9,359	$ 37,043	$ 18,223	$ 41,889
Comprehensive loss attributable to noncontrolling interests	-	7	18	7
Net income attributable to eXp World Holdings, Inc.	9,359	37,050	18,241	41,896
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	(1,182)	24	(1,141)	71
Comprehensive income attributable to eXp World Holdings, Inc.	$ 8,177	$ 37,074	$ 17,100	$ 41,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock:
Balance, beginning of period	$ 2	$ 1	$ 1	$ 1
Agent equity stock compensation	-	-	1	-
Balance, end of period	2	1	2	1
Treasury stock:
Balance, beginning of period	(239,965)	(72,003)	(210,009)	(37,994)
Repurchases of common stock	(49,864)	(54,903)	(79,820)	(88,912)
Balance, end of period	(289,829)	(126,906)	(289,829)	(126,906)
Additional paid-in capital:
Balance, beginning of period	450,570	248,634	401,479	218,492
Shares issued for stock options exercised	280	384	778	1,757
Agent growth incentive stock compensation	6,685	4,438	13,268	8,694
Agent equity stock compensation	48,335	38,451	86,835	59,853
Stock option compensation	3,606	3,128	7,116	6,239
Balance, end of period	509,476	295,035	509,476	295,035
Accumulated earnings (deficit):
Balance, beginning of period	33,533	(34,316)	30,510	(39,162)
Net income	9,359	37,050	18,241	41,896
Dividends declared and paid	(5,885)	-	(11,744)	-
Balance, end of period	37,007	2,734	37,007	2,734
Accumulated other comprehensive income (loss):
Balance, beginning of period	229	294	188	247
Foreign currency translation gain (loss)	(1,182)	24	(1,141)	71
Balance, end of period	(953)	318	(953)	318
Noncontrolling interest:
Balance, beginning of period	1,169	1,003	1,364	1,003
Net loss	-	(7)	(18)	(7)
Transactions with noncontrolling interests	-	19	(177)	19
Balance, end of period	1,169	1,015	1,169	1,015
Total equity	$ 256,872	$ 172,197	$ 256,872	$ 172,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$ 18,223	$ 41,889
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	3,570	2,196
Amortization expense - intangible assets	817	621
Loss on dissolution of consolidated affiliates	361	-
Allowance for credit losses on receivables/bad debt on receivables	608	(208)
Equity in loss of unconsolidated affiliates	884	7
Agent growth incentive stock compensation expense	17,028	11,312
Stock option compensation	7,121	6,239
Agent equity stock compensation expense	86,835	59,853
Deferred income taxes, net	(6,892)	(15,329)
Changes in operating assets and liabilities:
Accounts receivable	(22,269)	(57,095)
Prepaids and other assets	2,236	(4,466)
Customer deposits	25,893	65,981
Accounts payable	(1,152)	2,354
Accrued expenses	31,961	54,231
Long term payable	-	(160)
Other operating activities	74	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	165,298	167,425
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,077)	(5,609)
Acquisition of businesses	-	(1,500)
NET CASH USED IN INVESTING ACTIVITIES	(8,077)	(7,109)
FINANCING ACTIVITIES
Repurchase of common stock	(79,820)	(88,912)
Proceeds from exercise of options	780	1,757
Transactions with noncontrolling interests	(425)	19
Dividends declared and paid	(11,744)	-
NET CASH USED IN FINANCING ACTIVITIES	(91,209)	(87,136)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1,141)	71
Net change in cash, cash equivalents and restricted cash	64,871	73,251
Cash, cash equivalents and restricted cash, beginning balance	175,910	127,924
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 240,781	$ 201,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 2,444	$ 702
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease liabilities	$ -	$ 120
Property, plant and equipment purchases in accounts payable	246	7

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (“eXp,” or, collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) owns and operates a cloud-based real estate brokerage and a technology platform business that enables a variety of businesses to operate remotely. Our real estate brokerage is now one of the largest and fastest-growing real estate brokerage companies in the United States and is rapidly expanding internationally. Our technology platform business develops and uses immersive technologies that enable and support virtual workplaces. This unique enabling platform helps businesses increase their effectiveness and reduce costs from operating in traditional “brick and mortar” office spaces. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States, most of the Canadian provinces, the United Kingdom (U.K.), Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, The Dominican Republic, Greece, and New Zealand.

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Restricted cash

Restricted cash consists of cash held in escrow by the Company on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released. Once the cash transfers from escrow, the Company reduces the respective customers’ deposit liability. Restricted cash also includes cash held in escrow for acquisitions.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	Cash and cash equivalents	Restricted cash	Total
Balance, December 31, 2020	$ 100,143	$ 27,781	$ 127,924
Balance, June 30, 2021	$ 107,413	$ 93,762	$ 201,175
Balance, December 31, 2021	$ 108,237	$ 67,673	$ 175,910
Balance, June 30, 2022	$ 134,898	$ 105,883	$ 240,781

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

The Company analyzed uncollectible accounts for the three categories of receivables. Receivables from real estate property settlements totaled $147,824 and $128,499 of which the Company recognized expected credit losses of $904 and nil, respectively as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021 agent non-commission based fees receivable and short-term advances totaled $9,979 and $7,188, of which the Company recognized expected credit losses of $1,902 and $2,198, respectively.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

Changes in the allowance were not material for the six months ended June 30, 2022 and the year ended December 31, 2021.

4.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Computer hardware and software	$ 30,200	$ 20,824
Furniture, fixture, and equipment	26	26
Total depreciable property and equipment	30,226	20,850
Less: accumulated depreciation	(15,270)	(11,711)
Depreciable property, net	14,956	9,139
Assets under development	4,950	6,763
Property, plant, and equipment, net	$ 19,906	$ 15,902

For the three months ended June 30, 2022 and 2021, depreciation expense was $1,954 and $1,189, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense was $3,570 and $2,196, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $12,945 as of June 30, 2022 and December 31, 2021. The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three and six months ended June 30, 2022, no events occurred that indicated it was more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	June 30, 2022			December 31, 2021
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 2,868	($ 697)	$ 2,171	$ 2,868	($ 554)	$ 2,314
Existing technology	2,204	(1,643)	561	1,846	(1,102)	744
Non-competition agreements	125	(125)	-	125	(125)	-
Customer relationships	1,895	(456)	1,439	1,895	(361)	1,534
Licensing agreement	210	(146)	64	210	(110)	100
Intellectual property	2,836	-	2,836	2,836	-	2,836
Total intangible assets	$ 10,138	($ 3,067)	$ 7,071	$ 9,780	($ 2,252)	$ 7,528

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended June 30, 2022 and 2021 was $475 and $318, respectively. Amortization expense for definite-lived intangible assets for the six months ended June 30, 2022 and 2021 was $817 and $621, respectively. The Company has no indefinite-lived assets.

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

Included below is other information regarding leases for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other information
Operating lease expense	$ 97	$ 84	$ 206	$ 202
Short-term lease expense	260	10	282	26
Cash paid for operating leases	60	84	131	202
Weighted-average remaining lease term (years) – operating leases (1)	7.3	3.6	7.3	3.6
Weighted-average discount rate – operating leases	5.061%	4.855%	5.061%	4.855%
(1)	The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

As of June 30, 2022, expirations of lease obligations by fiscal year were as follows:

Period Ending December 31,
Remaining 2022	$ 178
2023	155
2024	90
2025	90
2026	90
2027 and thereafter	405
Total lease payments	1,008
Less: interest	(75)
Total operating lease liabilities	$ 933

7.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares of Common Stock)	2022	2021	2022	2021
Common stock:
Balance, beginning of quarter	158,300,605	147,934,768	155,516,284	146,677,786
Shares issued for stock options exercised	639,861	1,797,132	1,363,055	2,344,908
Agent growth incentive stock compensation	403,652	339,904	914,324	625,026
Agent equity stock compensation	3,942,452	1,075,182	5,492,907	1,499,266
Balance, end of quarter	163,286,570	151,146,986	163,286,570	151,146,986

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

During the three months ended June 30, 2022 and 2021, the Company issued 3,942,452 and 1,075,182 shares of common stock, respectively, to agents and brokers with a value of $48,335 and $38,451, respectively, inclusive of discount. During the six months ended June 30, 2022 and 2021, the Company issued 5,492,907 and 1,499,266 shares of common stock, respectively, to agents and brokers with a value of $86,835 and $59,853, respectively, inclusive of discount.

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

For the six months ended June 30, 2022, the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $17,028 of which the total amount of stock compensation expense attributable to liability classified awards was $4,451. Stock compensation expense related to the Agent Growth Incentive Program is included in general and administrative expense in the condensed consolidated statements of comprehensive income.

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Stock grant liability increase at December 31, 2021	$4,341
Stock grant liability increase year to date	4,451
Stock grants reclassified from liability to equity year to date	(691)
Balance, June 30, 2022	$ 8,101

Stock Option Awards

During the three months ended June 30, 2022, and 2021, the Company granted 288,007 and 66,739 stock options, respectively, to employees with an estimated grant date fair value of $11.64 and $26.77 per share, respectively. During the six months ended June 30, 2022 and 2021, the Company granted 772,385 and 194,004 stock options, respectively, to employees with an estimated grant date fair value of $13.24 and $24.80 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

Repurchase Plan Amendment

On May 3, 2022, the Board authorized an increase to the Company’s stock repurchase program from $400 million of its common stock up to $500 million and approved a form of amendment to its Issuer Repurchase Plan, dated January 10, 2022, by and between the Company and Stephens Inc., to increase monthly repurchases from $10 million of its common stock per month up to $20 million which amendment was signed May 6, 2022.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares of Treasury Stock)	2022	2021	2022	2021
Treasury stock:
Balance, beginning of quarter	7,883,740	3,035,404	6,751,692	2,534,494
Repurchases of common stock	3,603,951	1,689,892	4,735,999	2,190,802
Balance, end of quarter	11,487,691	4,725,296	11,487,691	4,725,296

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common stock	$ 9,359	$ 37,050	$ 18,241	$ 41,896
Denominator:
Weighted average shares - basic	150,783,418	145,584,495	150,049,170	144,973,139
Dilutive effect of common stock equivalents	5,032,620	11,704,177	6,530,420	13,123,596
Weighted average shares - diluted	155,816,038	157,288,672	156,579,590	158,096,735
Earnings per share:
Earnings per share attributable to common stock- basic	$ 0.06	$ 0.25	$ 0.12	$ 0.29
Earnings per share attributable to common stock- diluted	$ 0.06	$ 0.24	$ 0.12	$ 0.27

For the three months ended June 30, 2022 and 2021 total outstanding shares of common stock excluded 1,485,139 and 152,950 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For six months ended June 30, 2022 and 2021 total outstanding shares of common stock excluded 692,237 and 62,889 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

9.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for (benefit from) income taxes amounted to ($3.49) million and ($20.4) million for the six months ended June 30, 2022 and 2021, respectively, which represent an effective tax rates of negative 23.81% and 95.1%, respectively. The decrease in income tax benefit was primarily attributable to the release of valuation allowance in 2021 and lower deductible stock based compensation in 2022.

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

As of June 30, 2022 and December 31, 2021, the fair value of the Company’s money market funds was $43,423 and $43,386, respectively.

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

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represents 99.1% and 99.5% of the total revenue of the Company for the six months ended June 30, 2022 and 2021, respectively. The real estate brokerage business represents 96.8% and 99.0% of the total assets of the Company as of June 30, 2022 and December 31, 2021, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through First Cloud and Silverline are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total net income or total assets as of June 30, 2022 and 2021, respectively.

The Company aggregates the identified operating segments for reporting purposes and has one reportable segment.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the previous three years, the Company expanded operations into the United Kingdom, Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, and New Zealand.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities. For both the six months ended June 30, 2022 and 2021, approximately 9%, respectively, of the Company’s total revenue was generated outside of the U.S. Assets held outside of the U.S. were 8% as of June 30, 2022 and December 31, 2021

The Company’s technology services and affiliated services are currently provided primarily in the U.S.

13.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On July 29, 2022, the Company’s Board of Directors declared a dividend of $0.045 per share which is expected to be payable on August 29, 2022, to stockholders of record as of the close of business on August 12, 2022. The ex-dividend date is expected to be August 11, 2022. The dividend will be paid in cash.

Zoocasa Acquisition

On July 1, 2022, the Company acquired Zoocasa Realty Inc. and its key property, Zoocasa.com (“Zoocasa”).  Zoocasa is a consumer real estate search portal that offers proprietary home search tools, market insights and a connection to local real estate experts.  The acquisition expanded the Company’s online lead generation, home search and listings portal capabilities for its agents and brokers as well as for home buying and selling consumers across North America.

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

OVERVIEW

eXp World Holdings empowers the new economy through its people, technology platforms and personal and professional development solutions. Through our brokerage, eXp Realty, we operate one of the world’s fastest-growing real estate brokerages. We are focused on being the most agent-centric company on the planet and offer our agents a generous commission model, and a thriving community built on our proprietary and unique cloud-based brokerage and collaboration suite.

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

Throughout 2021, and during the first half of 2022, we continued to make progress in achieving our strategic goals, including a 42% increase in our agent count, going from 58,263 agents as of June 30, 2021 to 82,856 agents as of June 30, 2022. The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

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

For the period ended June 30, 2022, the effects of the COVID-19 pandemic on business worldwide have lessened, however the global economy continues to recover from and adapt to the COVID-19 pandemic. As COVID-19 continues to be contained and the impact of the pandemic wanes, the economy is expected to rebound as public health restrictions on businesses and individuals are lifted and as people become comfortable engaging in public activities.

According to the National Association of Realtors (“NAR”), as of 2021, the housing market was the strongest it had been in 15 years, however during the first six months of 2022, activity in the housing market has slowed. Due to a rise in interest rates and home prices in a short span of time, housing affordability continues to impact potential home buyers. According to the NAR housing statistics, existing home sales, adjusted for seasonality, further decreased in June 2022 to an adjusted annual rate of 5.1 million, down 14.2% from one year ago while the median home sale price increased to $416.0 (preliminary), or 13.4% from June 2021. As of June 30, 2022, housing inventory increased to 1.26 million, a 3.0-month supply, compared to a 2.5-month supply a year ago. The NAR reported that pending home sales declined 8.6% from May to June. Year over year, however, contract activity has also decreased, primarily related to rising interest rates. The pending home sales index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos.

The Company is positioned to grow during fluctuations in economic activity. The Company continued its growth trajectory during the first six months of 2022 with a year-over-year increase in revenue of 53% and an increase in agent count of 42%. However, the Company continues to monitor the overall economic climate, specifically in key areas of operations, affecting the real estate market through the end of 2022.

Regardless of whether the housing market continues to grow or slows, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive during fluctuations in economic activity.

National Housing Inventory

Throughout 2022, increased mortgage interest rates and higher home prices have caused inventory levels to rise. Construction of new homes continues to slow also due to rising mortgage rates, and the strained availability of labor and materials. Despite these factors, and others, year-over-year inventory has increased. According to NAR, inventory of existing homes for sale in the U.S. was 1.3 million as of June 2022 (preliminary) compared to 1.2 million at the end of June 2021.

Mortgage Interest Rates

The sharp increase in mortgage rates have begun to negatively impact the demand for homebuying.  As stated in a recent NAR publication, the average rate for a 30-year, conventional, fixed rate mortgage was 5.5% in June vs 3.0% in all of 2021 based on Freddie Mac data.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 102.5 for May 2022 (preliminary) from 148.2 for May 2021. The housing affordability index levels are continuing to decline. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The favorable housing affordability index has been declining over the last several months due to increasing mortgage rates and low inventory levels driving increases in the average home price.

Home Sales Transactions

According to NAR, seasonally adjusted existing home sale transactions decreased to an annual rate of 5.1 million in June 2022 (preliminary) compared to 6.0 million for 2021.

According to NAR, the nationwide existing home sales median price for June 2022 (preliminary) was $416.0 compared to $367.0 in June 2021. This marks 124 consecutive months of year-over-year increases, the longest-running streak on record.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except transactions and agent count)
Performance:
Agent count	82,856	58,263	82,856	58,263
Transactions	150,032	115,431	264,337	189,309
Volume	$ 57,894,767	$ 40,117,368	$ 99,274,268	$ 64,625,224
Revenue	$ 1,415,060	$ 999,887	$ 2,425,791	$ 1,583,720
Gross profit	107,250	79,917	190,714	133,403
Gross margin (%)	7.6%	8.0%	7.9%	8.4%
Adjusted EBITDA(1)	26,914	26,988	44,627	41,810

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

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

We continue to increase our agents and brokers significantly in the United States and Canada through the execution of our growth strategies. During 2020 and 2021, we expanded operations to the South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. In 2022, the Company has expanded into The Dominican Republic, Greece, and New Zealand. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including macroeconomic factors affecting the real estate industry in general. With our unique business model, we anticipate being able to continue to grow for the remainder of the year, despite the less favorable economic outlook.

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

Gross profit is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales. Gross margin is the calculation of gross profit as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross profit is based on the information provided in our results of operations or our consolidated statements of comprehensive income and is an important measure of our potential profitability and brokerage performance. For the three months ended June 30, 2022 and 2021, gross profit was $107.3 million, and $79.9 million, respectively. For the three months ended June 30, 2022, and 2021, gross margin was 7.6% and 8.0%, respectively. For the six months ended June 30, 2022 and 2021, gross profit was $190.7 million, and $133.4 million, respectively. For the six months ended June 30, 2022, and 2021, gross margin was 7.9% and 8.4%, respectively. For the three months and six months ended June 30, 2022, gross profit increased year-over-year due to significant revenue growth related to increases in real estate transactions.  However, for the three months and six months ended June 30, 2022, gross margin decreased year-over-year primarily due to rising home prices and increased demand which resulted in agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA has grown significantly for the six months ended June 30, 2022 compared to the same period in 2021 due to our revenue growth and improved leverage of our cost structure.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Expansion of Our Real Estate Cloud Brokerage

In 2020, the Company continued its international expansion into France, India, Mexico, Portugal and South Africa. Throughout 2021, the Company initiated operations in Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. During the first and second quarter of 2022 we have commenced operations in The Dominican Republic, Greece, and New Zealand. The Company continues to pursue growth opportunities into new global markets. In addition to the international expansion, the Company continues to focus on growth in the United States and in Canada.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents’ and employees’ experiences. In doing so, we have adopted many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. An NPS above 50 is considered excellent. The Company’s agent NPS was 68 in the second quarter of 2022. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

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

Our agent compensation plans represent a key level in our strategy to attract and retain independent agents and brokers. The costs attributable to these plans are also a significant component of our commission structure and results of operations. Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock at a discount.

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

Results of Operations

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	Three Months Ended	% of	Three Months Ended	% of	Change 2022 vs. 2021
	June 30, 2022	Revenue	June 30, 2021	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,415,060	100%	$ 999,887	100%	$ 415,173	42%
Operating expenses
Commissions and other agent-related costs	1,307,810	92%	919,970	92%	387,840	42%
General and administrative expenses	91,391	6%	60,721	6%	30,670	51%
Sales and marketing expenses	4,210	-%	2,683	-%	1,527	57%
Total operating expenses	1,403,411	99%	983,374	98%	420,037	43%
Operating income	11,649	1%	16,513	2%	(4,864)	(29)%
Other expense
Other (income) expense, net	62	-%	54	-%	8	15%
Equity in losses of unconsolidated affiliates	567	-%	1	-%	566	56600%
Other expense, net	629	-%	55	-%	574	1044%
Income before income tax expense	11,020	1%	16,458	2%	(5,438)	(33)%
Income tax (benefit) expense	1,661	-%	(20,585)	(2)%	22,246	(108)%
Net income	9,359	1%	37,043	4%	(27,684)	(75)%
Add back: Net loss attributable to noncontrolling interest	-	-%	7	-%	(7)	(100)%
Net income attributable to eXp World Holdings, Inc.	9,359	1%	37,050	4%	(27,691)	(75)%
Adjusted EBITDA(1)	$ 26,914	2%	$ 26,988	3%	($ 74)	-%
Earnings per share
Basic	$ 0.06		$ 0.25		($ 0.19)	(76)%
Diluted	$ 0.06		$ 0.24		($ 0.18)	(75)%
Weighted average shares outstanding
Basic	150,783,418		145,584,495
Diluted	155,816,038		157,288,672
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $1,415.1 million for the three months ended June 30, 2022 compared to $999.9 million for the same period in 2021, an increase of $415.2 million, or 42%. Total revenues increased for the second quarter of 2022 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count, closed transactions and rising home price compared to the same period in 2021.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $1,307.8 million for the three months ended June 30, 2022 compared to $920.0 million for the same period in 2021, an increase of $387.8 million, or 42%. Commissions and other agent related costs increased as a result of an increase in our agent count and closed transactions compared to the same period in 2021. Rising home prices and increased demand also contributed to agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission.

General and Administrative Expense

General and administrative expenses were $91.4 million for the three months ended June 30, 2022 compared to $60.7 million for the same period in 2021, an increase of $30.7 million or 51%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $19.6 million in compensation and personnel related expenses including salaries, employee benefits, and payroll taxes and, an increase of $3.9 million in expenses, primarily driven by agent related seminars and conferences, an increase of $1.7 million in computer and software expenses, and an increase of $3.9 million in stock compensation expense. These increased costs are a result of the Company’s growth in agent count and real estate transaction volumes, and the investment in employees and technology to support continued growth.

Sales and Marketing

Sales and marketing expenses increased to $4.2 million for the three months ended June 30, 2022 compared to $2.7 million the same period in 2021. The increase of $1.5 million is due to increased advertising as we continue to expand our real estate operations and software services.

Other Expense

There were no significant changes in other expense for the three months ended June 30, 2022 compared to the same period in 2021.

Income Tax Benefit (Expense)

The Company’s provision for income taxes amounted to $1.66 million expense and ($20.6) million benefit for the three months ended June 30, 2022 and 2021, respectively, which represent an effective tax rates of positive 15.16% and negative 125.8%, respectively. The decrease in income tax benefit was primarily attributable to release of the valuation allowance in 2021.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	Six Months Ended	% of	Six Months Ended	% of	Change 2022 vs. 2021
	June 30, 2022	Revenue	June 30, 2021	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 2,425,791	100%	$ 1,583,720	100%	$ 842,071	53%
Operating expenses
Commissions and other agent-related costs	2,235,077	92%	1,450,317	92%	784,760	54%
General and administrative expenses	166,713	7%	107,021	7%	59,692	56%
Sales and marketing expenses	7,910	-%	4,940	-%	2,970	60%
Total operating expenses	2,409,700	99%	1,562,278	99%	847,422	54%
Operating income	16,091	1%	21,442	1%	(5,351)	(25)%
Other (income) expense, net	472	-%	(80)	-%	552	(690)%
Equity in losses of unconsolidated affiliates	884	-%	7	-%	877	12529%
Total other (income) expense, net	1,356	-%	(73)	-%	1,429	(1,958)%
Income before income tax expense	14,735	1%	21,515	1%	(6,780)	(32)%
Income tax (benefit) expense	(3,488)	-%	(20,374)	(1)%	16,886	(83)%
Net income	18,223	1%	41,889	3%	(23,666)	(56)%
Add back: Net loss attributable to noncontrolling interest	18	-%	7	-%	11	157%
Net income attributable to eXp World Holdings, Inc.	18,241	1%	41,896	3%	(23,655)	(56)%
Adjusted EBITDA (1)	$ 44,627	2%	$ 41,810	3%	$ 2,817	7%
Earnings per share
Basic	$ 0.12		$ 0.29		($ 0.17)	(59)%
Diluted	$ 0.12		$ 0.27		($ 0.15)	(56)%
Weighted average shares outstanding
Basic	150,049,170		144,973,139
Diluted	156,579,590		158,096,735
(2)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $2,425.8 million for the six months ended June 30, 2022 compared to $1,583.7 million for the same period in 2021, an increase of $842.1 million, or 53%. Total revenues increased for the first six months of 2022 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count, closed transactions and rising home price compared to the same period in 2021.

Commission and Other Agent Related Costs

Commission and other agent-related costs were $2,235.1 million for the six months ended June 30, 2022 compared to $1,450.3 million for the same period in 2021, an increase of $784.8 million, or 54%. Commissions and other agent related costs increased as a result of an increase in our agent count and closed transactions compared to the same period in 2021. Rising home prices and increased demand also contributed to agents reaching their commission capping requirements sooner, entitling them to a higher percentage of the home sale commission.

General and Administrative Expense

General and administrative expenses were $166.7 million for the six months ended June 30, 2022 compared to $107.0 million for the same period in 2021, an increase of $59.7 million or 56%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $37.8 million in compensation and personnel related expenses including salaries, employee benefits, and payroll taxes and, an increase of $4.7 million in expenses, primarily driven by agent related seminars and conferences, an increase of $4.3 million in computer and software expenses, and an increase of $6.6 million in stock compensation expense. These increased costs are a result of the Company’s growth in agent count and real estate transaction volumes, and the investment in employee and technology to support continued growth

Sales and Marketing

Sales and marketing expenses increased to $7.9 million for the six months ended June 30, 2022 compared to $4.9 million the same period in 2021. The increase of $3.0 million is due to increased advertising as we continue to expand our real estate operations and software services.

Other Expense

There were no significant changes in other expense for the six months ended June 30, 2022 compared to the same period in 2021.

Income Tax Benefit (Expense)

The Company’s provision for (benefit from) income taxes amounted to ($3.49) million and ($20.4) million for the six months ended June 30, 2022 and 2021, respectively, which represent an effective tax rate of negative 23.81% and 95.1%, respectively. The decrease in income tax benefit was primarily attributable to the release of the valuation allowance in 2021 and lower deductible stock based compensation in 2022.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$ 9,359	$ 37,043	$ 18,223	$ 41,889
Other (income) expense, net	629	55	1,356	(73)
Income tax (benefit) expense	1,661	(20,585)	(3,488)	(20,374)
Depreciation and amortization (1)	2,429	1,507	4,387	2,817
Stock compensation expense (2)	9,230	5,840	17,028	11,312
Stock option expense	3,606	3,128	7,121	6,239
Adjusted EBITDA	$ 26,914	$ 26,988	$ 44,627	$ 41,810
(1)	Amortization of stock liability is included in the “Other expense (income)” line item.
(2)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. Our current capital deployment strategy for 2022 is to utilize excess cash on hand to support our growth initiatives into select markets and enhance our technology platforms and for repurchases of our common stock. As of June 30, 2022, the Company is party to off-balance sheet arrangements, see Note 11 – Commitments and Contingencies for details of these arrangements. In addition, the Company has no known material cash requirements as of June 30, 2022, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions). For information regarding the Company’s expected cash requirement related to leases, see Note 6 – Leases to the condensed consolidated financial statements.

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Current assets	$ 403,600	$ 319,315
Current liabilities	(247,143)	(186,814)
Net working capital	$ 156,457	$ 132,501

For the six months ended June 30, 2022, net working capital increased to $24.0 million, or 18%, compared to December 31, 2021 primarily due to an increase in agent and commission receivables directly related to the increase in revenue.

Cash Flows

The following table presents our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash provided by operating activities	$ 165,298	$ 167,425
Cash used in investment activities	(8,077)	(7,109)
Cash used in financing activities	(91,209)	(87,136)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1,141)	71
Net change in cash, cash equivalents and restricted cash	$ 64,871	$ 73,251

For the six months ended June 30, 2022, cash provided by operating activities decreased ($2.1) million compared to the same period in 2021. The change resulted primarily from the increased real estate transactions volume, and higher participation by our agents and brokers in our agent stock compensation programs, offset by decrease in customer deposits.

For the six months ended June 30, 2022, cash used in our investing activities increased due to higher capital expenditures.

For the six months ended June 30, 2022, the increase in cash flows used in financing activities primarily were related to the payment of cash dividends in the first half of 2022 which was absent in the first half of 2021.

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

As of June 30, 2022, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

On April 1, 2022, we replaced our Intacct cloud-based resource planning (“ERP”) system to a hosted, cloud-based Oracle ERP system (“Oracle”). The change to the new Oracle ERP is reasonably likely to have a material effect on the Company’s internal control over financial reporting. In connection with the Oracle implementation, we performed pre-implementation planning, design and testing of internal controls that became effective in the second quarter of 2022. We continue to conduct post-implementation monitoring and process modifications in order to maintain effective internal control over financial reporting.

There were no other material changes other than the above-mentioned new Oracle ERP implementation in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
4/1/2022 - 4/30/2022	611,955	$ 16.78	611,955	$ 168,425,444
5/1/2022 - 5/31/2022	1,448,783	13.92	1,448,783	148,468,912
6/1/2022 - 6/30/2022	1,543,213	12.98	1,543,213	128,530,534
Total	3,603,951	$ 14.56	3,603,951

(1)	The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and to increase the authorization for the stock repurchase program from $25.0 million to $75.0 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020 and subsequently reinstated it in June 2020 with a maximum authorization of $75.0 million. In December 2020, the Board approved an increase to the total amount of its buyback program from $75.0 million to $400.0 million. On May 3, 2022, the Board authorized an increase to the Company’s stock repurchase program from $400.0 million of its common stock up to $500.0 million and approved a form of amendment to its Issuer Repurchase Plan, dated January 10, 2022 to increase monthly repurchases from $10.0 million of its common stock per month up to $20.0 million, which was signed on May 6, 2022. The stock repurchase program is more fully disclosed in Note 7 – Stockholders’ Equity to the condensed consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Exhibit	Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Restated Certificate of Incorporation	10-Q	3.1	3/31/2022
3.2	Restated Bylaws	10-Q	3.2	3/31/2022
10.1	Master Repurchase Agreement, dated March 29, 2022, by and among SUCCESS Lending, LLC, Flagstar Bank FSB, and Buyers	10-Q	3.2	3/31/2022
10.2	Mortgage Warehouse Agreement, effective April 8, 2022, by and between SUCCESS Lending, LLC and Texas Capital Bank	10-Q	3.2	3/31/2022
10.3	Issuer Repurchase Plan, dated January 10, 2022, by and between eXp World Holdings Inc. and Stephens Inc.	8-K	3.2	5/4/2022
10.4	First Amendment to eXp World Holdings, Inc. Stock Repurchase Program	8-K	3.2	5/4/2022
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

August 3, 2022	eXp World Holdings, Inc.
(Registrant)

/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)