Form 10-Q
period 2022-09-30
EXP World Holdings, Inc.
filed 2022-11-02
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐    No ☒

There were 152,702,078 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of September 30, 2022.

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

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 134,545	$ 108,237
Restricted cash	52,652	67,673
Accounts receivable, net of allowance for credit losses of $2,786 and $2,198, respectively	119,822	133,489
Prepaids and other assets	13,167	9,916
TOTAL CURRENT ASSETS	320,186	319,315
Property, plant, and equipment, net	17,689	15,902
Operating lease right-of-use assets	2,217	2,482
Other noncurrent assets	1,614	2,827
Intangible assets, net	8,975	7,528
Deferred tax assets	63,672	52,827
Goodwill	26,514	12,945
TOTAL ASSETS	$ 440,867	$ 413,826

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 9,911	$ 7,158
Customer deposits	52,652	67,673
Accrued expenses	117,605	111,672
Current portion of lease obligation - operating lease	202	311
TOTAL CURRENT LIABILITIES	180,370	186,814
Long-term payable	2,714	2,714
Long-term lease obligation - operating lease, net of current portion	720	765
TOTAL LIABILITIES	183,804	190,293

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 168,562,464 issued and 152,702,078 outstanding in 2022; 155,516,284 issued and 148,764,592 outstanding in 2021	2	1
Additional paid-in capital	567,594	401,479
Treasury stock, at cost: 15,860,386 and 6,751,692 shares held, respectively	(344,844)	(210,009)
Accumulated earnings	34,616	30,510
Accumulated other comprehensive income (loss)	(1,474)	188
Total eXp World Holdings, Inc. stockholders' equity	255,894	222,169
Equity attributable to noncontrolling interest	1,169	1,364
TOTAL EQUITY	257,063	223,533
TOTAL LIABILITIES AND EQUITY	$ 440,867	$ 413,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$ 1,238,975	$ 1,110,480	$ 3,664,766	$ 2,694,200
Operating expenses
Commissions and other agent-related costs	1,145,853	$ 1,030,937	3,380,930	$ 2,481,254
General and administrative expenses	89,460	64,615	256,173	171,636
Sales and marketing expenses	3,636	3,761	11,546	8,701
Total operating expenses	1,238,949	1,099,313	3,648,649	2,661,591
Operating income	26	11,167	16,117	32,609
Other (income) expense
Other (income) expense, net	(78)	239	394	159
Equity in (income) losses of unconsolidated affiliates	329	(2)	1,213	5
Total other (income) expense, net	251	237	1,607	164
Income (loss) before income tax expense	(225)	10,930	14,510	32,445
Income tax benefit	(4,627)	(12,884)	(8,115)	(33,258)
Net income	4,402	23,814	22,625	65,703
Net income attributable to noncontrolling interest	-	7	18	14
Net income attributable to eXp World Holdings, Inc.	$ 4,402	$ 23,821	$ 22,643	$ 65,717

Earnings per share
Basic	$ 0.03	$ 0.16	$ 0.15	$ 0.45
Diluted	$ 0.03	$ 0.15	$ 0.14	$ 0.42
Weighted average shares outstanding
Basic	151,826,315	146,862,978	150,622,845	145,610,008
Diluted	155,915,307	157,345,924	156,434,440	157,838,134

Comprehensive income:
Net income	$ 4,402	$ 23,814	$ 22,625	$ 65,703
Comprehensive loss attributable to noncontrolling interests	-	7	18	14
Net income attributable to eXp World Holdings, Inc.	4,402	23,821	22,643	65,717
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	(521)	(131)	(1,662)	(60)
Comprehensive income attributable to eXp World Holdings, Inc.	$ 3,881	$ 23,690	$ 20,981	$ 65,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock:
Balance, beginning of period	$ 2	$ 1	$ 1	$ 1
Agent equity stock compensation	-	-	1	-
Balance, end of period	2	1	2	1
Treasury stock:
Balance, beginning of period	(289,829)	(126,906)	(210,009)	(37,994)
Repurchases of common stock	(59,815)	(53,191)	(139,635)	(142,103)
Issuance of treasury stock, for acquisition	4,800	-	4,800	-
Balance, end of period	(344,844)	(180,097)	(344,844)	(180,097)
Additional paid-in capital:
Balance, beginning of period	509,476	295,035	401,479	218,492
Shares issued for stock options exercised	1,443	938	2,220	2,695
Agent growth incentive stock compensation	8,523	6,483	21,793	15,184
Agent equity stock compensation	44,395	41,838	131,230	101,691
Stock option compensation	3,757	3,376	10,872	9,608
Balance, end of period	567,594	347,670	567,594	347,670
Accumulated earnings (deficit):
Balance, beginning of period	37,007	2,734	30,510	(39,162)
Net income	4,402	23,821	22,643	65,717
Dividends declared and paid	(6,793)	(5,755)	(18,537)	(5,755)
Balance, end of period	34,616	20,800	34,616	20,800
Accumulated other comprehensive income (loss):
Balance, beginning of period	(953)	318	188	247
Foreign currency translation gain (loss)	(521)	(131)	(1,662)	(60)
Balance, end of period	(1,474)	187	(1,474)	187
Noncontrolling interest:
Balance, beginning of period	1,169	1,015	1,364	1,003
Net loss	-	(8)	(18)	(15)
Transactions with noncontrolling interests	-	-	(177)	19
Balance, end of period	1,169	1,007	1,169	1,007
Total equity	$ 257,063	$ 189,568	$ 257,063	$ 189,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$ 22,625	$ 65,703
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	5,699	3,572
Amortization expense - intangible assets	1,455	939
Loss on dissolution of consolidated affiliates	361	-
Allowance for credit losses on receivables/bad debt on receivables	588	22
Equity in loss of unconsolidated affiliates	1,213	5
Agent growth incentive stock compensation expense	22,828	18,129
Stock option compensation	10,872	9,608
Agent equity stock compensation expense	131,230	101,691
Deferred income taxes, net	(10,845)	(36,020)
Changes in operating assets and liabilities:
Accounts receivable	13,603	(52,913)
Prepaids and other assets	(3,003)	(1,510)
Customer deposits	(16,135)	41,625
Accounts payable	1,952	4,597
Accrued expenses	4,770	44,561
Long term payable	-	(150)
Other operating activities	111	(1,446)
NET CASH PROVIDED BY OPERATING ACTIVITIES	187,324	198,413
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,222)	(9,159)
Acquisition of businesses, net of cash acquired	(9,668)	(1,500)
Investments in unconsolidated affiliates	-	(3,004)
NET CASH USED IN INVESTING ACTIVITIES	(18,890)	(13,663)
FINANCING ACTIVITIES
Repurchase of common stock	(139,635)	(142,103)
Proceeds from exercise of options	2,221	2,695
Transactions with noncontrolling interests	(425)	19
Dividends declared and paid	(18,537)	(5,755)
NET CASH USED IN FINANCING ACTIVITIES	(156,376)	(145,144)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(771)	(60)
Net change in cash, cash equivalents and restricted cash	11,287	39,546
Cash, cash equivalents and restricted cash, beginning balance	175,910	127,924
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 187,197	$ 167,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 2,933	$ 1,060
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease liabilities	$ -	$ 346
Issuance of treasury stock, for acquisition	4,800	-
Lease liabilities arising from obtaining right-of-use assets	-	2,381
Property, plant and equipment purchases in accounts payable	20	150

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (“eXp,” or, collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) owns and operates a cloud-based real estate brokerage and a technology platform business that enables a variety of businesses to operate remotely. Our real estate brokerage is now one of the largest and fastest-growing real estate brokerage companies in the United States and is rapidly expanding internationally. Our technology platform business develops and uses immersive technologies that enable and support virtual workplaces. This unique enabling platform helps businesses increase their effectiveness and reduce costs from operating in traditional “brick and mortar” office spaces. Through various operating subsidiaries, the Company primarily operates a cloud-based real estate brokerage operating throughout the United States, most of the Canadian provinces, the United Kingdom (U.K.), Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, The Dominican Republic, Greece, New Zealand, Chile, and Poland.

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, December 31, 2020	$ 100,143	$ 27,781	$ 127,924
Balance, September 30, 2021	$ 98,064	$ 69,406	$ 167,470
Balance, December 31, 2021	$ 108,237	$ 67,673	$ 175,910
Balance, September 30, 2022	$ 134,545	$ 52,652	$ 187,197

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

3.ACQUISITIONS

On July 1, 2022, the Company acquired Zoocasa Realty Inc. (“Zoocasa”) in a stock purchase transaction.  The total consideration paid was $17,458 including net cash of $9,668 (net of cash acquired of $2,772), stock issued from treasury of $4,800 and the anticipated working capital adjustment.  The Zoocasa acquisition has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired, and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The purchase price included goodwill of $14,459 and identified intangible assets of $1,281.  The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill, which is not deductible for tax purposes. Goodwill generated from the acquisition includes an assembled workforce.  Zoocasa is a consumer real estate research portal that offers proprietary home search tools, market insights and a connection to local real estate experts.  The Company is in the process of completing the purchase price allocation and the final analysis of working capital adjustments which will be completed within one year from the date of acquisition.

4.	EXPECTED CREDIT LOSSES

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

The Company analyzed uncollectible accounts for the three categories of receivables. Receivables from real estate property settlements totaled $110,239 and $128,499 of which the Company recognized expected credit losses of $823 and nil, respectively as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021 agent non-commission based fees receivable and short-term advances totaled $12,369 and $7,188, of which the Company recognized expected credit losses of $1,963 and $2,198, respectively.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

Changes in the allowance were not material for the nine months ended September 30, 2022 and the year ended December 31, 2021.

5.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Computer hardware and software	$ 32,148	$ 20,824
Furniture, fixture, and equipment	26	26
Total depreciable property and equipment	32,174	20,850
Less: accumulated depreciation	(17,363)	(11,711)
Depreciable property, net	14,811	9,139
Assets under development	2,878	6,763
Property, plant, and equipment, net	$ 17,689	$ 15,902

For the three months ended September 30, 2022 and 2021, depreciation expense was $2,129 and $1,376, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense was $5,699 and $3,572, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $26,514 as of September 30, 2022 and $12,945 as of December 31, 2021. In the third quarter of 2022, the Company recorded cumulative translation adjustment of ($890) related to the Canadian goodwill in the Zoocasa transaction. The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three and nine months ended September 30, 2022, no events occurred that indicated it was more likely than not that goodwill was impaired. During the third quarter of 2022 the Company received Goodwill in an acquisition. For information regarding the Company’s recent acquisitions, see Note 3 – Acquisitions.

Definite-lived intangible assets were as follows:

	September 30, 2022			December 31, 2021
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 3,453	($ 769)	$ 2,684	$ 2,868	($ 554)	$ 2,314
Existing technology	3,827	(2,144)	1,683	1,846	(1,102)	744
Non-competition agreements	458	(125)	333	125	(125)	-
Customer relationships	1,895	(503)	1,392	1,895	(361)	1,534
Licensing agreement	210	(163)	47	210	(110)	100
Intellectual property	2,836	-	2,836	2,836	-	2,836
Total intangible assets	$ 12,679	($ 3,704)	$ 8,975	$ 9,780	($ 2,252)	$ 7,528

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2022 and 2021 was $638 and $318, respectively. Amortization expense for definite-lived intangible assets for the nine months ended September 30, 2022 and 2021 was $1,455 and $939, respectively. The Company has no indefinite-lived assets.

7.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares of Common Stock)	2022	2021	2022	2021
Common stock:
Balance, beginning of quarter	163,286,569	151,146,986	155,516,284	146,677,786
Shares issued for stock options exercised	681,139	337,234	2,044,193	2,682,142
Agent growth incentive stock compensation	1,184,446	990,147	2,098,770	1,615,173
Agent equity stock compensation	3,410,310	1,075,500	8,903,217	2,574,766
Balance, end of quarter	168,562,464	153,549,867	168,562,464	153,549,867

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

During the three months ended September 30, 2022 and 2021, the Company issued 3,410,310 and 1,075,500 shares of common stock, respectively, to agents and brokers with a value of $44,395 and $41,838, respectively, inclusive of discount. During the nine months ended September 30, 2022 and 2021, the Company issued 8,903,217 and 2,574,766 shares of common stock, respectively, to agents and brokers with a value of $131,230 and $101,691, respectively, inclusive of discount.

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

For the three months ended September 30, 2022, the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $5,800, of which the total amount of stock compensation expense attributable to liability classified awards was ($985).  For the nine months ended September 30, 2022, the Company’s stock compensation expense attributable to the Agent Growth Incentive

Program was $22,828 of which the total amount of stock compensation expense attributable to liability classified awards was $3,466. Stock compensation expense related to the Agent Growth Incentive Program is included in general and administrative expense in the condensed consolidated statements of comprehensive income.

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Stock grant liability balance at December 31, 2021	$4,341
Stock grant liability increase year to date	3,466
Stock grants reclassified from liability to equity year to date	(2,430)
Balance, September 30, 2022	$ 5,377

Stock Option Awards

During the three months ended September 30, 2022, and 2021, the Company granted 394,657 and 176,263 stock options, respectively, to employees with an estimated grant date fair value of $8.50 and $23.26 per share, respectively. During the nine months ended September 30, 2022 and 2021, the Company granted 1,167,042 and 370,594 stock options, respectively, to employees with an estimated grant date fair value of $11.21 and $24.05 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

Repurchase Plan Amendment

On May 3, 2022, the Board authorized an increase to the Company’s stock repurchase program from $400 million of its common stock up to $500 million and approved a form of amendment to its Issuer Repurchase Plan, dated January 10, 2022, by and between the Company and Stephens Inc., (the “Issuer Repurchase Plan”) to increase monthly repurchases from $10 million of its common stock per month up to $20 million which amendment was signed May 6, 2022. On September 27, 2022, the Board approved, and the Company entered into, a form of second amendment to the Issuer Repurchase Plan, to decrease the monthly repurchases from $20 million of its common stock per month to $13.3 million, in anticipation of volume decreases in connection with the contraction in the real estate market.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the transaction date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are not retired and are considered issued but not outstanding. During the third quarter of 2022 the Company issued treasury shares in an acquisition. For information regarding the Company’s recent acquisitions, see Note 3 – Acquisitions.

The following table shows the changes in treasury stock for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares of Treasury Stock)	2022	2021	2022	2021
Treasury stock:
Balance, beginning of quarter	11,487,691	4,725,296	6,751,692	2,534,494
Repurchases of common stock	4,716,026	1,287,499	9,452,025	3,478,301
Issuance of treasury stock for acquisition	(343,331)	-	(343,331)	-
Balance, end of quarter	15,860,386	6,012,795	15,860,386	6,012,795

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common stock	$ 4,402	$ 23,821	$ 22,643	$ 65,717
Denominator:
Weighted average shares - basic	151,826,315	146,862,978	150,622,845	145,610,008
Dilutive effect of common stock equivalents	4,088,992	10,482,946	5,811,595	12,228,126
Weighted average shares - diluted	155,915,307	157,345,924	156,434,440	157,838,134
Earnings per share:
Earnings per share attributable to common stock- basic	$ 0.03	$ 0.16	$ 0.15	$ 0.45
Earnings per share attributable to common stock- diluted	$ 0.03	$ 0.15	$ 0.14	$ 0.42

For the three months ended September 30, 2022 and 2021 total outstanding shares of common stock excluded 1,315,861 and 132,704 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For nine months ended September 30, 2022 and 2021 total outstanding shares of common stock excluded 845,162 and 75,680 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

9.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for benefit from income taxes amounted to ($8.12) million and ($33.26) million for the nine months ended September 30, 2022 and 2021, respectively, which represent an effective tax rates of negative 56.2% and 102.5%, respectively. The decrease in income tax benefit was primarily attributable to the release of valuation allowance in 2021, lower pretax income from operations and lower deductible stock-based compensation in 2022.

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

As of September 30, 2022 and December 31, 2021, the fair value of the Company’s money market funds was $43,679 and $43,386, respectively.

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

Operating Segments

The Company primarily operates as a cloud-based real estate brokerage. The real estate brokerage business represents 99.1% and 99.2% of the total revenue of the Company for the nine months ended September 30, 2022 and 2021, respectively. The real estate brokerage business represents 96.9% and 99.0% of the total assets of the Company as of September 30, 2022 and December 31, 2021, respectively.

The Company offers software subscriptions to customers to access its virtual reality software platform. Additionally, the Company offers professional services for implementation and consulting services. However, the operations and assets of the technology segment are not managed by the Company’s chief operating decision-maker as a separate reportable segment.

Services provided through First Cloud and Silverline are in the emerging stages of development as contributing segments and are not material to the Company’s total revenue, total net income or total assets as of September 30, 2022 and 2021, respectively.

The Company aggregates the identified operating segments for reporting purposes and has one reportable segment.

Geographical Information

The Company primarily operates within the real estate brokerage markets in the United States and Canada. During the previous three years, the Company expanded operations into the United Kingdom, Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile, and Poland.

The Company’s management analyzes geographical locations on a forward-looking basis to identify growth opportunities. For the nine months ended September 30, 2022 and 2021, approximately 9% and 8% respectively, of the Company’s total revenue was generated outside of the U.S. Assets held outside of the U.S. were 5% and 8% as of September 30, 2022 and December 31, 2021

The Company’s technology services and affiliated services are currently provided primarily in the U.S.

13.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On October 27, 2022, the Company’s Board of Directors declared a dividend of $0.045 per share which is expected to be payable on November 28, 2022, to stockholders of record as of the close of business on November 14, 2022. The ex-dividend date is expected to be November 11, 2022. The dividend will be paid in cash.

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

Throughout 2021, and during the first nine months of 2022, we continued to make progress in achieving our strategic goals, including a 30% increase in our agent count, going from 65,269 agents as of September 30, 2021 to 84,911 agents as of September 30, 2022. The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

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

For the period ended September 30, 2022, the effects of the COVID-19 pandemic on business worldwide have lessened, and the global economy continues to recover from the COVID-19 pandemic and has begun to experience elements of inflation. As the impact of the COVID-19 pandemic wanes, the U.S. economy has experienced inflationary pressures and has begun to slowdown, including  contraction in certain real estate markets.

According to the National Association of Realtors (“NAR”), as of 2021, the housing market was the strongest it had been in 15 years, however during the first nine months of 2022, activity in the housing market has slowed. Due to a rise in interest rates and home prices in a short span of time, housing affordability continues to impact potential home buyers. According to the Fannie Mae data, existing home sales, adjusted for seasonality, further decreased in the third quarter of 2022 to an adjusted annual rate of 4.7 million, down 22.1% from one year ago while the median home sale price increased to $319.5 (preliminary), or 13.6% from September 2021. As of August 31, 2022, housing inventory increased to 1.28 million, a 3.1-month supply, compared to a 2.4-month supply a year ago. The NAR reported that pending home sales declined 2.0% from July to August. Year over year, however, contract activity has also decreased, primarily related to rising interest rates. The pending home sales index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos.

The Company is positioned to grow during fluctuations in economic activity. The Company continued its growth trajectory during the first nine months of 2022 with a year-over-year increase in revenue of 36% and an increase in agent count of 30%. However, the Company continues to monitor the overall economic climate, specifically in key areas of operations, affecting the real estate market through the end of 2022.

Regardless of whether the housing market continues to grow or slows, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive during fluctuations in economic activity.

National Housing Inventory

Throughout 2022, increased mortgage interest rates and higher home prices have caused inventory levels (as measured in months of supply) to rise. Construction of new homes continues to slow also due to rising mortgage rates, and the strained availability of labor and materials.  According to NAR, inventory of existing homes for sale in the U.S. was 3.1 months as of September 2022 (preliminary) compared to 2.4 months at the end of September 2021.

Mortgage Interest Rates

The sharp increase in mortgage rates have begun to negatively impact the demand for homebuying.  Based on Freddie Mac data, the average rate for a 30-year, conventional, fixed rate mortgage was 6.7% in September 2022 vs 3.0% in September 2021.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 104.4 for August 2022 (preliminary) from 145.6 for August 2021. The housing affordability index levels are continuing to decline on a year over year basis, but increased month over month in July and August 2022 (preliminary). When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The favorable housing affordability index has been declining year over year over the last several months due to increasing mortgage rates and low inventory levels driving increases in the average home price.

Home Sales Transactions

According to Fannie Mae data, seasonally adjusted existing home sale transactions decreased to an annual rate of 4.7 million in September 2022 (preliminary) compared to 6.1 million in September 2021.

According to Fannie Mae data, the nationwide existing home sales median price for 2022 (preliminary) was $319.5 compared to $281.3 in September 2021.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except transactions and agent count)
Performance:
Agent count	84,911	65,269	84,911	65,269
Transactions	138,354	130,029	402,691	319,338
Volume	$ 50,392,432	$ 46,623,702	$ 149,666,700	$ 111,248,926
Revenue	$ 1,238,975	$ 1,110,480	$ 3,664,766	$ 2,694,200
Gross profit	93,122	79,543	283,836	212,946
Gross margin (%)	7.5%	7.2%	7.7%	7.9%
Adjusted EBITDA(1)	12,349	23,054	56,971	64,857

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

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

We continue to increase our agents and brokers significantly in the United States and Canada through the execution of our growth strategies. During 2020 and 2021, we expanded operations to South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. In 2022, the Company has expanded into The Dominican Republic, Greece, New Zealand, Chile, and Poland. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including macroeconomic factors affecting the real estate industry in general. With our unique business model, we anticipate being able to continue to grow for the remainder of the year, despite the less favorable economic outlook.

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

Gross profit is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales. Gross margin is the calculation of gross profit as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross profit is based on the information provided in our results of operations or our consolidated statements of comprehensive income and is an important measure of our potential profitability and brokerage performance. For the three months ended September 30, 2022 and 2021 gross profit was $93.1 million, and $79.5 million, respectively. For the three months ended September 30, 2022, and 2021, gross margin was 7.5% and 7.2%, respectively. For the nine months ended September 30, 2022 and 2021, gross profit was $283.8 million, and $212.9 million, respectively. For the nine months ended September 30, 2022 and 2021, gross margin was 7.7% and 7.9%, respectively. For the three months and nine months ended September 30, 2022, gross profit continued to increase year-over-year due to significant revenue growth related to increases in real estate transactions.  However, for the three months ended September 30, 2022, gross margin increased year-over-year primarily due to increased transactions with a lower increase in commissions and agent-related costs due to a lower percentage of agents reaching their commission capping requirements, entitling them to a lower percentage of the home sale commission. For the nine months ended September 30, 2022, gross margin decreased year-

over-year primarily due to rising home prices and increased demand which resulted in agents reaching their commission capping requirements sooner, entitling agents to a higher percentage of the home sale commission.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA has declined for the nine months ended September 30, 2022 compared to the same period in 2021 due to higher operating costs partially offset by increased revenue.

RECENT BUSINESS DEVELOPMENTS

Real Estate Brokerage Initiatives

Global Expansion of Our Real Estate Cloud Brokerage

In 2020, the Company continued its international expansion into France, India, Mexico, Portugal and South Africa. Throughout 2021, the Company initiated operations in Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. During the first nine months of 2022, we have commenced operations in The Dominican Republic, Greece, New Zealand, Chile, and Poland. The Company continues to pursue growth opportunities into new global markets. In addition to the international expansion, the Company continues to focus on growth in the United States and in Canada.

Recent Acquisition

On July 1, 2022, the Company acquired Zoocasa Realty Inc.  Zoocasa is a consumer real estate research portal that offers proprietary home search tools, market insights and a connection to local real estate experts.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents’ and employees’ experiences. In doing so, we have adopted many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. An NPS above 50 is considered excellent. The Company’s agent NPS was 71 in the third quarter of 2022. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

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

Results of Operations

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	Three Months Ended	% of	Three Months Ended	% of	Change 2022 vs. 2021
	September 30, 2022	Revenue	September 30, 2021	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,238,975	100%	$ 1,110,480	100%	$ 128,495	12%
Operating expenses
Commissions and other agent-related costs	1,145,853	92%	1,030,937	93%	114,916	11%
General and administrative expenses	89,460	7%	64,615	6%	24,845	38%
Sales and marketing expenses	3,636	-%	3,761	-%	(125)	(3)%
Total operating expenses	1,238,949	100%	1,099,313	99%	139,636	13%
Operating income	26	-%	11,167	1%	(11,141)	(100)%
Other expense
Other expense, net	(78)	-%	239	-%	(317)	(133)%
Equity in (income) losses of unconsolidated affiliates	329	-%	(2)	-%	331	(16,550)%
Other expense, net	251	-%	237	-%	14	6%
Income (loss) before income tax expense	(225)	-%	10,930	1%	(11,155)	(102)%
Income tax benefit	(4,627)	-%	(12,884)	(1)%	8,257	(64)%
Net income	4,402	-%	23,814	2%	(19,412)	(82)%
Add back: Net loss attributable to noncontrolling interest	-	-%	7	-%	(7)	(100)%
Net income attributable to eXp World Holdings, Inc.	4,402	-%	23,821	2%	(19,419)	(82)%
Adjusted EBITDA(1)	$ 12,349	1%	$ 23,054	2%	($ 10,705)	(46)%
Earnings per share
Basic	$ 0.03		$ 0.16		($ 0.13)	(81)%
Diluted	$ 0.03		$ 0.15		($ 0.12)	(80)%
Weighted average shares outstanding
Basic	151,826,315		146,862,978
Diluted	155,915,307		157,345,924
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $1,239.0 million for the three months ended September 30, 2022 compared to $1,110.5 million for the same period in 2021, an increase of $128.5 million, or 12%. Total revenues increased for the third quarter of 2022 primarily as a result of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count, closed transactions and rising home price compared to the same period in 2021.

Commission and Other Agent-Related Costs

Commission and other agent-related costs were $1,145.9 million for the three months ended September 30, 2022 compared to $1,030.9 million for the same period in 2021, an increase of $114.9 million, or 11%. Commissions and other agent-related costs increased as a result of an increase in our agent count and closed transactions compared to the same period in 2021.

General and Administrative Expense

General and administrative expenses were $89.5 million for the three months ended September 30, 2022 compared to $64.6 million for the same period in 2021, an increase of $24.8 million or 38%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $18.8 million in compensation and personnel related expenses including salaries, employee benefits, and payroll taxes and, an increase of $1.9 million in expenses, primarily driven by agent-related seminars and conferences, and an increase of $2.5 million in computer and software expenses. These increased costs are a result of the Company’s growth in agent count and real estate transaction volumes, and the investment in employees and technology to support continued growth.

Sales and Marketing

Sales and marketing expenses decreased to $3.6 million for the three months ended September 30, 2022 compared to $3.8 million the same period in 2021. The decrease of ($0.1) million is due to decreased advertising to offset the beginning of the contraction in the real estate market.

Other Expense

There were no significant changes in other expense for the three months ended September 30, 2022 compared to the same period in 2021.

Income Tax Benefit

The Company’s provision for income taxes amounted to ($4.63) million expense and ($12.89) million benefit for the three months ended September 30, 2022 and 2021, respectively, which represent an effective tax rates of positive 2,055.8% and negative 117.9%, respectively. The decrease in income tax benefit was primarily attributable to lower tax benefit from operations and lower deductible stock-based compensation in 2022.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	Nine Months Ended	% of	Nine Months Ended	% of	Change 2022 vs. 2021
	September 30, 2022	Revenue	September 30, 2021	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 3,664,766	100%	$ 2,694,200	100%	$ 970,566	36%
Operating expenses
Commissions and other agent-related costs	3,380,930	92%	2,481,254	92%	899,676	36%
General and administrative expenses	256,173	7%	171,636	6%	84,537	49%
Sales and marketing expenses	11,546	-%	8,701	-%	2,845	33%
Total operating expenses	3,648,649	100%	2,661,591	99%	987,058	37%
Operating income	16,117	-%	32,609	1%	(16,492)	(51)%
Other expense
Other expense, net	394	-%	159	-%	235	148%
Equity in (income) losses of unconsolidated affiliates	1,213	-%	5	-%	1,208	24160%
Total other (income) expense, net	1,607	-%	164	-%	1,443	880%
Income (loss) before income tax expense	14,510	-%	32,445	1%	(17,935)	(55)%
Income tax benefit	(8,115)	-%	(33,258)	(1)%	25,143	(76)%
Net income	22,625	1%	65,703	2%	(43,078)	(66)%
Add back: Net loss attributable to noncontrolling interest	18	-%	14	-%	4	29%
Net income attributable to eXp World Holdings, Inc.	22,643	1%	65,717	2%	(43,074)	(66)%
Adjusted EBITDA (1)	$ 56,971	2%	$ 64,857	2%	($ 7,886)	(12)%
Earnings per share
Basic	$ 0.15		$ 0.45		($ 0.30)	(67)%
Diluted	$ 0.14		$ 0.42		($ 0.28)	(67)%
Weighted average shares outstanding
Basic	150,622,845		145,610,008
Diluted	156,434,440		157,838,134
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Revenue

Our total revenues were $3,664.8 million for the nine months ended September 30, 2022 compared to $2,694.2 million for the same period in 2021, an increase of $970.6 million, or 36%. Total revenues increased for the first nine months of 2022 primarily because of an increase in real estate brokerage commissions, which is directly attributable to increases in our agent count, closed transactions and rising home price compared to the same period in 2021.

Commission and Other Agent-Related Costs

Commission and other agent-related costs were $3,380.9 million for the nine months ended September 30, 2022 compared to $2,481.3 million for the same period in 2021, an increase of $899.7 million, or 36%. Commissions and other agent-related costs increased as a result of an increase in our agent count and closed transactions compared to the same period in 2021.

General and Administrative Expense

General and administrative expenses were $256.2 million for the nine months ended September 30, 2022 compared to $171.6 million for the same period in 2021, an increase of $84.5 million or 49%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $56.6 million in compensation and personnel related expenses including salaries, employee benefits, and payroll taxes and, an increase of $6.6 million in expenses, primarily driven by agent-related seminars and conferences, an increase of $6.8 million in computer and software expenses, and an increase of $6.0 million in stock compensation expense. These increased costs are a result of  the Company’s investment in employee and technology to support continued growth of our agents and real estate transaction volume.

Sales and Marketing

Sales and marketing expenses increased to $11.5 million for the nine months ended September 30, 2022 compared to $8.7 million the same period in 2021. The increase of $2.8 million in sales and marketing was due to continued expansion of our real estate operations and software services, however, we tempered our marketing expenses in the third quarter of 2022, due to the slow-down in real estate transactions.

Other Expense

There were no significant changes in other expense for the nine months ended September 30, 2022 compared to the same period in 2021.

Income Tax Benefit

The Company’s provision for benefit from income taxes amounted to ($8.12) million and ($33.26) million for the nine months ended September 30, 2022 and 2021, respectively, which represent an effective tax rate of negative 56.2% and 102.5%, respectively. The decrease in income tax benefit was primarily attributable to the release of the valuation allowance in 2021, lower Pretax from operations and lower deductible stock-based compensation in 2022.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$ 4,402	$ 23,814	$ 22,625	$ 65,703
Other expense, net	251	237	1,607	164
Income tax benefit	(4,627)	(12,884)	(8,115)	(33,258)
Depreciation and amortization (1)	2,767	1,694	7,154	4,511
Stock compensation expense (2)	5,800	6,817	22,828	18,129
Stock option expense	3,756	3,376	10,872	9,608
Adjusted EBITDA	$ 12,349	$ 23,054	$ 56,971	$ 64,857
(1)	Amortization of stock liability is included in the “Other expense (income)” line item.
(2)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. In addition, in July 2022, the Company used $9.7 million of cash, net of cash acquired, to purchase Zoocasa.  Our current capital deployment strategy for 2022 is to utilize excess cash on hand to support our growth initiatives into select markets and enhance our technology platforms and for repurchases of our common stock. As of September 30, 2022, the Company is party to off-balance sheet arrangements, see Note 11 – Commitments and Contingencies for details of these arrangements. In addition, the Company has no known material cash requirements as of September 30, 2022, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions).

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Current assets	$ 320,186	$ 319,315
Current liabilities	(180,370)	(186,814)
Net working capital	$ 139,816	$ 132,501

For the nine months ended September 30, 2022, net working capital increased $7.3 million, or 6%, compared to December 31, 2021 primarily due to an increase in agent and commission receivables directly related to the increase in revenue.

Cash Flows

The following table presents our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities	$ 187,324	$ 198,413
Cash used in investment activities	(18,890)	(13,663)
Cash used in financing activities	(156,376)	(145,144)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(771)	(60)
Net change in cash, cash equivalents and restricted cash	$ 11,287	$ 39,546

For the nine months ended September 30, 2022, cash provided by operating activities decreased ($11.1) million compared to the same period in 2021. The change resulted primarily from the increased real estate transactions volume, and higher participation by our agents and brokers in our agent stock compensation programs as well as increases in our general and administrative expenses, partially offset by decrease in customer deposits.  Excluding the impact of the changes in customer deposits, operating cash flows improved in the first nine months of 2022, primarily due to increased revenue and agent equity stock compensation.

For the nine months ended September 30, 2022, cash used in our investing activities increased primarily due to increased acquisitions and capital expenditures.

For the nine months ended September 30, 2022, the increase in cash flows used in financing activities primarily were related to an increase in the payment of cash dividends from 2021 to 2022.

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

As of September 30, 2022, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

There were no other material changes other than the above-mentioned new Oracle ERP implementation in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

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

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown, including but not limited to those detailed in Part I, Item 1A of the 2021 Annual Report and Part II, Item 1A of the Form 10-Q for the quarter ended March 31, 2022 (the “first quarter 2022 Form 10-Q”), under the heading “Risk Factors”.  Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the risk factors disclosed in Part II, Item 1A of the first quarter 2022 Form 10-Q, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors since the 2021 Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company issued 343,331 unregistered shares of its common stock as part of the consideration for the acquisition of Zoocasa. The shares were issued to the qualified sellers of Zoocasa.

The Company relied on (i) Section 4(a)(2) of the Securities Exchange Act, with respect to qualified U.S. sellers, and (ii) Reg. S of the Securities Act, with respect to qualified non-U.S. persons, as a basis for exemption from registration. The issuances were a result of private negotiation, and not pursuant to public solicitation.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/2022 - 7/31/2022	1,425,696	$ 13.98	1,425,696	$ 108,625,132
8/1/2022 - 8/31/2022	1,293,446	15.59	1,293,446	88,666,067
9/1/2022 - 9/30/2022	1,653,553	12.11	1,653,553	68,717,811
Total	4,372,695	$ 13.89	4,372,695

(1)	The repurchase program began on January 2, 2019 and was set to expire on June 28, 2019. On June 12, 2019, the Company, under authorization from the Board of Directors, amended the plan. The amended plan extended the repurchase program through December 31, 2019. On November 26, 2019, the Company announced the approval to increase the authorization limits of the Company’s stock repurchase program by the Board. The Board agreed to extend the stock repurchase program through the fourth quarter of 2020 and to increase the authorization for the stock repurchase program from $25.0 million to $75.0 million of the Company’s common stock. The Company discontinued the repurchase program in March 2020 and subsequently reinstated it in June 2020 with a maximum authorization of $75.0 million. In December 2020, the Board approved an increase to the total amount of its buyback program from $75.0 million to $400.0 million. On May 3, 2022, the Board authorized an increase to the Company’s stock repurchase program from $400.0 million of its common stock up to $500.0 million and approved a form of amendment to its Issuer Repurchase Plan, dated January 10, 2022 to increase monthly repurchases from $10.0 million of its common stock per month up to $20.0 million, which was signed on May 6, 2022. On September 27, 2022, the Board approved, and the Company entered into, a form of second amendment to the Issuer

Repurchase Plan, to decrease the monthly repurchases from $20 million of its common stock per month to $13.3 million. The stock repurchase program is more fully disclosed in Note 7 – Stockholders’ Equity to the condensed consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Exhibit	Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Restated Certificate of Incorporation	10-Q	3.1	3/31/2022

3.2	Restated Bylaws	10-Q	3.2	3/31/2022

10.1	Master Repurchase Agreement, dated March 29, 2022, by and among SUCCESS Lending, LLC, Flagstar Bank FSB, and Buyers	10-Q	10.1	3/31/2022

10.2	Mortgage Warehouse Agreement, effective April 8, 2022, by and between SUCCESS Lending, LLC and Texas Capital Bank	10-Q	10.2	3/31/2022

10.3	Issuer Repurchase Plan, dated January 10, 2022, by and between eXp World Holdings Inc. and Stephens Inc.	8-K	10.3	5/4/2022

10.4	First Amendment to eXp World Holdings, Inc. Stock Repurchase Program	8-K	10.4	5/4/2022

10.5	Second Amendment to eXp World Holdings, Inc. Stock Repurchase Program	8-K	10.5	9/29/2022

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

November 2, 2022	eXp World Holdings, Inc.
(Registrant)

/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)