Form 10-K
period 2022-12-31
EXP World Holdings, Inc.
filed 2023-02-28
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-38493

eXp World Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2219 Rimland Drive, Suite 301 Bellingham, WA	98226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (360) 685-4206

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	EXPI	NASDAQ

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

Based on the registrant’s closing price of $11.08 as quoted on the Nasdaq on December 31, 2022, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp World Holdings, Inc. was approximately $716.6 million. The number of shares of the registrant’s $0.00001 par value common stock outstanding as of December 31, 2022 was 152,839,239.

DOCUMENTS INCORPORATED BY REFERENCE The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K. Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31,2021 are incorporated into Part I, Item 1 and Part II, Item 7, of this Form 10-K.

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

General

eXp World Holdings, Inc. (“eXp,” or, collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) owns and operates a diversified portfolio of service- based businesses whose operations benefit substantially from utilizing our enabling technology platform. We strategically prioritize our efforts to grow our real estate brokerage by strengthening our agent value proposition, developing immersive and cloud-based technology to enable our model and providing affiliate and media services supporting those efforts.

The following are changes in our business in the most recent fiscal year:

Real Estate Brokerage Expansion – In addition to maintaining operations in all locations, in 2022 the Company continued its international growth with expansion into the Dominican Republic, Greece, New Zealand, Chile and Poland. In addition, in late 2022, we announced operations in Dubai, which is expected to be fully operational in 2023.  Except for certain employees who hold active real estate licenses, virtually all our real estate professionals are independent contractors.

Recent Acquisition – On July 1, 2022, the Company acquired Zoocasa Realty Inc. –, an Ontario, Canada company (“Zoocasa”). Zoocasa’s key product is a consumer real estate research portal that offers proprietary home search tools, market insights and a connection to local real estate experts. Zoocasa has been included in the North American Realty segment since its key asset, Zoocasa.com,  provides quality real estate referrals for the North American real estate markets.

New Programs and Services – During 2022, the Company launched various new ancillary programs and services to support the development and success of its agents, brokers and customers, including eXp Luxury™, Revenos™, SUCCESS® Health and SUCCESS® Coaching.

Details regarding the development of our businesses prior to 2022 are incorporated by reference herein from Part I of our Annual Report on Form 10-K dated February 25, 2022 (Commission File No. 001-38493).

Business Segments

Due to growth in international operations and changes to the North American markets, the Company began operating and managing the Company as four operating and reportable business segments beginning in December 2022, in order to increase our management effectiveness. The reportable segments are North American Realty, International Realty, Virbela and Other Affiliated Services. Our business segments bring together related eXp technologies and services to support the success and development of agents, entrepreneurs and businesses and provide them remote business solutions.

Both the North American Realty and the International Realty segments generate revenue primarily by serving as a licensed broker for the purpose of processing residential and commercial real estate transactions, from which we earn commissions. The Company in turn pays a portion of the commissions earned to the real estate agents and brokers. eXp offers an innovative cloud-based brokerage model, which reduces costs to our agents and brokers. The model features low entry fees, stock ownership opportunities for agents and brokers and a revenue sharing plan through which agents and brokers can earn commission from transactions conducted by agents and brokers they’ve attracted to eXp.

●	North American Realty: Together with our other real estate brokerage subsidiaries, eXp Realty, LLC (“eXp Realty”) is a leading, rapidly growing, cloud-based real estate brokerage company in the United States and Canada. We disrupt the traditional real estate model within the markets in which we operate for the benefit of agents and brokers through innovation, use of cloud-based technology and development of world-class agent and broker attraction and retention practices. In 2022, we devoted significant efforts to the ongoing expansion of eXp Solutions™ for our agents, including the launch of Revenos™ and the development and improvement of proprietary software to source quality leads for agents. Our North American Realty segment also includes lead-generation and other real estate support services in North America and Canada. The United States and Canada operating segments are aggregated into one operating segment due to similarities in the markets, economics and management strategy.
●	International Realty: We expanded our business into Australia and the United Kingdom in 2019, into South Africa, India, Mexico, Portugal and France, during 2020 and into Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany in 2021. During 2022 we commenced operations in The Dominican Republic, Greece, New Zealand, Chile and Poland. In addition, in late 2022, we announced operations in Dubai, which are expected to be fully operational in 2023. Throughout our international operations, we disrupt the traditional real estate model for the benefit of agents and brokers through innovation, use of cloud-based technology and development of world-class agent and broker attraction and retention practices.

●	Virbela: We operate over the internet and rely on cloud-based technologies to provide our residential real estate brokerage services. Our brokers and agents leverage our technology, services, data, lead generation and marketing tools to represent residential real estate buyers and sellers. Among other technologies we use to operate our business, our proprietary 3D, fully-immersive, cloud office, has virtual conference rooms, training centers and individual offices in which our management, employees, agents and brokers all work on a daily basis learning from, sharing with, transacting business with and socializing with colleagues from different geographic regions by utilizing avatars in the Virbela platform. Virbela is an immersive technology company that specializes in building virtual worlds and environments for work, education and events. Its portfolio of metaverse and virtual reality (VR) offerings includes Virbela® and Frame™. eXp Realty created a virtual campus — called eXp World — using Virbela’s software which provides 24/7 access to collaboration tools, training and social communities for the company’s real estate agents and employees across our many locations.
●	Other Affiliated Services: Includes key assets such as SUCCESS® magazine, SUCCESS® Coaching and SUCCESS® Health, which provide training, classes, resources, and tools to empower our agents, brokers, staff, and customers to excel and empower their professional development.

Markets and Customers

Real Estate Brokerage: Our clients are primarily residential homeowners and homebuyers in the markets in which we operate as serviced by our international network of independent agents and brokers. These customers are sellers or purchasers of new or existing homes and engage us to aid in the facilitation of the closing of the real estate transaction, including, but not limited to, searching, listing, application processing and other pre- and post-close support. Our experienced agents and brokers are well suited to support our customers’ needs with a high level of professionalism, knowledge and support as they endeavor on one of the largest transactions they will most likely experience.

Our North American Realty segment is comprised of operations in the U.S. and Canadian residential real estate markets. Through our network of independent agents and brokers, we have brokerages in all 50 states in the U.S. residential real estate market and residential real estate markets in most of the Canadian provinces. The U.S. residential real estate market for existing homes, seasonally adjusted, accounted for approximately 4.02 million homes sold with a median existing home sales price of $0.4 million in 2022, based on data released by the National Association of Realtors.

Our International Realty segment operates in the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany, the Dominican Republic, Greece, New Zealand, Chile and Poland. In late 2022, we announced operations in Dubai, which is expected to be fully operational in 2023. Our International Realty segment represented 0.8% of total consolidated revenues in 2022.

Virbela: Our innovative technologies are used primarily by our brokerage real estate agents and their clients within our U.S., Canadian and international markets. Additionally, eXp World Technologies, LLC ("World Tech") has continued to innovate the Virbela portfolio, expanding the product offering to agents, teams and other global companies and organizations who can benefit from having their own, always-on virtual environment for workplace collaboration.

Other Affiliated Services: We provide affiliated services to our agents, brokers and customers that support their professional efforts and personal betterment. Under its ownership, the Company has built upon SUCCESS® magazine and its related media properties to develop a robust SUCCESS® brand of innovative personal and professional development tools, including SUCCESS® Health, SUCCESS® Coaching and SUCCESS® Space.

Competition

Our real estate brokerage competes with local, regional, national and international residential real estate brokerages with respect to the sale of homes and to attract and retain agents, teams of agents, brokers and consumers — both home sellers and buyers. We compete primarily on the basis of our service, culture, collaboration, utilization of cloud-based systems and technologies that reduce costs, while providing relevant and substantial professional development opportunities for our agents and brokers with an opportunity to generate more business and participate in the growth of our company.

Residential real estate brokerage companies typically realize revenues in the form of a commission based on a percentage of the price of each home purchased or sold, which can vary based on industry standards, geographical location and specific customer-agent negotiations, among other factors. Therefore, variability in the commissions earned in the real estate industry exists based on general economic and market factors, as well as price and volume of homes sold. When home prices and the volume of home sale transactions increase (decrease), commissions generally will also increase (decrease). However, we are positioned to earn commissions on either — or both — of the buy side or sell side of residential real estate transactions, as well as the ability to receive other fees for complementary services provided during the close process.

We believe that we are the only international real estate brokerage presently using a 3D immersive office environment in place of physical brick-and-mortar offices. Additionally, this innovative operational structure coupled with our distribution model allows us to effectively enter new markets with speed and flexibility and without much of the investment and cost associated with establishing a traditional brokerage. We also believe our compensation and incentive programs to attract and retain highly productive agents is one of the most compelling in the industry. As such, we believe that we are well-positioned in our competitive landscape.

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

Our operational model and growth strategies necessitate the proprietary technologies used to support our operations now and in the future, as well as requiring us to, at times, consider existing and emerging technology companies for acquisition, partnerships and other collaborative relationships.

Intellectual Property

Our cloud-based real estate brokerage is highly dependent on the proprietary technology that we employ and the intellectual property that we create. “eXp Realty” is one of our registered trademarks in the United States. We have also placed the marks “3D MLS”, “3D Listing Service” and “RE Tech Campus” on the United States Patent and Trademark Office’s Supplemental Register, among others. We also own the rights to key domain names used by our domestic and international brokerages: (e.g., https://exprealty.com and https://exprealty.ca). Additionally, we own registered trademarks and the rights to domain names which are leveraged in our other business segments and in connection with services that complement our real estate brokerage, such as the “SUCCESS” registered trademark and https://success.com. Other proprietary brands key to our suite of services include Revenos, eXp Luxury, SUCCESS Coaching and SUCCESS Health. We have also engaged various third parties to extend enterprise licenses for critical transaction management, CRM and other proprietary software.

While there can be no assurance that registered trademarks and other intellectual property rights will protect our proprietary information, we intend to assert our intellectual property rights against any infringement. Although any assertion of our rights could result in a substantial cost and diversion of management effort, we believe the protection and defense against infringement of our intellectual property rights are essential to our business.

Seasonality of Business

Seasons and weather traditionally impact the real estate industry in the markets in which we operate. Spring and summer seasons historically reflect greater sales periods and, in turn, higher revenues and operating results in comparison to fall and winter seasons. The Company has historically experienced higher revenue during the second and third quarters of its fiscal year due in part to seasonal industry patterns.  By contrast, our technology and affiliate services segments experience generally consistent revenue during the year, with some increased adoption around the Company’s spring and fall events.

Government Regulation

Real Estate Regulation

We primarily serve the residential real estate industry, which is regulated by federal, international, state, provincial and local authorities as well as private associations or state sponsored associations or organizations. We are required to comply with federal, state, provincial and local laws, as well as private governing bodies’ regulations, which combined results in a highly-regulated industry.

We are also subject to federal, international, state and provincial regulations relating to employment, contractor and compensation practices. Except for certain employees who have an active real estate license, virtually all real estate professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the Internal Revenue Service regulations, foreign regulations and applicable state and provincial law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation.

Environmental Regulation

The Company operates in a cloud-based model which, gives us an insignificant physical geographical footprint. Due to this, we are not materially impacted by any environmental regulation.

Other Regulation

Our technology and affiliate services businesses operate in multiple geographies and industries which subject them to various governmental and non-governmental rules and regulations, including without limitation, franchising, fair trade, health and data privacy rules. As we expand into new businesses and markets, we assign and/or engage appropriate personnel to manage and comply with such requirements.

Environmental, Social and Governance Initiatives

As a company dedicated to disrupting the traditional industry model, eXp understands the importance of ingraining environmental, social and governance (ESG) best practices across the organization.

In 2022, we conducted an ESG materiality assessment with the assistance of an external consultant, GlobeScan, to identify the material ESG topics that have the greatest impact on the Company’s success. Our approach included extensive desk research to identify the range of potential environmental, social, governance and economic issues that eXp might face.  To refine and prioritize the issues, a series of 16 in-depth interviews were conducted with key internal and external stakeholders to understand their expectations and perceptions of eXp’s business and environmental and social impacts. These interviews included a range of constituents such as eXp executives, agents, industry associations, investors, customers, academics and sustainability experts. Additionally, we conducted a data-driven analysis of issue areas through a structured online questionnaire. The company-wide survey was delivered in January 2023 to our leadership team, employees and agents. The objective of the survey was to assess and prioritize issues influencing eXp's business success.

The results of the materiality assessment were provided to the Company’s Board and management to identify our key focus areas and to develop a strategy to address the material ESG topics identified in the assessment.

Impact on society

Agent / employee diversity, inclusion / equity

Anti-corruption / anti-bribery

Business ethics / integrity / transparency

Community engagement/impact

Data privacy / cyber security

Energy use / greenhouse gas emissions

ESG governance / education

Executive compensation

Market presence / expansion

Non-discrimination of clients / communities

Physical/psychological safety

Cloud technology to lower environmental impact

Remote working culture

Responsible marketing/content practices

Responsible tax behavior

Product / service accessibility / social inclusion

Talent attraction / retention

Training/coaching / development

Waste / electronic waste

Resilience to climate / other global impacts

Responsible supply chain / service providers

Impact on business

During 2022, the Company had various social initiatives, including the following:

●	Community Involvement: Our employees, agents and brokers are our best embodiment of the Company’s commitment to community as a core value. Many of our employees, agents and brokers are involved in their own communities to support the betterment of lives. The Company also sponsors many community initiatives which are well attended by our employees, agents and brokers. The first week of October of each year is designated “I Heart eXp” week and employees, agents and brokers across the U.S. mobilize to take part in community charity initiatives. Beginning in May 2021, the Company entered into a joint initiative with New Story, an international nonprofit that pioneers solutions to end global homelessness, to build 100 homes in the Morelos region of Mexico after it suffered damages from a 7.1 magnitude earthquake. Many employees and agents donated directly to New Story as part of this effort and donations were matched by our founder and CEO Glenn Sanford up to $300,000. Additionally, in 2021, eXp’s affiliated nonprofit, eXtend-a-Hand, was granted 501(c)(3) status by the Internal Revenue Service. eXtend-a-Hand’s mission is to provide financial assistance to independent agents of the Company who suffer catastrophic events, including, without limitation, natural disasters, illness and accidents and in the case of dependents or designated beneficiaries, the death of their independent agent family member. The Company is devoted to agent well-being and continued to expand the reach of eXtend-a-Hand during 2022.
●	Diversity and Inclusiveness: We are committed to creating an equitable, diverse and inclusive culture for our employees, agents and brokers. Our Employee Experience team operates under the human resources department and supports this mission with diversity, equity and inclusion practices to support employee engagement and global collaboration. In 2019, we formed the ONE eXp initiative, which is an internal group available to our agents, brokers and employees to discuss, promote and propose business actions that encourage diversity, equity, belonging and inclusion. ONE eXp is also an important vehicle by which we connect diverse agents and brokers with clients identifying as and/or seeking out diverse representation in their home purchase or selling journey. Since its inception, ONE eXp has formed many dedicated subgroup networks, including networks for agents, brokers and employee promoting and/or identifying as Latino, South Asian, Asian, Middle Eastern, Black, LGBTQIA+, Women, senior, young professional and/or person with disabilities and new groups are being added regularly.

Human Capital

Our employees, including our brokers and our independent contractor real estate agents, represent the human capital investments imperative to our operations. As of December 31, 2022, the Company had approximately 2,016 full-time equivalent employees and 86,203 real estate agents. Our employees are not members of any labor union and we have never experienced business interruptions due to labor disputes. We also utilize part-time and temporary employees and consultants when necessary; in many of our foreign markets we rely on the use of indirect employment structures where personnel providing certain services to the foreign entities are employed by a contractor of the Company and are not employed by the Company.

Management: Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, business development and technological research and development. We have successfully expanded our current management to retain skilled employees with experience relevant to our business and intend to continue with this initiative. Our management’s relationships with agents, brokers, technology providers and customers will provide the foundation through which we expect to grow our business in the future. We believe the skill set of our management team will be a primary asset in the development of our brands and trademarks.

Talent and Culture:  Our business is driven by nine core values of community, sustainability, integrity, service, collaboration, innovation, transparency, agility and fun. At eXp, these core values are manifested throughout everything we do and support the Company’s overall vision and shape our culture. We believe that our ongoing success is attributable in large part to our eXp employees who work across the U.S. and internationally in the cloud environment to support our agent-centric business model and core values. Attracting and retaining employee talent is a high priority for us and we look to hire passionate and driven individuals who want to be a part of our mission to continue to grow the brokerage and our related suite of services. We also value transparency and are committed to an open and accountable workplace where employees are empowered to raise issues. The Company provides multiple channels to speak up, ask for guidance and report concerns. eXp has been named one of the Best Places to Work on Glassdoor for each of the years 2019 through 2022. In 2021 and 2022, we were named as one of the Top 100 Companies to Watch for Remote Jobs by FlexJobs.

Health & Safety: Our employees operate in a fully remote environment and are located across the U.S. and internationally. During 2022, our human resources department expanded on our existing health and safety benefit offerings to support the health and safety of our employees in their remote work environments.

Independent Agent and Broker Support: We provide entrepreneurial business opportunities and a competitive compensation structure to our agents and brokers. Additionally, our agents and brokers have a unique choice to attain a greater vested interest in eXp through the acceptance of equity awards in eXp stock as part of their compensation packages. These programs and our agent support platforms — including training, back-office support and communications — allow agents and brokers to successfully operate their own businesses that are aligned with our strategies and goals, creating synergies across our distribution network. We believe it is critical to our success that agent voices are heard at every level of the Company, including management, whose mission is supported by our Agent Advisory Council. Refer to our Agent Advisory Council section of our website at https://expworldholdings.com/agent-advisory-council/ for information on agent participation in the management of eXp. Information contained on our website is not incorporated by reference into this report.

As the Company grows, management continually researches new directives and implementation efforts for the long-term success of the Company.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and information  for the previous twelve-months are available free of charge through our website at www.expworldholdings.com/investors/sec-filings/. Additionally, the SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Our Company also uses the following channels as a means of disclosing information about the Company on a broad, non-exclusionary basis, including information about our brokerage, upcoming investor and industry conferences, our planned financial and other announcements and other matters and for complying with our disclosure obligations under Regulation FD:

eXp website (www.expworldholdings.com)

eXp Realty Twitter Account (https://twitter.com/eXpRealty)

eXp World Holdings Twitter Account (https://twitter.com/eXpWorldIR)

eXp Realty Facebook Page (https://www.facebook.com/eXpRealty)

eXp World Holdings Facebook Page (https://www.facebook.com/eXpWorldHoldings)

eXp Realty Instagram Page (https://www.instagram.com/eXpRealty_)

eXp World Holdings Instagram Page (https://www.instagram.com/eXpWorldHoldings)

Please note that this list may be updated from time to time. The contents of any website referred to in this Annual Report on Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file with the SEC and any references to our websites are intended to be inactive textual references only.

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

Risks Related to Our Industries

Our profitability is tied to the strength of the residential real estate market, which is subject to a number of general business and macroeconomic conditions beyond our control.

Our profitability is closely related to the strength of the residential real estate market, which is cyclical in nature and typically is affected by changes in national, state and local economic conditions, which are beyond our control. Macroeconomic conditions that could adversely impact the growth of the real estate market and have a material adverse effect on our business include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of obtaining mortgages, an increase in foreclosure activity, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disasters or adverse weather events, or the public perception that any of these events may occur. Unfavorable general economic conditions, such as a recession or economic slowdown, in the U.S., Canada, or other markets we enter and operate within, could negatively affect the affordability of and consumer demand for, our services, which could have a material adverse effect on our business and profitability. In addition, international, federal and state governments, agencies and government-sponsored entities such as Fannie Mae, Freddie Mac and Ginnie Mae could take actions that result in unforeseen consequences to the real estate market or that otherwise could negatively impact our business.

Monetary policies of the U.S. federal government and its agencies may have a material adverse impact on our operations.

The U.S. real estate market is substantially reliant on the monetary policies of the U.S. federal government and its agencies and is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S., which, in turn impacts interest rates. Our business could be negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of home sale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home. Similarly, in higher interest rate environments, potential home-buyers may choose to rent rather than pay higher mortgage rates. Changes in the interest rate environment and mortgage market are beyond our control and are difficult to predict and, as such, could have a material adverse effect on our business and profitability.

General changes in consumer attitudes and behaviors could negatively impact homesale transaction volume.

The real estate market is affected by changes in consumer attitudes and behaviors, including as a result of changing attitudes toward and behaviors related to home ownership. Certain real estate markets have or may experience a decline in homeownership based on changing social behaviors, including as a result of declining marriage and birth rates. Because of these changing attitudes and behaviors, consumers may be more or less likely to prefer renting a home versus purchasing a home. In the event consumer attitudes and behaviors in any of our markets cause a declining interest in home purchasing, it may adversely impact the volume of home sale transactions closed by our brokers and agents and, as such, could have a material adverse effect on our business and profitability.

Home inventory levels may result in excessive or insufficient supply, which could negatively impact home sale transaction growth.

Home inventory levels have been meaningfully declining or increasing in certain markets and price points in recent years. In both instances, homeowners are more likely to retain their homes for longer periods of time resulting in a negative impact on home sale volume growth. Insufficient home inventory levels can cause a reduction in housing affordability, which can result in potential home buyers deferring entry or reentry into the residential real estate market. Alternatively, excessive home inventory levels can contribute to a reduction in home values, which can result in some potential home sellers deferring entry into the residential real estate market. These inventory trends are caused by many pressures outside of our control, including slow or accelerated new housing construction, macroeconomic conditions, real estate industry models that purchase homes for long-term rental or corporate use and other market conditions and behavioral trends discussed herein. In January 2022, the U.S. reported a record low for home inventory levels, which remained low through the remainder of 2022. Continuing constraints on home inventory levels may adversely impact the volume of home sale transactions closed by our brokers and agents and, as such, could have a material adverse effect on our business and profitability.

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

Real estate listings precede sales and a period of poor listings activity will negatively impact revenue. Past performance in similar seasons or during similar weather events can provide no assurance of future or current performance and macroeconomic shifts in the markets we serve can conceal the impact of poor weather or seasonality.

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

Homesale transaction volume can be impacted by natural disasters and other climate-related interruptions.

Natural disasters are occurring more frequently and/or with more intense effects and may impact general population trends. Areas afflicted by natural disasters may experience a decline in home sale transaction volume due to home destruction and/or general population movement out of the afflicted area.  Such events can make it difficult or impossible for home owners and builders to sell their homes and result in slowdowns in home sale transaction volume. Because the real estate industry relies on home sale transactions, climate crises can exacerbate negative financial results for real estate companies operating in particularly affected areas.

Risks Related to our General Business and Operations

We may be unable to effectively manage rapid growth in our business.

We may not be able to scale our business quickly enough to meet the growing needs of our affiliated real estate professionals and if we are not able to grow efficiently, our operating results could be harmed. As the Company adds new real estate professionals, it will need to devote additional financial and human resources to improving its internal systems, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including support of our affiliated real estate professionals as our workforce and agent network expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced real estate professional satisfaction. These issues could reduce the attractiveness of our Company to existing real estate professionals who might leave the Company, as well as resulting in decreased attraction of new real estate professionals. Even if we are able to upgrade our systems and expand our employees, such expansion may be expensive, complex and place increasing demands on our management. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure and we may not be successful in maintaining adequate financial and operating systems and controls as we expand. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

We may be unable to attract and retain additional qualified personnel.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other real estate brokerages for qualified brokers who manage our operations in each state. We must also compete with technology companies for developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled service and operations professionals and we may not be successful in attracting and retaining the professionals we need. Additionally, in order to realize the potential benefits of acquisitions, we may need to retain employees from the acquired businesses or hire additional personnel to fully capitalize on the opportunities that such acquisitions may offer and we may not be successful in retaining or attracting such individuals following an acquisition. From time to time in the past we have experienced and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines or continues to experience significant volatility, our ability to attract or retain key employees may be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

We have experienced net losses in recent years and, because we have a limited operating history, our ability to fully and successfully develop our business is unknown.

We had a history of operating at losses since our inception in October 2009 until the fourth quarter of 2020 and have had consecutive periods of income since that time. Our ability to realize consistent, meaningful revenues and profit over a sustained period has not been established over the long term and cannot be assured in future periods.

While we believe that we have made significant progress in revenue growth and managing our overhead by implementing our cloud-based technology strategy, our services must achieve broad market acceptance by consumers and we must continue to grow our geographical reach, attract more agents and brokers and increase the volume of our residential real-estate transactions. If we are unsuccessful in continuing to gain market acceptance, we will not be able to generate sufficient revenue to continue our business operations and could recognize future operating and net losses.

Despite our ongoing efforts to build revenue growth, both organically and through acquisitions and to control the anticipated expenses associated with the continued development, marketing and provision of our services, we may not be able to consistently generate significant net income and cash flows from operations in the future.

We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which may adversely affect our profitability.

As of December 31, 2022, we had federal, state and foreign net operating losses carryforward due to prior years’ losses. The pre-fiscal 2018 federal, certain state and foreign net operating losses will carry forward for a limited number of years. Federal, as well as, some state and foreign net operating losses generated in and after fiscal 2018, do not expire and can be carried forward indefinitely. We also have recorded federal research tax credits for the years 2019, 2020, 2021 and 2022 which will carry forward for 20 years and are expected to be fully utilized before expiration. A nominal portion of our net operating loss may expire, increasing future income tax liabilities which may adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, in any taxable year, may be limited if we experience an "ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

Our effective tax rate could increase due to several factors, including: changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates; changes in tax laws, tax treaties and regulations or the interpretation of them, including the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which requires research and experimental expenditures attributable to research conducted in the United States to be capitalized as of January 1, 2022 and amortized over a five-year period or expenditures attributable to research conducted outside the United States to be amortized over a 15 year period; the Inflation Reduction Act of 2022 which imposes a 1% non-deductible excise tax on repurchase of stock that are made by U.S. publicly traded corporations after December 31, 2022; changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies and the economic and political environments in which we do business; the outcome of current and future tax audits, examinations or administrative appeals; and limitations or adverse findings regarding our ability to do business in some jurisdictions.

In particular, new income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us and certain aspects of the Tax Act could be repealed or modified in future legislation.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses and other deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

We intend to evaluate acquisitions, mergers, joint ventures or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business and growth strategy, we evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses, as well as other real estate brokerages. If we are not able to effectively integrate acquired businesses and assets or successfully execute on joint venture strategies, our operating results and prospects could be harmed. Since 2019, we have acquired new technology and operations and entered into various joint venture arrangements. We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development, including our July 2022 acquisition of Zoocasa. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. The success of our future joint venture strategies will depend on our ability to identify, negotiate, complete and successfully manage and grow joint ventures with other parties. In addition, acquisitions and joint ventures could cause potentially dilutive issuances of equity securities or incurrence of debt.

Acquisitions and joint ventures are inherently risky and any we complete may not be successful. Any acquisitions and joint ventures we pursue would involve numerous risks, including the following:

●	difficulties in integrating and managing the operations and technologies of the companies we acquire, including higher than expected integration costs and longer integration periods;
●	diversion of our management’s attention from normal daily operations of our business;
●	our inability to maintain the customers, key employees, key business relationships and reputations of the businesses we acquire;
●	our inability to generate sufficient revenue or business efficiencies from acquisitions or joint ventures to offset our increased expenses associated with acquisitions or joint ventures;
●	our responsibility for the liabilities of the businesses we acquire or gain ownership in through joint ventures, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition, their infringement or alleged infringement of third-party intellectual property, contract or data access rights prior to the acquisition, or failure to comply with regulatory standards applicable to new business lines;
●	difficulties in complying with new markets or regulatory standards to which we were not previously subject;
●	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire or gain ownership in through joint ventures and increased risk that our internal controls will be ineffective;
●	operations in a nascent state depend directly on utilization by eXp Realty agents and brokers and new and existing customers;
●	adverse effects of acquisition and joint venture activity on the key performance indicators we use to monitor our performance as a business; and
●	inability to fully realize intangible assets recognized through acquisitions or joint ventures and related non-cash impairment charges that may result if we are required to revalue such intangible assets.

Our failure to address these risks or any other challenges we encounter with our future acquisitions, joint ventures and investments could cause us to not realize all or any of the anticipated benefits of such acquisitions, mergers, joint ventures or investments, incur unanticipated liabilities and harm our business, which could negatively impact our operating results, financial condition and cash flows.

Our international operations are subject to risks not generally experienced by our U.S. operations.

In addition to operating in Canada, we expanded our business into Australia and the United Kingdom in 2019 and into South Africa, India, Mexico, Portugal and France, during 2020 and into Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany in 2021. During 2022 we commenced operations in the Dominican Republic, Greece, New Zealand, Chile and Poland and announced the opening of the Dubai market, which is expected to be fully operational in 2023. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and, therefore, affect our profitability include:

●	fluctuations in foreign currency exchange rates;
●	exposure to local economic conditions and local laws and regulations;
●	employment laws that are significantly different that U.S. laws;
●	diminished ability to legally enforce our contractual rights and use of our trademarks in foreign countries;
●	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;
●	restrictions on the ability to obtain or retain licenses required for operations;

●	withholding and other taxes on third-party cross-border transactions as well as remittances and other payments by subsidiaries;
●	onerous requirements, subject to broad interpretation, for indirect taxes and income taxes that can result in audits with potentially significant financial outcomes;
●	changes in foreign taxation structures;
●	compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act, or similar laws of other countries;
●	uncertainties and effects of the implementation of the United Kingdom’s withdrawal of its membership from the European Union (referred to as Brexit), including financial, legal and tax implications; and
●	regional and country specific data protection and privacy laws including the European Union’s General Data Protection Regulation (“GDPR”).

In addition, activities of agents and brokers outside of the U.S. are more difficult and more expensive to monitor and improper activities or mismanagement may be more difficult to detect. Negligent or improper activities involving our agents and brokers may result in reputational damage to us and may lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability which, if determined adversely, could increase costs and subject us to incremental liability for their actions.

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

As the number of agents and brokers in our company grows, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, including, but not limited to, our cloud office platform. Loss of key personnel or the lack of adequate staffing with the requisite expertise and training could impede our efforts in this regard. If our systems and technologies lack capacity or quality sufficient to service agents and their clients, then the number of agents who wish to use our products could decrease, the level of client service and transaction volume afforded by our systems could suffer and our costs could increase. In addition, if our systems, procedures or controls are not adequate to provide reliable, accurate and timely financial and other reporting, we may not be able to satisfy regulatory scrutiny or contractual obligations with third parties and may suffer a loss of reputation. Any of these events could negatively affect our financial position.

Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations.

The performance and reliability of our systems and operations are critical to our reputation and ability to attract agents, teams of agents and brokers into our company as well as our ability to service home-buyers and sellers. Our systems and operations are vulnerable to security breaches, interruption or malfunction due to events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third-party vendors to provide the cloud office platform and to provide additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially reduce the transaction volume that can be processed with our systems, impair quality of service, increase costs, prompt litigation and other consumer claims and damage our reputation, any of which could substantially harm our financial condition.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers. In the ordinary course of our business, we and our agents and brokers collect and store sensitive data, including proprietary business information and personal information about our clients and customers. Our business and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our clients and customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents and brokers to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage and compensation to clients, customers and business partners. We may also be subject to legal claims, government investigation and additional state and federal statutory requirements.

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and foreign privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the services we provide to our customers and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.

We are actively and intend to continue, developing new products and services complementary to our brokerage business and our failure to accurately predict their demand or growth could have an adverse effect on our business.

We are actively and intend in the future to continue, investing resources in developing new technology, services, products and other offerings complementary to our brokerage business. New business initiatives are inherently risky and may involve unproven business strategies and markets with which we have limited or no prior development or operating experience. Risks from these new initiatives include those associated with potential defects in the design, ongoing development and maintenance of technologies, reliance on data or user inputs that may prove inadequate or unavailable, failure to design products and services in a way that is more effective or affordable than competing third-party products and services and failure to scale businesses as they grow, among others. As a result of these risks, we could experience increased legal claims, reputational damage, financial loss or other adverse effects, which could be material. We can provide no assurance that we will be able to efficiently or effectively develop, commercialize and achieve market acceptance of new products and services. Additionally, the human and financial capital committed to develop new products and services may either be insufficient or result in expenses that exceed the revenue actually originated from these new products and services. In addition, our efforts to develop new products and services could distract management from current operations and could divert capital and other resources from our existing business, including our brokerage business. Failure to achieve the expected benefits of our investments may occur and could harm our business.

Risks Related to our Real Estate Business

We may be unable to maintain our agent growth rate, which would adversely affect our revenue growth and results of operations.

We have experienced rapid and accelerating growth in our real estate broker and agent base. During the year ended December 31, 2022, our agent and broker base grew to 86,203 agents and brokers, or by 21%, from 71,137 agents and brokers as of December 31, 2021. Because we derive revenue from real estate transactions in which our brokers and agents receive commissions, the amount and rate of growth of our revenue typically correlate to the amount and rate of growth of our agent and broker base, respectively. The rate of growth of our agent and broker base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. We cannot assure that we will be able to maintain our recent agent growth rate or that our agent and broker base will continue to expand in future periods. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our business, results of operations, financial condition and cash flows.

Inflation and rising interest rates have and may continue to contribute to declining real estate transaction volumes, which have and may continue to materially impact operating results, profits and cash flows.

Inflation and rising interest rates have generally impacted real estate transaction volumes in the U.S., Canada and other international markets. During 2022, the Company has experienced declining transaction volume, which has had an impact on operating results in the last few months of 2022. If we are not able to organically grow our market share, to offset the declining transactions, our operating results, profits and cash flow may be materially impacted in the event interest rates stay level or continue to rise. The Company believes that it continues to be well positioned for growth in the current economic climate, due to our strong base of agent support, along with our efficient operating model, with lower fixed costs and no brick-and-mortar locations.

If we fail to grow in the various local markets that we serve or are unsuccessful in identifying and pursuing new business opportunities our long-term prospects and profitability will be harmed.

To capture and retain market share in the various local markets that we serve, we must compete successfully against other brokerages for agents and brokers and for the consumer relationships that they bring. Our competitors could lower the fees that they charge to agents and brokers or could raise the compensation structure for those agents. Our competitors may have access to greater financial resources than us, allowing them to undertake expensive local advertising or marketing efforts. In addition, our competitors may be able to leverage local relationships, referral sources and strong local brand and name recognition that we have not established. Our competitors could, as a result, have greater leverage in attracting new and established agents in the market and in generating business among local consumers. Our ability to grow in the local markets that we serve will depend on our ability to compete with these local brokerages.

We may implement changes to our business model and operations to improve revenues that cause a disproportionate increase in our expenses or reduce profit margins. For example, we may allocate resources to acquiring lower margin brokerage models and have invested in the development of a mortgage servicing division, a commercial real estate division, a title and escrow company, a mortgage lending company, a personal development company and a continuing education division. Expanding our service offerings could involve significant up-front costs that may only be recovered after lengthy periods of time. The barrier to entry in new real estate markets is low given our cloud-based operating model; however, attempts to pursue new business opportunities could result in a disproportionate increase in our expenses and in reduced profit margins. In addition, expansion into new markets and business lines, including internationally, could expose us to additional compliance obligations and regulatory risks. If we fail to continue to grow in the local markets we serve or if we fail to successfully identify and pursue new business opportunities, our long-term prospects, financial condition and results of operations may be harmed and our stock price may decline.

Our value proposition for agents and brokers includes allowing them to participate in the revenues of our Company and is not typical in the real estate industry. If agents and brokers do not understand our value proposition, we may not be able to attract, retain and incentivize agents.

Participation in our revenue sharing plan represents a key component of our agent and broker value proposition. Agents and brokers may not understand or appreciate its value due to the intricacies of our programs. In addition, agents may not appreciate other components of our value proposition, including the cloud office platform, the mobility it affords, the systems and tools that we provide to agents and brokers and the professional development opportunities we create and deliver. If agents and brokers do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we may not be able to attract, retain and incentivize new and existing agents and brokers to grow our revenues.

Risks Related to our Virbela Business

The utilization of a 3D cloud-based immersive office as a suitable substitute for a physical brick-and-mortar location is a new and unproven strategy and we cannot guarantee that we will be able to operate and grow within its confines.

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

Innovation has been critical to our ability to compete against other brokerages for clients and agents. For example, we have pioneered the utilization of a 3D immersive online office environment in the real estate market, which reduces our need for office space and facilitates the transaction of business away from an office. If competitors follow our practices or develop innovative practices, our ability to achieve profitability may diminish or erode. For example, certain other brokerages could develop or license cloud-based office platforms that are equal to or superior to ours. If we do not remain on the forefront of innovation, we may not be able to achieve or sustain profitability.

The market for internet products and services including, without limitation, 3D immersive experiences, virtual reality and augmented reality is characterized by rapid technological developments, evolving industry standards and consumer demands and frequent new product introductions and enhancements. The Company’s future success will depend in significant part on its ability to continually improve the performance, features and reliability of its internet-based virtual environment, its tools and other properties in response to both evolving demands of the marketplace and competitive product offerings and there can be no assurance that the Company will be successful in doing so. In addition, the widespread adoption of new virtual reality and augmented reality applications through new technology developments could require fundamental changes in the Company’s services.

Risks Related to Legal and Regulatory Matters

We offer our independent agents the opportunity to earn additional commissions through our revenue sharing plan, which pays under a multi-tiered compensation structure similar in some respects to network marketing. Network marketing is subject to intense government scrutiny and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.

Various laws and regulations in the United States and other countries regulate network marketing. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions and administrative orders. Network marketing regulations are inherently fact-based and often do not include "bright line" rules. Additionally, we are subject to the risk that the regulations, or a regulator's interpretation and enforcement of the regulations, could change. From time to time, we have received requests to supply information regarding our revenue sharing plan to regulatory agencies. We could potentially in the future be required to modify our revenue sharing plan in certain jurisdictions in order to comply with the interpretation of the regulations by local authorities.

In the United States, the Federal Trade Commission (“FTC”) has entered into several highly publicized settlements with network marketing companies that required those companies to modify their compensation plans and business models. Those settlements resulted from actions brought by the FTC involving a variety of alleged violations of consumer protection laws, including misleading earnings representations by the companies' independent distributors, as well as the legal validity of the companies' business model and distributor compensation plans. FTC determinations such as these have created an ambiguity regarding the proper interpretation of the law and regulations applicable to network marketing companies in the U.S. Although a consent decree between the FTC and a specific company does not represent judicial precedent, FTC officials have indicated that the network marketing industry should look to these consent decrees and the principles contained therein, for guidance. Additionally, following the issuance of these consent decrees, the FTC issued non-binding guidance to the network marketing industry, suggesting it was intending to reinforce the principles contained in the consent decrees and provide other operational guidance to the network marketing industry.

While we strive to ensure that our overall business model and revenue sharing plan, are regulatory compliant in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.

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

In general, the laws, rules and regulations that apply to our business practices include, without limitation, the Real Estate Settlement Procedures Act (“RESPA”), the federal Fair Housing Act, the Dodd-Frank Act, the Exchange Act and federal advertising and other laws, as well as comparable state statutes; rules of trade organizations such as NAR, local MLSs and state and local AORs; licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services, including without limitation, our mortgage lending services; privacy regulations relating to our use of personal information collected from the registered users of our websites; laws relating to the use and publication of information through the internet; and state real estate brokerage and mortgage lending licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses.

Additionally, the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (“Mortgage Act”), which imposes a number of additional requirements on lenders and servicers of residential mortgage loans, by amending certain existing provisions and adding new sections to RESPA and other federal laws. It also broadly prohibits unfair, deceptive or abusive acts or practices and knowingly or recklessly providing substantial assistance to a covered person in violation of that prohibition. The penalties for noncompliance with these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers.

As we expand our business into new international markets, including our existing international markets, we are subject to additional foreign governmental regulation. Ensuring compliance with these newly applicable laws could substantially increase our operating expenses. In addition, entry into these new markets exposes us to increased risk and liability. A violation of any of these applicable laws could have a material adverse effect on our business.

Maintaining legal compliance is challenging and increases our costs due to resources required to continually monitor business practices for compliance with applicable laws, rules and regulations and to monitor changes in the applicable laws themselves.

We may not become aware of all the laws, rules and regulations that govern our business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions and the difficulties in achieving both company-wide and region-specific knowledge and compliance.

If we fail, or we have alleged to have failed, to comply with any existing or future applicable laws, rules and regulations, we could be subject to lawsuits and administrative complaints and proceedings, as well as criminal proceedings. Our noncompliance could result in significant defense costs, settlement costs, damages and penalties.

Our business licenses could be suspended or revoked, our business practices enjoined, or we could be required to modify our business practices, which could materially impair, or even prevent, our ability to conduct all or any portion of our business. Any such events could also damage our reputation and impair our ability to attract and service home-buyers, home sellers, agents, clients and customers as well our ability to attract brokerages, brokers, teams of agents and agents to our company, without increasing our costs.

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

Except for our employed state brokers and commission only employees, all real estate professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the taxing authorities’ regulations and applicable laws regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation and it might be determined that the independent contractor classification is inapplicable to any of our affiliated real estate professionals. Further, if legal standards for classification of real estate professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation and benefits structure for our affiliated real estate professionals in some or all of our markets, including by paying additional compensation or reimbursing expenses.

In the future we could incur substantial costs, penalties and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees, in defending future challenges by our affiliated real estate professionals to our employment classification or compensation practices.

We are subject to certain risks related to legal proceedings filed by or against us and adverse results may harm our business and financial condition.

We are subject to risk of and are from time to time involved in, or may in the future be subject to, claims, suits, government investigations and proceedings arising from our business, including actions with respect to securities, intellectual property, privacy, information security, data protection or law enforcement matters, tax matters, labor and employment, including claims challenging the classification of our agents and brokers as independent contractors and compliance with wage and hour regulations and claims alleging violations of RESPA or state consumer fraud statutes and commercial arrangements. We are also subject to risk related to shareholder derivative actions, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including our agents, brokers, third-party service or product providers and purported class action lawsuits.

We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards. Adverse results in such litigation and other proceedings may harm our business and financial condition. Class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms) and be required to pay royalties. In the case of securities litigation and proceedings, adverse outcomes could include the cancellation, invalidation, or modification of our existing equity incentive program.

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. At present, we are not involved in any material pending legal proceedings and there are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to our interest.

We are and may, in the future, be blocked from or limited in providing our agent compensation plans in certain jurisdictions and may be required to modify our business model in those jurisdictions as a result.

Our agent compensation plans represent a key lever in our strategy to attract and retain independent agents and brokers and are subject to various international, federal, state, territorial and local laws, rules and regulations which differ in each of our existing and future markets. As a result, we are and may, in the future, be blocked from or limited in providing each of our agent compensation plans in certain markets. In addition, these laws, rules and regulations are subject to judicial and agency interpretation and it might be determined that our agent compensation plans are not permitted to be offered to independent contractors. In response to such limitations, we have and may, in the future, be required to modify our agent compensation practices in such markets. Failure to comply with applicable law, rules and regulations or failure to subsequently modify our business model in certain jurisdictions to effectively attract and retain agents and brokers could negatively affect our business, results of operations or financial condition. The costs attributable to developing compliant agent compensation plans can be significant and could adversely affect our financial condition.

If we fail to protect the privacy and personal information of our customers, agents or employees, we may be subject to legal claims, government action and damage to our reputation.

Hundreds of thousands of consumers, independent contractors and employees have shared personal information with us during the normal course of our business processing real estate transactions. This includes, but is not limited to, Social Security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers and email addresses. To run our business, it is essential for us to store and transmit this sensitive information in our systems and networks. At the same time, we are subject to numerous laws, regulations and other requirements that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices and limit the use, disclosure, or transfer of personal data across country borders. Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers and heightened compliance costs. These ongoing changes to privacy and cybersecurity laws also may make it more difficult for us to operate our business and may have a material adverse effect on our operations. For example, the European Union’s GDPR conferred new and significant privacy rights on individuals (including employees and independent agents) and materially increased penalties for violations. In the U.S., California enacted the California Consumer Privacy Act — which went into full effect in 2021 — imposing new and comprehensive requirements on organizations that collect and disclose personal information about California residents. In March 2017, the New York Department of Financial Services’ cybersecurity regulation went into effect, requiring regulated financial institutions to establish a detailed cybersecurity program. Program requirements include corporate governance, incident planning, data management, system testing, vendor oversight and regulator notification rules. Now, other state regulatory agencies are expected to enact similar requirements following the adoption of the Insurance Data Security Model Law by the National Association of Insurance Commissioners that is consistent with the New York regulation.

Any significant violations of privacy and cybersecurity could result in the loss of new or existing business, litigation, regulatory investigations, the payment of fines, damages and penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, concern among potential home-buyers or sellers about our privacy practices could result in regulatory investigations, especially in the European Union as related to the GDPR. Additionally, concern among potential home-buyers or sellers could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personal information.

SUCCESS Lending and SUCCESS Franchising are new business initiatives with regulatory and compliance risks, many of which are beyond our control.

The SUCCESS Lending and SUCCESS Franchising businesses, both launched in 2021, have limited operating histories and have encountered and will continue to encounter risks, uncertainties, difficulties and expenses, including, without limitation, ongoing compliance with a complex and evolving regulatory environment. If we are not able to timely and effectively respond to these requirements, or if risks arise outside our reasonable ability to respond effectively, our business and financial condition may be harmed.

Additionally, SUCCESS Lending relies on third-party sources, including credit bureaus, for credit, identification, employment and other relevant information in order to review and select qualified borrowers. If this information becomes unavailable, becomes more expensive to access or is incorrect, our business may be harmed.

Risks Related to Our Stock

Glenn Sanford, our Chairman and Chief Executive Officer, together with Penny Sanford, a significant shareholder, Jason Gesing, a director and our Chief Industry Relations Officer and Gene Frederick, a director and agent, own a significant percentage of our stock and have agreed to act as a group on any matter submitted to a vote of our stockholders. As a result, the trading price for our shares may be depressed and they can take actions that may be adverse to the interests of our other stockholders.

On November 2, 2022, Glenn Sanford, Penny Sanford, Jason Gesing and Gene Frederick filed an amended Schedule 13D with the Securities and Exchange Commission, which disclosed that they beneficially owned approximately 51.73% of our outstanding common stock as of September 30, 2022 and that they had agreed to vote their shares as a group with respect to the election of directors and any other matter on which our shares of common stock are entitled to vote. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with a controlling stockholder group. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board of Directors, Mr. Sanford controls the management of our business and affairs. Together, Messrs. Sanford, Gesing and Frederick hold three of our seven board seats. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for and intend to rely on, exemptions from certain corporate governance requirements.

As of September 30, 2022, Glenn Sanford, Penny Sanford, Jason Gesing and Gene Frederick beneficially owned approximately 51.73% of the total combined voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of Nasdaq corporate governance standards.

Under Nasdaq rules, a company of which more than 50% of the voting power Nasdaq is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance standards, including:

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

We intend to use these exemptions. As a result, we will not have a majority of independent directors, our compensation and our nominating and corporate governance committees will not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Consequently, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we can issue additional shares of common stock and because we issue stock under Equity Incentive Plans, our stockholders may experience dilution in the future.

We are authorized to issue up to 900,000,000 shares of common stock, of which 171,656,030 shares were issued and 152,839,239 shares were outstanding as of December 31, 2022. Additionally, the Company maintains a 2015 Equity Incentive Plan from which employees, agents, brokers and certain service providers of the Company and its affiliates can receive awards of the Company’s common stock. As of December 31, 2022, there were 84,011,043 shares registered and authorized under the 2015 Equity Incentive Plan, of which 28,125,785 are available for future issuance. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, current stockholders may experience more dilution in their ownership of our common stock in the future.

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

In addition, the stock markets have experienced periods of high price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies, including technology companies and real estate brokerages. Such price fluctuations can be unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business.

Because we may not pay any cash dividends on our shares of common stock in the near future, our stockholders may not be able to receive a return on their shares unless they sell them.

On August 4, 2021, the Company’s Board of Directors declared and subsequently paid its first cash dividend. The Company then declared and paid subsequent dividends during each quarter of the fiscal year ended December 31, 2022. There is no assurance that future dividends will be paid and if dividends are paid, there is no assurance with respect to the amount of any such dividend. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements and other factors as the board of directors considers relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board of Directors. Among other things, these provisions:

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

Our principal corporate office is located at 2219 Rimland Drive, Suite 301, Bellingham, WA and is leased office space. We also lease small office spaces in a number of regions in which we operate, in order to comply with regulatory and licensing requirements within those jurisdictions and, in certain instances, to provide office space to our managing brokers and drop-in space for our agents. In some of these instances, the managing brokers are financially responsible for a significant portion of the rental expense associated with a leased office space. We generally do not provide office space for the agents other than for drop-in service. We do not own any real property. We believe that leased facilities are adequate to meet current needs and that additional facilities will be available for lease to meet future needs.

Item 3.	LEGAL PROCEEDINGS

Refer to Item 1A. – Risk Factors” and Part II, Item 8. Financial Statements and Supplementary Data, Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this report for additional information on the Company’s legal proceedings.

The Company believes that it has adequately and appropriately accrued for legal matters. We recognize expenses for legal claims when payments associated with the claims become probable and can be reasonably estimated.

Litigation and other legal matters are inherently unpredictable and subject to substantial uncertainties and adverse resolutions could occur. In addition, litigation and other legal matters, including class-action lawsuits, government investigations and regulatory proceedings can be costly to defend and, depending on the class size and claims, could be costly to settle. As such, the Company could incur judgments, penalties, sanctions, fines or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.

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

Holders of Record

As of February 17, 2023, we had approximately 116,394 shareholders of record which hold shares of the Company’s common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

During 2022, the Company’s Board of Directors declared the following dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 17, 2022	March 11, 2022	March 31, 2022	$0.040
April 29, 2022	May 16, 2022	May 31, 2022	$0.040
July 29, 2022	August 12, 2022	August 29, 2022	$0.045
October 27, 2022	November 14, 2022	November 28, 2022	$0.045

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market, privately negotiated transactions, or through a 10b5-1 plan. No date has been established for the completion of the share repurchase program and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. Any shares repurchased under the program are returned to the status of authorized but unissued shares of common stock until retired.

Refer to Note 10 – Stockholders’ Equity to the consolidated financial statements herein for more details regarding our stock repurchase program.

The following table provides information about repurchases of our common stock during the quarter ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
10/1/2022-10/31/2022	1,072,024	$ 12.39	1,072,024	$ 118,094,465
11/1/2022-11/30/2022	1,102,290	12.07	1,102,290	104,797,279
12/1/2022-12/31/2022	1,125,422	11.90	1,125,422	91,497,289
Total	3,299,736	$ 12.12	3,299,736

(1)	In December 2018, the Company’s board of directors approved a stock repurchase program authorizing the Company to purchase its common stock. In November 2019, the Board amended the repurchase program, increasing the total amount authorized to be purchased from $25.0 million to $75.0 million. In December 2020, the Board approved another amendment to the repurchase program, increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved an increase to the total amount of its buyback program from $400.0 million to $500.0 million. The stock repurchase program is more fully disclosed in Note 10 – Stockholders’ Equity to the consolidated financial statements.

Company Stock Performance

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) 500 Index, the S&P Homebuilders Select Industry Index and the S&P Internet Select Industry Index by assuming $100 was invested in each investment option as of February 28, 2018, which represents the month our common stock began trading on the Nasdaq. The S&P 500 Index is a capitalization-weighted index of domestic equities of the largest companies traded on the NYSE and Nasdaq. The S&P Homebuilders Select Industry Index is a diversified group of holdings representing home building, building products, home furnishings and home appliances. The S&P Internet Select Industry Index is comprised of U.S. equities of internet and direct marketing retail, internet services and infrastructure and interactive media and services companies.

Year	2018	2019	2020	2021	2022
EXPI	$ 100.00	$ 88.00	$ 490.00	$ 524.00	$ 174.00
S&P 500 Index	100.00	119.00	138.00	176.00	141.00
S&P Homebuilders Index (XHB)	100.00	114.00	146.00	219.00	156.00
S&P Internet Index (XWEB)	100.00	109.00	209.00	195.00	85.00

Item 6.	[RESERVED]
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about material information relevant to an assessment of the financial condition and results of operations of eXp World Holdings, Inc. and its subsidiaries for the three-year period ended December 31, 2022. The following discussion should be read together with our consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements that constitute our estimates, plans and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Statements” and “Item 1A. – Risk Factors” included elsewhere within this Annual Report on Form 10-K for a discussion of certain risks, uncertainties and assumptions associated with these statements.

This section generally discusses items pertaining to and comparisons of financial results between 2022 and 2021. Discussions of 2020 items and comparisons between 2021 and 2020 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 MD&A”). The 2021 MD&A is incorporated by reference herein from Part II, Item 7 of our Annual Report on Form 10-K dated February 25, 2022 (Commission File No. 001-38493).

This MD&A is divided into the following sections:

●	Overview
●	Market Conditions and Industry Trends
●	Segments
●	Key Business Metrics
●	Recent Business Developments
●	Results of Operations
●	Business Segment Disclosures
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates
●	Non-U.S. GAAP Financial Measures

All dollar amounts are in USD thousands except share amounts and per share data and as otherwise noted.

OVERVIEW

eXp is a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. Effective in December 2022, the Chief Operating Decision Maker (“CODM”) began managing the business and allocating resources as four separate operating segments. The change to business segments aligns with how the CODM assesses performance and allocates resources for the Company’s business segments. Information provided herein reflects the impact of this change for all periods presented. See additional information in Note 14 –Segment Information.

eXp manages its operations in four operating business segments: North American Realty; International Realty; Virbela; and Other Affiliated Services.

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions.

Strategy

Our strategy is to grow organically in the North American and certain international markets by increasing our independent agent and broker network. Through our cloud-based operations and technology platform, we strive to achieve customer-focused efficiencies that allow us to increase market share and attain strong returns as we scale our business within the markets in which we operate. By building partnerships and strategically deploying capital, we seek to grow the business and enter attractive vertical and adjacent markets.

During 2022, we believe that we made progress towards achieving our strategic goals, including a 21% increase in our agent base year over year and an increase of 15% of real estate transactions year over year, as well as opening new business operations in six countries. The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities and to achieve our long-term financial goals.

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

In periods of economic growth, demand typically increases resulting in higher home sales transactions and home sales prices. Similarly, a decline in economic growth, increasing interest rates and declining consumer confidence generally decreases demand. Additionally, regulations imposed by local, state and federal government agencies and geopolitical instability, can also negatively impact the housing markets for which we operate.

In 2022, the existing home sales market declined 16%, according to the National Association of Realtors (“NAR”), which is the lowest the market has been since 2014.  Due to the increasing interest rates and increasing inflation, the market began a contraction trend beginning in the second quarter of 2022. According to NAR housing statistics, existing home sales continued to decline for the 11th straight month to a seasonally adjusted rate of 4.02 million in 2022, down 34.0% from the same period in 2021. NAR reported that pending home sales increased by 2.5% in December 2022 compared to November 2022, after six consecutive months of decreases. The pending home sales index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos.

The Company believes that it continues to be well positioned for growth in the current economic climate. We have a strong base of agent support, which should drive organic market share growth, retention and productivity.  Additionally, we have an efficient operating model with lower fixed costs driven by our cloud-based model, with no brick-and-mortar locations.

Regardless of whether the housing market continues to slow or grow, we continue to believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to prosper in a series of fluctuations in economic activity.

National Housing Inventory

Throughout 2022, increased mortgage interest rates and higher home prices have caused inventory levels, as measured in months of supply, to rise. Construction of new homes continues to slow also due to rising mortgage rates and the strained availability of labor and materials. According to NAR, inventory of existing homes for sale in the U.S. was 970,000 at the end of December 2022 compared to 910,000 at the end of December 2021.

Mortgage Rates

The sharp increase in mortgage rates is negatively impacting the demand for homebuying.  Based on Freddie Mac data, the average rate for a 30-year, conventional fixed rate mortgage was 6.42% in December 2022 compared to 3.1% in 2021. As inflation continues to moderate into 2023, mortgage rates are expected to decline, which we expect to boost homebuyer demand and homebuilder sentiment.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 95.5 for December 2022 (preliminary) from 142.2 for December 2021. As home prices and interest rates have increased, the housing affordability index has become unfavorable. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The unfavorable housing affordability index is due to increased mortgage rate conditions and low inventory levels, driving increases in the average home price.

Existing Home Sales Transactions and Prices

According to NAR, seasonally adjusted existing home sale transactions for the year ended December 2022 (preliminary) decreased to 4.02 million compared to 6.09 million for the year ended December 2021. NAR anticipates transactions to decrease slightly in 2023 due to higher mortgage rates.

According to NAR, nationwide existing home sales average price for December 2022 (preliminary) was $366,900, up 2.3% from $358,000 December 2021.

SEGMENTS

Historically, management made operating decisions and assessed performance based on product lines with three operating segments and one single reportable segment. Effective in December of 2022, as a result of the growth in international operations and changes in the North American markets, the Company revised the presentation of segment information to align with changes to how the CODM manages the business and allocates resources as four operating segments.  The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information and is (iii) regularly reviewed by the CODM, who is Glenn Sanford, Chief Executive Officer, eXp World Holdings and eXp Realty, to make decisions regarding resource allocation for the segment and assess its performance. Once operating segments are identified, the Company performs an analysis to determine if aggregation of operating segments is applicable. This determination is based upon a quantitative analysis of the current and historic revenues and profitability for each operating segment, together with a qualitative assessment to determine if operating segments have similar operating characteristics. Based on this analysis, in December 2022, we determined that there are four operating segments and three reportable segments.

The CODM uses Adjusted Segment EBITDA as a key metric to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions.

The Company has four reportable segments as follows: North American Realty, International Realty and Virbela and Other Affiliated Services. We report corporate expenses, as further detailed below, as “Corporate expenses and other.” All segments follow the same basis of presentation and accounting policies. See Note 2 of the Notes included herein for the Company’s significant accounting policies.

Corporate expenses include costs incurred to operate the corporate parent of eXp, including expenses incurred in connection with strategic resources provided to the agents, as well as certain other centrally managed expenses that are not allocated to the operating segments, including administrative, brokerage operations and legal functions.

The following discussion focuses on the operating performance of the Company for the years ended December 31, 2022 and 2021 and the financial condition of the Company as of December 31, 2022.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Year Ended December 31,
	2022	2021	2020

Performance:
Agent count	86,203	71,137	41,313
Transactions	511,859	444,367	238,981
Volume	$ 187,252,204	$ 156,101,836	$ 72,206,457
Revenue	$ 4,598,161	$ 3,771,170	$ 1,798,285
Gross profit	$ 366,899	$ 296,031	$ 159,611
Gross margin (%)	8.0%	7.8%	8.9%
Adjusted EBITDA(1)	$ 60,549	$ 77,995	$ 57,841

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

Our strength is attracting real estate agent and broker professionals that contribute to our growth. Brokerage real estate transactions are recorded when our agents and brokers represent buyers and/or sellers in the purchase or sale, respectively, of a home. The number of real estate transactions are key drivers of our revenue and profitability. Real estate transaction volume represents the total sales value for all homes bought and sold by our agents and brokers and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, local inventory levels, mortgage interest rates and seasonality. Real estate transaction revenue represents the commission revenue earned by the Company for closed brokerage real estate transactions.

We continue to increase our agents and brokers significantly in the United States and Canada through the execution of our growth strategies. We are continuing to expand our agent base internationally, as well. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general.

Settled home purchases and sales transactions and volume resulted from closed real estate transactions and typically change directionally with changes in the market’s existing home sales transactions as reported by NAR, as disproportionate variances are representative of company-specific improvements or shortfalls. Our home sale transaction growth was directly related to the growth of our agent base over the prior comparative period.

We utilize gross profit and gross margin, financial statement measures based on generally accepted accounting principles in the U.S. (“U.S. GAAP”), to assess eXp’s financial performance from period to period.

Gross profit is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales. Gross margin is the calculation of gross profit as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross profit is based on the information provided in our results of operations on our consolidated statements of comprehensive income and is an important measure of our potential profitability and brokerage performance. For the years ended December 31, 2022, 2021 and 2020, gross profit was $366.9 million, $296.0 million and $159.6 million, respectively. Gross profit increased year-over-year primarily due to growth in agent base, an increase of real estate transactions and increased home sales prices compared to 2021 For the years ended December 31, 2022, 2021 and 2020, gross margin was 8.0%, 7.8% and 8.9%, respectively. Gross margin in 2022 increased narrowly from 2021 was primarily due to a slightly more favorable company commission of real estate transactions. Gross margin decreased from 2020 to 2021 primarily due to rising home prices and increased demand which resulted in agents reaching their transactions capping requirements sooner, entitling them to a higher percentage of the home sale commission.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. For the year ended December 31, 2022, Adjusted EBITDA declined due to increased general and administrative costs resulting from the Company’s increase in employee count to continue to support our agent growth strategy and increased costs related to entering international markets.  Adjusted EBITDA has grown significantly for the years ended December 31, 2021 and 2020 due to our revenue growth and higher leverage of our cost structure.

RECENT BUSINESS DEVELOPMENTS

North American Realty Initiatives

The Company continues to also focus on growth in the United States and in Canada. On July 1, 2022, the Company acquired Zoocasa. Zoocasa is a consumer real estate research portal that offers proprietary home search tools, market insights and a connection to local real estate experts. This acquisition enables eXp to further its presence in Canadian markets.  The United States and Canada operations are aggregated together to be reported as the North American Realty segment, due to similarities in markets and management strategies.

International Realty Initiatives

Throughout 2022, we commenced operations in the Dominican Republic, Greece, New Zealand, Chile and Poland. In addition, in 2022 we announced operations in Dubai, which is expected to be fully operational in 2023.  In previous years, the Company expanded internationally into France, India, Mexico, Portugal, South Africa, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. The Company continues to pursue growth opportunities and increase market share in the countries where operations began in recent years.

Virbela

We continue developing the core Virbela enterprise metaverse technology through our subsidiary, eXp World Technologies, LLC (“World Tech”), to accommodate for the increasing use and scale required to support all eXp subsidiaries and a growing number of enterprise customers worldwide. Upon Facebook's announcement to shift its name to Meta, Virbela has seen increased interest from Fortune 2000 enterprises looking to become both customers and partners as they invest in metaverse technologies and build out their own strategies. In 2021, we enhanced scale, reliability, security and privacy of our core product to improve the Enterprise readiness. In 2021, Virbela also released a new product called Frame into beta. Frame is a metaverse collaboration technology that is accessible from any device with a browser such as mobile, personal computer, virtual reality device and tablet. We expect to continue to service existing and new business-to-business enterprise level contracts, solidify channel partnerships and bring the Frame product out of beta.

Other Affiliated Services

On December 4, 2020, the Company acquired the equity ownership interests in SUCCESS Enterprises LLC (“Success”) and its related media properties, including SUCCESS® print magazine, SUCCESS.com, SUCCESS® newsletters, podcasts, digital training courses and affiliated social media accounts across platforms, for cash consideration. With the addition of Success, the Company intends to blend its technology and content to enhance the personal development platform for entrepreneurs and sales professionals.  The Company continues to invest in Success to create a better experience for our agents and other entrepreneurs.

Acquisitions and partnerships have allowed us to begin offering to customers more products and services complementary to our real estate brokerage business. These affiliate and media services include mortgage origination, escrow and settlement services, which we can now provide as a more inclusive offering in addition to our brokerage services. We anticipate continued growth and investment in these service offerings through 2023; however, actual performance will depend directly on utilization by eXp Realty agents.

Company-Wide Initiatives

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents and employee experience. In doing so, we have adopted many of the principles of the Net Promoter Score® (NPS) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. A NPS above 50 is considered excellent. The Company’s agent NPS was 73 in the fourth quarter of 2022. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

The NPS measure is an important vehicle for delivering on our core values of transparency. While we strive for high satisfaction, it is equally important to investigate a low or unfavorable trending of NPS. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in parts of our business such as agent onboarding, commission transaction processing and employee benefits.

Agent Ownership

The Company maintains an equity incentive program whereby agents and brokers of eXp Realty can become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under our equity incentive program, agents and brokers who qualify are issued shares of the Company’s common stock and it continues to be another element in creating a culture of agent-ownership.

Our agent compensation plans represent a key lever in our strategy to attract and retain independent agents and brokers. The costs attributable to these plans are also a significant component of our commission structure and results of operations. Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock. Effective January 1, 2020, we issued share-based compensation to our agents and brokers at a 10% discount to the market price of our common stock. Our operational strategy and the importance of the agent compensation plans to our strategy have not changed. Our stock repurchase program and agent growth incentive program are more fully disclosed in Note 10 – Stockholders’ Equity to the consolidated financial statements.

RESULTS OF OPERATIONS

Year ended December 31, 2022 vs. Year ended December 31,2021

	Year Ended	% of	Year Ended	% of	Change 2022 vs. 2021
	December 31, 2022	Revenue	December 31, 2021	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 4,598,161	100%	$ 3,771,170	100%	$ 826,991	22%
Operating expenses
Commissions and other agent-related costs	4,231,262	92%	3,475,139	92%	756,123	22%
General and administrative expenses	346,132	8%	249,699	7%	96,433	39%
Sales and marketing expenses	15,359	-%	12,180	-%	3,179	26%
Total operating expenses	4,592,753	100%	3,737,018	99%	855,735	23%
Operating income	5,408	-%	34,152	1%	(28,744)	(84)%
Other (income) expense
Other (income) expense, net	(804)	-%	292	-%	(1,096)	(375)%
Equity in losses of unconsolidated subsidiaries	1,624	-%	188	-%	1,436	764%
Total other (income) expense, net	820	-%	480	-%	340	71%
Income before income tax expense	4,588	-%	33,672	1%	(29,084)	(86)%
Income tax (benefit) expense	(10,836)	-%	(47,487)	(1)%	36,651	(77)%
Net income	15,424	-%	81,159	2%	(65,735)	(81)%
Add back: Net loss attributable to noncontrolling interest	18	-%	61	-%	(43)	(70)%
Net income attributable to eXp World Holdings, Inc.	$ 15,442	-%	$ 81,220	2%	(65,778)	(81)%

Adjusted EBITDA (1)	$ 60,549	1%	$ 77,995	2%	($ 17,446)	(22)%
Earnings per share
Basic	$ 0.10		$ 0.56		($ 0.46)	(82)%
Diluted	$ 0.10		$ 0.51		($ 0.41)	(80)%
Weighted average shares outstanding
Basic	151,036,110		146,170,871
Diluted	156,220,165		157,729,374
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

Revenue

Our total revenues were $4.6 billion in 2022 compared to $3.8 billion in 2021, an increase of $827.0 million, or 22%. Total revenues increased primarily as a result of higher volume of real estate brokerage commissions, which is attributable to growth in our agent base, an increase of real estate transactions and increased home sales prices compared to 2021.

Commission and Other Agent-Related Costs

Commission and other agent-related costs were $4.2 billion in 2022 compared to $3.5 billion in 2021, an increase of $756.1 million, or 22%. Commission and other agent-related costs include sales commissions paid and are reduced by agent-related fees. Commission and other agent-related costs increased primarily as a result of growth in agent base, increased real estate transactions and increased home sales prices compared to 2021.

General and Administrative Expense

General and administrative expenses were $346.1 million in 2022 compared to $249.7 million in 2021, an increase of $96.4 million, or 39%. General and administrative expenses include costs related to wages, including stock compensation and other general overhead expenses. General and administrative expenses increased primarily as a result of an increase of $66.3 million in compensation related expenses including salaries, contract labor, employee benefits and payroll taxes and processing. The Company had an increase in stock compensation expense of $7.7 million. These increases are a direct result of the Company’s increase in employee count to continue to support our agent growth strategy. Employees increased from 1,669 in 2021 to 2,016 in 2022, representing an increase in headcount of 21%. The Company’s agent base increased by 21%. Also, in support of the Company’s business operations, computer and software costs increased $9.4 million compared to prior year, mostly consisting of online subscriptions. Finally, $5.2 million of the increase in general and administrative expenses is related to increased agent-related seminars and conferences. These increased costs are a result of the Company’s growth in agent count and real estate transaction volumes, international expansion and the investment in employees and technology.

Sales and Marketing

Sales and marketing expenses were $15.4 million in 2022 compared to $12.2 million in 2021, an increase of $3.2 million, or 26%. Sales and marketing costs include lead capture costs and promotional materials. Sales and marketing expenses increased primarily as a result of an increase in lead costs of $1.7 million and advertising costs of $1.7 million.

Other (Income) Expense, Net

Other (income) expense in 2022 and 2021 includes interest income, equity in losses of unconsolidated subsidiaries, start-up costs and, amortization expense of the present value adjustment to our stock payable in 2021. There were no significant changes in other (income) expense in 2022 compared to 2021.

Income Tax Benefit (Expense)

The Company's provision for income taxes amounted to a benefit of ($10.8) million, a benefit decrease of $36.7 million for the year ended December 31, 2022. The decrease in income tax benefit was primarily attributable to the release of the valuation allowance in prior year and lower deductible share-based compensation expenses.

Refer to Critical Accounting Policies and Estimates within the MD&A and Note 12 - Income Taxes to the consolidated financial statement for further information.

BUSINESS SEGMENT DISCLOSURES

See Note 14 – Segment Information to the consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change

	(In thousands)			(In thousands)
Statement of Operations Data:
Revenues
North American Realty	$ 4,552,938	$ 3,745,354	22%	$ 3,745,354	$ 1,791,446	109%
International Realty	35,924	17,804	102%	17,804	2,004	788%
Virbela	8,485	8,615	(2)%	8,615	5,736	50%
Other Affiliated Services	5,084	2,896	76%	2,896	327	786%
Segment eliminations	(4,270)	(3,499)	22%	(3,499)	(1,228)	185%
Total Consolidated Revenues	$ 4,598,161	$ 3,771,170	22%	$ 3,771,170	$ 1,798,285	110%
Adjusted Segment EBITDA (1)
North American Realty	103,255	116,800	(12)%	116,800	73,649	59%
International Realty	(13,708)	(9,138)	50%	(9,138)	(1,615)	466%
Virbela	(9,642)	(12,637)	(24)%	(12,637)	(5,017)	152%
Other Affiliated Services	(2,600)	(3,322)	(22)%	(3,322)	(380)	774%
Corporate expenses and other	(16,756)	(13,708)	22%	(13,708)	(8,796)	56%
Total Reported Adjusted EBITDA	$ 60,549	$ 77,995	(22)%	$ 77,995	$ 57,841	35%

(1)	Adjusted Segment EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted Segment EBITDA and a reconciliation of Adjusted Segment EBITDA to net income, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as net income before depreciation and amortization, interest expense, net, income taxes and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies.

2022 Compared to 2021

North American Realty revenue increased 22% in 2022 compared to 2021 primarily due to increased real estate transactions driven by higher agent count. Adjusted EBITDA decreased (12)% due to increases in selling, general and administrative expenses related to the continued expansion of the business, partially offset by an increase in gross profit.

International Realty revenue increased 102% in 2022 vs 2021 primarily due to increased real estate transactions driven by a higher agent count and increased productivity in previously launched markets. Adjusted EBITDA (loss) increased 50% in 2022 vs 2021 due to continued expansion efforts in new markets and growing selling, general and administrative expenses to support the incremental production in existing operations.

Virbela revenue decreased (2)% due to the post-COVID 19 work environment of return to the office and hybrid work initiatives globally. Management shifted focus from small- to-medium sized business (“SMB”) market and one-time events to long-term enterprise monthly recurring revenue (“MRR”). MRR revenue increased 13% from 2021 to 2022. Adjusted EBITDA (loss) decreased (24)% primarily due to workforce reductions and decrease in marketing and advertising expenses, as we shift our focus to technology improvements and expanding our Software as a Service (“SaaS”) customers.

Other Affiliated Services revenue increased 76% due to expansion of SUCCESS® Coaching and SUCCESS® Media, primarily SUCCESS® magazine. The increases in revenue directly contributed to Adjusted EBITDA (loss) decrease of (22)%.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty. The increase in these costs (increase in Adjusted EBITDA (loss) of 22% in 2022 compared to 2021) reflect increased insurance costs as we expand our business globally and software investments.

2021 Compared to 2020

North American Realty revenue increased 109% in 2021 compared to 2020 primarily due to increased real estate transactions driven by higher agent count. Adjusted EBITDA increased 59% due to increases in gross profit, partially offset by increases in selling, general and administrative expenses related to the continued expansion of the business.

International Realty revenue increased 788% in 2021 vs 2020 primarily due to the entrance into nine new markets as well as previously launched markets gaining traction. Adjusted EBITDA (loss) increased 466% in 2021 vs 2020 due to the continued expansion efforts in these new markets as well as growing selling, general and administrative expenses to support the incremental production in existing operations.

Virbela revenue increased 50% due to the COVID 19 pandemic remote work expansion changes around the world. Both one-time events and long-term enterprise monthly recurring revenue (“MRR”) grew as a result of the global pandemic. MRR revenue increased 50% from 2020 to 2021. Adjusted EBITDA (loss) increased 152% directly related to increased personnel as we support the expansion of our Software as a Service (“SaaS”) customers.

Other Affiliated Services revenue increased 786% due to the acquisition of SUCCESS Enterprises and expansion of the SUCCESS® Coaching and SUCCESS® Media, primarily SUCCESS® magazine. Increased personnel costs to grow the business to scale directly contributed to Adjusted EBITDA (loss) increase of 774%.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty. The increase in these costs (increase in Adjusted EBITDA (loss) of 56% in 2021 compared to 2020) reflect additional executive compensation & travel related to the expansion of the business along with legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund our operations and capital expenditures, repurchase our common stock and meet obligations as they become due. At present, our cash and cash equivalents balances and cash flows from operations have strengthened primarily due to transaction volume growth and improved cost leverage over the prior five years, especially during 2020 and 2021, attributable to the expansion of our independent agent and broker network and, to a lesser extent, increased average prices of home sales.

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

We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of investment in technology, our rate of growth into new markets and cash used to repurchase shares of the Company’s common stock. Our capital requirements may be affected by factors which we cannot control such as the changes in the residential real estate market, interest rates and other monetary and fiscal policy changes to the manner in which we currently operate. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months.

We currently do not hold any bank debt, nor have we issued any debt instruments through public offerings or private placements. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would likely suffer. As of December 31, 2022, our cash and cash equivalents totaled $121.6 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. We currently do not possess any marketable securities.

During 2022, our unconsolidated joint venture, SUCCESS Lending, obtained $25 million in revolving warehouse credit lines from each of Flagstar Bank FSB and Texas Capital Bank, which represent off-balance sheet arrangements for the Company. The Company’s capital liability under the warehouse credit lines is limited to $3.25 million in the aggregate. We do not believe these off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. For information regarding the warehouse credit agreements, see Note 13 – Commitments and Contingencies.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital for the periods presented:

	December 31, 2022	December 31,2021
Current assets	$ 255,113	$ 319,315
Current liabilities	(127,299)	(186,814)
Net working capital	$ 127,814	$ 132,501

As of December 31, 2022, net working capital decreased ($4.7) million, or (4)%, compared to the prior year, primarily due to a decrease in accounts receivable of ($46.2) million, partially offset by an decrease in accrued liabilities of ($32.7) million and an increase in cash and cash equivalents of $13.4 million. The decrease of accounts receivable and accrued liabilities was due to lower real estate transactions in the fourth quarter 2022 compared to the fourth quarter 2021.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
Cash provided by operating activities	$ 210,535	$ 246,892
Cash used in investment activities	(22,461)	(18,923)
Cash used in financing activities	(204,514)	(179,924)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(87)	(59)
Net change in cash, cash equivalents and restricted cash	($ 16,527)	$ 47,986

For the year ended December 31, 2022, cash provided by operating activities decreased ($36.4) million compared to the same period in 2021. The change resulted primarily from increased general and administrative expenses and investment in international markets, partially offset by increased gross profit and favorable working capital.

For the year ended December 31, 2022, cash used in our investing activities decreased primarily due a decrease of ($1.4) million in capital expenditures and a decrease of $2.5 million invested in unconsolidated subsidiaries in the current year offset by an increase in payment for business acquisitions (Zoocasa in 2022) by $7.4 million from prior year.

For the year ended December 31, 2022, cash used in financing activities primarily related to higher repurchases of our common stock of $7.5 million compared to the prior year period and increased dividends paid of $13.7 million compared to 2021.

Outlook

As we continue to scale our Company by investing in people, systems and processes, we expect to increase market share, agent base and real estate transactions volume in the U.S. and Canada and selectively grow in the international markets.

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

Stock-based compensation

Our stock-based compensation is comprised of agent growth incentive programs, agent equity program and stock option awards. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and the stock-based compensation cost is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces recorded stock-based compensation for forfeitures when they occur.

Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition being met. The Company estimates the share-based liability based on estimated performance probabilities based on our most recent estimates on probable achievement of the performance measures established under our agent growth incentive program. These estimates are calculated based on the agent’s historical performance for each award type. Also, the requisite service period at the grant date of performance awards is estimated based on the probability of the period of time it will take an agent to meet the performance metric. The value of the stock award is amortized over this period and recognized as stock compensation expense starting on the grant date.

If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See Note 10 – Stockholders’ Equity to the consolidated financial statements for more information regarding the assumptions used in estimating the fair value of our awards.

Revenue recognition

The Company generates substantially all of its revenue from North American Realty and International Realty and generates a de minimis portion of its revenues from software subscription and professional services.

North American Realty and International Realty

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing real estate transactions. The Company is contractually obligated to provide services for the fulfillment of transfers of real estate between buyers and sellers. The Company provides these services itself and controls the services necessary to legally represent the transfer of real estate. Correspondingly, the Company is defined as the principal. The Company, as principal, satisfies its obligation upon the closing of a real estate transaction. As principal and upon satisfaction of our obligation, the Company recognizes revenue in the gross amount of consideration to which we expect to be entitled to.

Revenue is derived from assisting home-buyers and sellers in listing, marketing, selling and finding real estate. Commissions earned on real estate transactions are recognized at the completion of a real estate transaction once we have satisfied our performance obligation. Agent-related fees are currently recorded as a reduction to commissions and other agent-related costs.

At each reporting period, we estimate revenue for closed transactions for which we have not yet received the closing documents due to timing of when a transaction settles. Additionally, provisions for anticipated differences between consideration due and amounts expected to be received are estimated and recorded to revenue. The accrual for estimated revenue was immaterial for the years ended December 31, 2022 and 2021.

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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates and other market factors. Significant assumptions used in determining the allocation of fair value include the following valuation techniques: the cost approach, the income approach and the market approach, which are determined based on cash flow projections and related discount rates, industry indices, market prices regarding replacement cost and comparable market transactions.

At the acquisition date, the Company recognizes the identifiable acquired assets, liabilities assumed and contingent liabilities (identifiable net assets) of the acquired company on the basis of fair value. Recognized assets and liabilities assumed may be adjusted during a maximum of one year from the acquisition date (the “measurement period”), depending on new information obtained about the facts and circumstances in existence at the acquisition date.

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

Goodwill impairment

Goodwill is not amortized but is subject to impairment testing. We review goodwill for impairment on an annual basis in the fiscal fourth quarter or on an interim basis if an event occurs or circumstances change that indicate goodwill may be impaired. We assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. No additional impairment steps are necessary if we qualitatively determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. An impairment loss for goodwill would be recognized based on the difference between the carrying value and its estimated fair value, which would be determined based on either discounted future cash flows or another appropriate fair value method.

The evaluation of goodwill for impairment requires management to use significant judgments and estimates in accordance with U.S. GAAP, including, but not limited to, economic, industry and company-specific qualitative factors, projected future net sales, operating results and cash flows. Although we currently believe the estimates used in the evaluation of goodwill are reasonable, differences between actual and expected net sales, operating results and cash flows and/or changes in the discount rates used could cause these assets to be deemed impaired. If this were to occur, we would be required to record a non-cash charge to earnings for the write-down in the value of the goodwill, which could have a material adverse effect on our results of operations and financial position but not on our cash flows from operations.

During the fourth quarter of 2022, we performed an assessment of goodwill. Management did not identify any new events or changes in circumstances that would more likely than not indicate that the fair value of the goodwill is below its carrying value. To perform these assessments, we identified and analyzed macroeconomic conditions, industry and market conditions and company-specific factors. As a result of the analysis performed, management believes the estimated fair value of the reporting units continue to exceed their carrying values and does not represent a more likely than not possibility of potential impairment. The goodwill analysis did not result in an impairment charge.

Income taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets are not expected to be realized. Our assumptions, judgments and estimates relative to the value of our deferred tax assets take into account predictions of the amount and category of future taxable income. As of December 31, 2022, based on our assessment of the realizability of the net deferred tax assets, we reached the conclusion that our net deferred tax assets will most likely be fully realized and therefore no valuation allowance was recorded.

Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions related to income taxes have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations and cash flows.

See Note 12 – Income Taxes to the consolidated financial statements for further information related to our income tax positions.

Litigation

We recognize expenses for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs could have a material adverse impact on our results of operations and cash flow, if we were to become a party to a material legal action.

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

We define the non-U.S. GAAP financial measure of Consolidated Adjusted EBITDA to mean net income, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, stock-based compensation expense and stock option expense. Adjusted Segment EBITDA is defined as operating profit plus depreciation and amortization and stock-based compensation expenses. We believe that Consolidated Adjusted EBITDA and Adjusted Segment EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted Segment EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted Segment EBITDA. In particular, we believe the exclusion of stock and stock option expenses, provides a useful supplemental measure in evaluating the performance of our underlying operations and provides better transparency into our results of operations.

We are presenting the non-U.S. GAAP measure of Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management and because we believe this measure provides an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net income, the closest comparable U.S. GAAP measure. Some of these limitations are that:

●	Adjusted EBITDA excludes stock-based compensation expense related to our agent growth incentive program and stock option expense, which have been and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and
●	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of fixed assets, amortization of intangible assets and impairment charges related to these long-lived assets and, although these are non-cash charges, the assets being depreciated, amortized, or impaired may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2022	2021
Net income	$ 15,424	$ 81,159
Other expense, net	820	480
Income tax benefit	(10,836)	(47,487)
Depreciation and amortization (1)	9,838	6,248
Stock compensation expense (2)	30,861	24,493
Stock option expense	14,442	13,102
Adjusted EBITDA	$ 60,549	$ 77,995

The primary driver for the changes in Adjusted EBITDA was lower net income attributable to the increased general and administrative costs resulting from the Company’s increase in employee count to continue to support our agent growth strategy and increased costs related to entering international markets and investments in Virbela.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relates to the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. Sensitivity analysis measures the impact of hypothetical changes in interest rates, foreign exchange rates and other market rates or prices on the profitability of market-sensitive financial instruments and our results of operations. While we are exposed to market risk from foreign currency and exchange rate fluctuation, we do not have significant exposures to interest rate changes or commodity prices nor do we expect to have significant exposure to interest rate changes or commodity prices in the foreseeable future.

Foreign Currency Risk

The majority of our net sales, expenses and capital purchases were transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation existed due to our operations in Canada, the United Kingdom (U.K.), Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama and Germany. Throughout 2022, we commenced operations in the Dominican Republic, Greece, New Zealand, Chile and Poland, albeit each individually and in the aggregate to a small extent. As of December 31, 2022, our largest international operations were in Canada. Based on fiscal 2022 performance, a hypothetical appreciation or decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would have an immaterial impact on operating income. The individual impacts to the operating income of hypothetical currency fluctuations in the Canadian dollar have been calculated in isolation from any potential responses to address such exchange rate changes in our other foreign markets. Our exposures to foreign currency risk related to our other operations in our other international locations were immaterial and have been excluded from this analysis.

Our investments in the net assets of our international operations were also subject to currency risk. As of December 31, 2022, the impacts of translations of foreign-denominated net assets of our international operations were immaterial to the Company’s consolidated financial statements. The translation impacts related to the net assets of our international operations are recorded within accumulated other comprehensive income. Historically, we have not hedged this exposure, although we may elect to do so in future periods.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eXp World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Commissions and Other Agent-Related Costs – Revenue share expenses – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has a revenue sharing plan where agents and brokers may receive a commission from real estate transactions consummated by agents and brokers they have attracted to the Company. Agents and brokers are eligible for revenue share based on the number of Front-Line Qualifying Active (FLQA) agents they have attracted to the Company. An FLQA agent is an agent or broker that an agent or broker has personally attracted to the Company who has met specific sales transaction volume requirements. These additional commissions are earned on a multitiered basis by FLQA agents and brokers for real estate transactions within their downstream brokerage network. For the year ended December 31, 2022, the Company incurred $4.2 billion of commissions and other agent-related costs, which includes commissions paid to agents and brokers under the revenue sharing plan.

We identified the revenue sharing plan as a critical audit matter because the plan has a complex multi-tiered compensation structure involving highly automated system calculations to determine the commissions paid to agents and brokers. This required an increased extent of audit effort to audit and evaluate the accuracy of commissions paid under the revenue share plan.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed related to the testing of the accuracy of expenses under the revenue sharing plan included the following, among others:

●	We tested the effectiveness of controls over the revenue share expenses, including management’s controls over the calculation of commissions under the revenue sharing plan.
●	With the assistance of our IT specialists, we:
o	Identified the significant system used to process revenue share transactions and tested the general IT controls over the system, including testing of user access controls, change management controls, and IT operations controls.
o	Performed testing of automated controls for the system calculation of revenue share and the system determination of number of FLQA agents.
●	We selected samples of commissions paid to agents and brokers under the revenue sharing plan and recalculated the commissions amount based on the terms of the respective independent contractor agreements.
●	For the samples selected:
o	We tested the mathematical accuracy of the recorded commissions by recalculating the revenue sharing allocation in accordance with the independent contractor agreements and traced the underlying transactions to third party documents including settlement statements, purchase agreements and bank statements.
o	We tested the accuracy of the FLQA count for agents and brokers by reading independent contractor agreements and obtained evidence of agents and brokers reaching the required sales transaction volume, including settlement statements.

/s/ Deloitte & Touche LLP

San Francisco, California

February 28, 2023

We have served as the Company's auditor since 2019.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2022	December 31,2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 121,594	$ 108,237
Restricted cash	37,789	67,673
Accounts receivable, net of allowance for credit losses of $4,014 and $2,198, respectively	87,262	133,489
Prepaids and other assets	8,468	9,916
TOTAL CURRENT ASSETS	255,113	319,315
Property, plant and equipment, net	18,151	15,902
Operating lease right-of-use assets	2,127	2,482
Other noncurrent assets	1,703	2,827
Intangible assets, net	8,700	7,528
Deferred tax assets	68,676	52,827
Goodwill	27,212	12,945
TOTAL ASSETS	$ 381,682	$ 413,826

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 10,391	$ 7,158
Customer deposits	37,789	67,673
Accrued expenses	78,944	111,672
Current portion of lease obligation - operating lease	175	311
TOTAL CURRENT LIABILITIES	127,299	186,814
Long-term payable	4,697	2,714
Long-term lease obligation - operating lease, net of current portion	694	765
TOTAL LIABILITIES	132,690	190,293

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 171,656,030 issued and 152,839,239 outstanding at December 31, 2022; 155,516,284 issued and 148,764,592 outstanding at December 31, 2021	2	1
Additional paid-in capital	611,872	401,479
Treasury stock, at cost: 18,816,791 and 6,751,692 shares held, respectively	(385,010)	(210,009)
Accumulated earnings	20,723	30,510
Accumulated other comprehensive income	236	188
Total eXp World Holdings, Inc. stockholders' equity	247,823	222,169
Equity attributable to noncontrolling interest	1,169	1,364
TOTAL EQUITY	248,992	223,533
TOTAL LIABILITIES AND EQUITY	$ 381,682	$ 413,826

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share amounts and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$ 4,598,161	$ 3,771,170	$ 1,798,285
Operating expenses
Commissions and other agent-related costs	4,231,262	3,475,139	1,638,674
General and administrative expenses	346,132	249,699	122,801
Sales and marketing expenses	15,359	12,180	5,223
Total operating expenses	4,592,753	3,737,018	1,766,698
Operating income	5,408	34,152	31,587
Other (income) expense
Other (income) expense, net	(804)	292	133
Equity in losses of unconsolidated affiliates	1,624	188	51
Total other expense, net	820	480	184
Income before income tax expense	4,588	33,672	31,403
Income tax (benefit) expense	(10,836)	(47,487)	413
Net income	15,424	81,159	30,990
Net income attributable to noncontrolling interest	18	61	141
Net income attributable to eXp World Holdings, Inc.	$ 15,442	$ 81,220	$ 31,131

Earnings per share
Basic	$ 0.10	$ 0.56	$ 0.22
Diluted	$ 0.10	$ 0.51	$ 0.21
Weighted average shares outstanding
Basic	151,036,110	146,170,871	138,572,358
Diluted	156,220,165	157,729,374	151,550,075

Comprehensive income:
Net income	$ 15,424	$ 81,159	$ 30,990
Comprehensive loss attributable to noncontrolling interests	18	61	141
Net income attributable to eXp World Holdings, Inc.	15,442	81,220	31,131
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	48	(59)	47
Comprehensive income attributable to eXp World Holdings, Inc.	$ 15,490	$ 81,161	$ 31,178

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Common stock:
Balance, beginning of period	$ 1	$ 1	$ 1
Agent equity stock compensation	1	-	-
Balance, end of period	2	1	1
Treasury stock:
Balance, beginning of period	(210,009)	(37,994)	(8,623)
Repurchases of common stock	(179,473)	(172,015)	(29,371)
Issuance of treasury stock	4,472	-	-
Balance, end of period	(385,010)	(210,009)	(37,994)
Additional paid-in capital:
Balance, beginning of period	401,479	218,492	130,683
Shares issued for stock options exercised	612	3,620	6,946
Agent growth incentive stock compensation	31,235	21,828	13,094
Agent equity stock compensation	164,104	144,437	60,968
Stock option compensation	14,442	13,102	6,801
Balance, end of period	611,872	401,479	218,492
Accumulated earnings (deficit):
Balance, beginning of period	30,510	(39,162)	(70,293)
Net income	15,442	81,220	31,131
Dividends declared and paid	(25,229)	(11,548)	-
Balance, end of period	20,723	30,510	(39,162)
Accumulated other comprehensive income:
Balance, beginning of period	188	247	200
Foreign currency translation gain (loss)	48	(59)	47
Balance, end of period	236	188	247
Noncontrolling interest:
Balance, beginning of period	1,364	1,003	160
Net loss	(18)	(61)	(141)
Stock compensation	-	403	451
Transactions with noncontrolling interests	(177)	19	533
Balance, end of period	1,169	1,364	1,003
Total equity	$ 248,992	$ 223,533	$ 142,587

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$ 15,424	$ 81,159	$ 30,990
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	7,934	4,974	3,360
Amortization expense - intangible assets	1,904	1,274	629
Amortization expense - long-term payable	-	94	157
Asset impairments	-	-	225
Loss on dissolution of consolidated affiliates	361	-	-
Allowance for credit losses on receivables/bad debt on receivables	1,816	319	1,742
Equity in loss of unconsolidated affiliates	1,624	188	51
Agent growth incentive stock compensation expense	30,861	24,493	15,239
Stock option compensation	14,442	13,102	6,801
Agent equity stock compensation expense	164,104	144,437	60,968
Deferred income taxes, net	(15,848)	(52,827)	-
Changes in operating assets and liabilities:
Accounts receivable	44,935	(56,857)	(50,193)
Prepaids and other assets	1,652	(2,623)	(3,534)
Customer deposits	(30,998)	39,892	20,794
Accounts payable	2,432	3,173	1,364
Accrued expenses	(32,239)	46,673	30,017
Long term payable	1,983	828	1,048
Other operating activities	148	(1,407)	1
NET CASH PROVIDED BY OPERATING ACTIVITIES	210,535	246,892	119,659
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,051)	(13,423)	(6,436)
Acquisition of businesses, net of cash acquired	(9,910)	(2,500)	(10,502)
Investments in unconsolidated affiliates	(500)	(3,000)	(25)
NET CASH USED IN INVESTING ACTIVITIES	(22,461)	(18,923)	(16,963)
FINANCING ACTIVITIES
Repurchase of common stock	(179,473)	(172,015)	(29,371)
Proceeds from exercise of options	612	3,620	6,946
Transactions with noncontrolling interests	(424)	19	532
Dividends declared and paid	(25,229)	(11,548)	-
NET CASH USED IN FINANCING ACTIVITIES	(204,514)	(179,924)	(21,893)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(87)	(59)	47
Net change in cash, cash equivalents and restricted cash	(16,527)	47,986	80,850
Cash, cash equivalents and restricted cash, beginning balance	175,910	127,924	47,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 159,383	$ 175,910	$ 127,924
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 3,406	$ 1,331	$ 754
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease liabilities	$ -	$ 375	$ 204
Issuance of treasury stock	4,554	-	-
Lease liabilities arising from obtaining right-of-use assets	-	2,370	138
Property, plant and equipment purchases in accounts payable	63	174	117
Liabilities incurred associated with a business acquisition	-	-	1,500
Liabilities assumed in business acquisition	-	-	140

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts, unless otherwise noted)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (collectively with its subsidiaries, the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. eXp owns and operates a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. Specifically, we operate a cloud-based real estate brokerage (in North America and other international locations), a Virbela business and related affiliated services that support the development and success of agents, entrepreneurs and businesses by leveraging innovative technologies and integrated services. Our North American and international real estate brokerage is now one of the largest and fastest-growing real estate brokerage companies, operating throughout the United States, most of the Canadian provinces, the United Kingdom (U.K.), Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile and Poland. In addition, in late 2022, we announced operations in Dubai, which is expected to be fully operational in 2023.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Effective in December 2022, the Company revised the presentation of segment information to reflect changes in the way the Company manages and evaluates the business.  As such, we now report operating results through four reportable segments: North American Realty, International Realty, Virbela and Other Affiliated Services, as further discussed in Note 14 – Segment Information.  Accordingly, certain amounts in the prior years’ consolidated financial statements have been revised to conform to the current year presentation. See additional information in Note 14 –Segment Information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of eXp World Holdings, Inc., its wholly-owned subsidiaries and entities in which we have a variable interest of which we are the primary beneficiary. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or exercises control over the operations and has less than 50% ownership, it will use the equity or cost method of accounting for investments. Entities in which the Company has less than a 20% investment and where the Company does not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation.

Variable interest entities and noncontrolling interests

A company is deemed to be the primary beneficiary of a VIE and must consolidate the entity if the company has both: (i) the power to direct a VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

The Company determined that First Cloud is a variable interest entity (“VIE”), as the Company is the primary beneficiary that has both the power to direct the activities that most significantly impact the VIE and a variable interest that potentially could be significant to the VIE. The Company treats the interest in First Cloud that it does not own as a noncontrolling interest. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income and other comprehensive income attributable to the noncontrolling interest, as shown in the consolidated statements of comprehensive income. The noncontrolling interest balance in the consolidated balance sheets represents the proportional share of the equity of the joint venture entity, which is attributable to the noncontrolling shareholders.

As of December 31, 2022, First Cloud’s operations have ceased and are not material to the Company’s financial position or results of operations.

Joint ventures

A joint venture is a contractual arrangement whereby the Company and other parties undertake an economic activity through a jointly controlled entity. Joint control exists when strategic, financial and operating policy decisions relating to the activities require the unanimous consent of the parties sharing control. Joint ventures are accounted for using the equity method and are recognized initially at cost. Joint ventures are typically included in the Other Affiliated Services, unless the joint venture specifically supports one of the reportable segments.

The Company has investments in a joint venture, Silverline Title & Escrow, LLC (“Silverline”), which operates and manages a title agency that performs, among other functions, core title agent services (for which liabilities arises), including the evaluation of searches to determine the insurability of title, the clearance of underwriting objections, the actual issuance of policies on behalf of insurance companies and, where customary, the issuance of title commitments and the conducting of title searchers. As of December 31, 2022, Silverline’s operations were wound down in preparation for dissolution in 2023.

In July 2021, the Company entered into a joint venture with Kind Partners, LLC, a subsidiary of Kind Lending, LLC, forming SUCCESS Lending, LLC (“SUCCESS Lending”), a residential mortgage service company.

None of these joint venture investments are consolidated and the Company recognizes its share of income and expenses and equity movement in the joint ventures in proportion to their percentage of ownership.

As of December 31, 2022, Silverline and SUCCESS Lending’s operations are not material to the Company’s financial position or results of operations.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for credit losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, goodwill and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Reclassifications

When necessary, the Company will reclassify certain amounts in prior-period financial statements to conform to the current period’s presentation. No material reclassifications occurred during the current period.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, money market instruments and all other highly liquid investments purchased with an original or remaining maturity of three months or less at the date of acquisition.

Restricted cash

Restricted cash consists of cash held in escrow by the Company’s brokers and agents on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released. Once the cash is transferred from escrow, the Company reduces the respective customers’ deposit liability.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown on the statement of cash flows.

	December 31,2021	December 31,2020
Cash and cash equivalents	$ 108,237	$ 100,143
Restricted cash	67,673	27,781
Total cash, cash equivalents and restricted cash, beginning balance	$ 175,910	$ 127,924

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$ 121,594	$ 108,237
Restricted cash	37,789	67,673
Total cash, cash equivalents and restricted cash, ending balance	$ 159,383	$ 175,910

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

Accounts receivable and allowance for expected credit losses

The Company is exposed to credit losses primarily through trade and other financing receivables arising from revenue transactions. The Company uses the aging schedule method to estimate current expected credit losses (“CECL”) based on days of delinquency, including information about past events and current economic conditions. The Company’s accounts receivable is separated into three categories to evaluate an allowance under the CECL impairment model. The three categories include agent non-commission based fees, agent short-term advances and commissions receivable for real estate property settlements.

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses. During 2022, given the changes in the real estate markets, the Company increased its allowances for expected credit losses, for real estate transactions, to better reflect the collection rates on certain of the aging receivable balances in 2022.

As of December 31, 2022 and 2021, receivables from real estate property settlements totaled $79,135 and $128,499, respectively, of which the Company recognized expected credit losses of $3,127 and $0 as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021 agent non-commission based fees receivable and short-term advances totaled $12,141 and $7,188, respectively of which the Company recognized expected credit losses of $887 and $2,198, respectively.

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

Computer hardware and software: 3 to 5 years

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

Right-of-use assets

The Company recognizes right-of-use (“ROU”) assets at the commencement date of the lease. ROU assets are measured at cost, less accumulated depreciation and impairment losses and are adjusted concurrently with the remeasurement of corresponding lease liabilities resulting from a change in future lease payments or a change in the assessment of whether any purchase, extension, or termination options will be exercised.

The cost of ROU assets includes the amount of lease liabilities recognized, initial direct costs incurred and lease payments made at or before the commencement date less any lease incentives received, if any. Unless the Company is reasonably certain to obtain ownership of the leased asset at the end of the lease term, the ROU assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term.

Lease liabilities

At the commencement date of a lease, the Company recognizes a lease liability measured at the present value of the lease payments to be made over the lease term. Variable lease payments are recognized as expenses in the period in which the event or condition that triggers the payment occurs. In calculating the present value of lease payments, the Company uses the incremental borrowing rate at the lease commencement date if the implicit interest rate in the lease is not readily determinable. After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced by the lease payments made. In addition, the carrying amount of lease liabilities is remeasured if there is a modification, a change in the lease term, or a change in the assessment to purchase the underlying asset.

Short-term leases and leases of low-value assets

The Company applies the short-term lease recognition exemption to leases that have a lease term of 12 months or less from the commencement date and which do not contain a purchase option. The Company does not capitalize leases with a present value of below its minimum capitalization threshold as it would not materially affect the Company’s financial position or results of operations. Lease payments on short-term leases and low-value leases are recognized as expenses on a straight-line basis over the lease term.

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

The Company did not recognize any impairments for either of the years ended December 31, 2022 and 2021.

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

The Company recognized no impairment for the year ended December 31, 2022 and 2021.

Software development costs

The Company capitalizes software development costs related to products to be sold, leased, or marketed to external users and internal-use software.

Business combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the consideration for the acquisition is allocated to the assets acquired and liabilities assumed. The Company recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair values as determined by management as of the acquisition date. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates and other market factors. If current expectations of future growth rates are not met or market factors outside of the Company’s control change significantly, then goodwill or intangible assets may become impaired. Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to impairment risk if business operating results or macroeconomic conditions deteriorate.

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

Stock-based compensation

Our stock-based compensation is comprised of employee equity incentives, agent growth incentive programs, agent equity program and stock option awards. Stock-based compensation is more fully disclosed in Note 10 – Stockholders’ Equity. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and are recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces stock-based compensation for forfeitures when they occur.

Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition being met.

Revenue recognition

The Company generates substantially all of its revenue from North American Realty and International Realty segments and generates a de minimis portion of its revenues from software subscription (Virbela segment) and professional services. The Company does not have contracts with customers that provide variable consideration.

North American Realty and International Realty

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing residential real estate transactions. The Company is contractually obligated to provide services for the fulfillment of transfers of residential real estate between buyers and sellers. The Company provides these services itself and controls the services necessary to legally transfer the residential real estate. Correspondingly, the Company is defined as the principal. The Company, as principal, satisfies its obligation upon the closing of a residential real estate transaction. As principal and upon satisfaction of the performance obligation, the Company recognizes revenue in the gross amount of consideration to which the Company expects to be entitled. The Company estimates and accrues revenue to which it is entitled to for closed transactions but has yet to receive all the necessary closing documents.

Revenue is derived from assisting home-buyers and sellers in listing, marketing, selling and finding residential real estate. Commissions earned on real estate transactions are recognized at the completion of a residential real estate transaction once the Company has satisfied the performance obligation. Agent-related fees charged by the Company are recorded as a reduction to commissions and other agent-related costs.

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

Disaggregated revenue

The Company primarily operates as a real estate brokerage firm and discloses disaggregated revenue from services to customers across its four reportable segments to provide additional insight into the future recognition of revenue and cash flows. The vast majority of the Company’s revenue is derived from providing real estate brokerage services, to purchasers and sellers of homes in the U.S., Canada and internationally.  See Note 14 – Segment Information for details regarding segment and geographic information.

Management provides disaggregation of revenue from its services to customers to provide additional insight into the future recognition of revenue and cash flows.

Revenue share expenses

The Company has a revenue sharing plan where its agents and brokers can receive additional commission income from real estate transactions consummated by agents and brokers they have attracted to the Company. Agents and brokers are eligible for revenue share based on the number of frontline qualifying active (“FLQA”) agents they have attracted to the Company. An FLQA agent is an agent or broker that an agent has personally attracted to the Company who has met specific real estate transaction volume requirements. These additional commissions are earned on a multitiered basis by FLQA agents and brokers for real estate transactions within their downstream brokerage network. Commissions to agents and brokers under the revenue sharing plan are included as part of commissions and other agent-related costs in the consolidated statements of comprehensive income.

Advertising and marketing costs

Advertising and marketing costs are generally expensed in the period incurred. Advertising and marketing expenses are included in the sales and marketing expense line item on the accompanying consolidated statements of comprehensive income. For the years ended December 31, 2022, 2021 and 2020, the Company incurred advertising and marketing expenses of $15,359, $12,180 and $5,223, respectively.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Comprehensive income

The Company’s only components of comprehensive income are net income and foreign currency translation adjustments.

Earnings per share

Basic earnings (loss) per share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding plus, if potentially dilutive common shares outstanding during the period. The Company has paid dividends in 2022 and 2021. The Company does not have participating shares outstanding.

Accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position and results of operations.

3.	ACQUISITIONS

The following discussion relates to acquisitions completed during the year ended December 31, 2022. There were no acquisitions completed during the fiscal year ended December 31, 2021. None of these business combinations were deemed material to the Company’s financial condition, results of operations, or cash flows.

Zoocasa Realty, Inc.

On July 1, 2022, the Company acquired Zoocasa Realty Inc. in a stock purchase transaction.  The total consideration paid was $17,155 including net cash of $9,910 (net of cash acquired of $2,772), stock issued from treasury of $4,554 and the working capital adjustment.  The Zoocasa acquisition has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill of $14,156, which is not deductible for tax purposes. Goodwill generated from the acquisition includes an assembled workforce.  Zoocasa is a consumer real estate research portal that offers proprietary home search tools, market insights and a connection to local real estate experts and has been included in the North American Realty segment.

The following table outlines the fair value of the acquired assets and liabilities assumed from the Zoocasa acquisition:

Identifiable assets acquired and goodwill
Cash	$ 2,772
Accounts receivable, net	677
Prepaid & other current assets	94
Fixed assets, net	39
Zoocasa tradename	585
Existing technology	363
Non-compete	333
Goodwill	14,156
Liabilities assumed
Deferred liabilities & other current liabilities	1,864
Total purchase price	$ 17,155
4.

4.	FAIR VALUE MEASUREMENT

The Company holds funds in a money market account, which are considered Level 1 assets. The Company values its money market funds at fair value on a recurring basis.

As of December 31, 2022 and 2021, the fair value of the Company’s money market funds was $44,062 and $43,386, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the periods presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the periods presented.

5.	PREPAIDS AND OTHER ASSETS

Prepaids and other assets consisted of the following:

	December 31, 2022	December 31, 2021
Prepaid expenses	$ 5,580	$ 5,834
Prepaid insurance	2,293	3,465
Rent deposits	15	136
Other assets (includes inventory)	580	481
Total prepaid expenses	$ 8,468	$ 9,916

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2022	December 31,2021
Computer hardware and software	$ 34,206	$ 20,824
Furniture, fixture and equipment	20	26
Total depreciable property and equipment	34,226	20,850
Less: accumulated depreciation	(19,282)	(11,711)
Depreciable property, net	14,944	9,139
Assets under development	3,207	6,763
Property, plant and equipment, net	$ 18,151	$ 15,902

For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $7,934, $4,974 and $3,360, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were:

	December 31, 2022	December 31,2021
Goodwill	$ 12,945	$ 12,945
Acquisitions	14,156	-
Currency translation impact	111	-
Total goodwill	$ 27,212	$ 12,945

Goodwill was recorded in connection with the acquisitions of Zoocasa in July 2022, Showcase in July 2020 and SUCCESS in December 2020 and represents fair value as of the acquisition dates. Each acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill.

The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred that indicated it was more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	December 31, 2022			December 31,2021
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 3,459	($ 841)	$ 2,618	$ 2,868	($ 554)	$ 2,314
Existing technology	3,995	(2,458)	1,537	1,846	(1,102)	744
Non-competition agreements	461	(125)	336	125	(125)	-
Customer relationships	1,895	(551)	1,344	1,895	(361)	1,534
Licensing agreement	210	(181)	29	210	(110)	100
Intellectual property	2,836	-	2,836	2,836	-	2,836
Total intangible assets	$ 12,856	($ 4,156)	$ 8,700	$ 9,780	($ 2,252)	$ 7,528

For the years ended December 31, 2022, 2021 and 2020, amortization expense for definite-lived intangible assets was $1,904, $1,274 and $629, respectively.

As of December 31, 2022, expected amortization related to definite-lived intangible assets will be:

Expected amortization
2023	$ 2,185
2024	1,439
2025	1,013
2026	849
2027 and thereafter	3,214
Total	$ 8,700
8.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2022	December 31, 2021
Commissions payable	$ 56,786	$ 81,563
Payroll payable	6,236	5,642
Taxes payable	2,124	2,553
Stock liability awards	3,885	4,341
Other accrued expenses	9,913	17,573
	$ 78,944	$ 111,672

9.	LEASES

Operating leases

The Company’s lease portfolio consists of office leases with lease terms ranging from less than one year to seven years, with the weighted average lease term being seven years.

Certain leases provide for increases in future lease payments once the term of the lease has expired, as defined in the lease agreements. These leases generally also include real estate taxes.

As of December 31, 2022, maturities of the operating lease liabilities by fiscal year were as follows:

Period Ending December 31,
2023	$ 172
2024	104
2025	93
2026	93
2027	93
2028 and thereafter	323
Total lease payments	878
Less: interest	(9)
Total operating lease liabilities	$ 869

Included below is other information regarding leases for the year ended December 31, 2022:

	Year Ended December 31,
	2022	2021
Other information
Operating lease expense	$ 409	$ 448
Short-term lease expense	542	70
Cash paid for operating leases	258	1,828
Weighted-average remaining lease term (years) – operating leases (1)	7.7	7.0
Weighted-average discount rate – operating leases	5.165%	5.043%
(1)	The Company’s lease terms include options to extend the lease when it is reasonably certain the Company will exercise its option. Additionally, the Company considered any historical and economic factors in determining if a lease renewal or termination option would be exercised.

Rent expense is recorded in general and administrative expense in the consolidated statements of comprehensive income.

10.	STOCKHOLDERS’ EQUITY

Common Stock – As of December 31, 2022, our restated certificate of incorporation authorized us to issue 900,000,000 shares of common stock with a par value of $0.00001 per share.

The following table represents a reconciliation of the Company’s issued common stock for the periods presented:

	Year Ended December 31,
(Shares of Common Stock)	2022	2021	2020
Common stock:
Balance, beginning of year	155,516,284	146,677,786	132,398,616
Shares issued for stock options exercised	2,105,237	3,155,170	6,538,628
Agent growth incentive stock compensation	2,571,569	2,037,942	1,978,072
Agent equity stock compensation	11,462,940	3,645,386	5,762,470
Balance, end of year	171,656,030	155,516,284	146,677,786

The Company’s shareholder approved equity programs described below are administered under the 2015 Equity Incentive Plan. The purpose of the equity plan is to retain the services of valued employees, directors, officers, agents and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

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

For the years ended December 31, 2022, 2021 and 2020, the Company issued 11,462,940, 3,645,386 and 5,762,470 shares of common stock, respectively, to agents and brokers for $164,104, $144,437 and $60,968, respectively, net of discount.

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

For the years ended December 31, 2022, 2021 and 2020, the Company’s stock compensation attributable to the AGIP was $30,861, $24,493 and $15,239, respectively. The total amount of stock compensation attributable to liability classified awards was $2,056, $4,977 and $3,246 for the years ended December 31, 2022, 2021 and 2020, respectively. Stock compensation expense related to the AGIP is included in general and administrative expense in the consolidated statements of comprehensive income.

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Stock grant liability balance at December 31, 2020	$2,093
Stock grant liability increase year to date	4,977
Stock grants reclassified from liability to equity year to date	(2,729)
Balance, December 31, 2021	$ 4,341
Stock grant liability increase year to date	2,056
Stock grants reclassified from liability to equity year to date	(2,512)
Balance, December 31, 2022	$ 3,885

As of December 31, 2022, the Company had 5,696,894 unvested common stock awards and unrecognized compensation costs totaling $60,660 attributable to stock awards where the performance metric has been achieved and the number of shares awarded are fixed. The cost is expected to be recognized over a weighted average period of 2.08 years.

The following table illustrates the Company’s stock activity for the Agent Growth Incentive Program for stock awards where the performance metric has been achieved for the following periods:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31,2020	6,550,390	$ 6.75
Granted	1,267,270	40.87
Vested and issued	(2,062,212)	7.54
Forfeited	(580,794)	13.84
Balance, December 31,2021	5,174,654	$ 13.92
Granted	3,829,990	15.29
Vested and issued	(2,542,696)	6.28
Forfeited	(762,951)	18.80
Balance, December 31,2022	5,698,997	$ 17.68

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options have time-based restrictions with equal and periodically graded vesting over a three-year period.

The fair value of the options issued was calculated using a Black-Scholes-Merton option-pricing model with the following assumptions:

	2022	2021	2020
Expected term	5 - 6 years	5 - 6 years	5 - 6 years
Expected volatility	72.84% - 76.49%	68.85% - 86.33%	69.01% - 116.16%
Risk-free interest rate	1.49% - 4.10%	0.44% - 1.33%	0.21% - 1.58%
Dividend yield	0.53% - 1.48%	0.00% - 0.00%	0.00% - 0.00%

The following table illustrates the Company’s stock option activity for the following periods:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance, December 31,2020	9,851,058	$ 4.82	$ 53.49	5.95
Granted	495,996	41.82	-	9.47
Exercised	(3,155,170)	1.17	34.97	-
Forfeited	(153,224)	22.79	22.85	-
Balance, December 31,2021	7,038,660	$ 8.70	$ 25.45	6.26
Granted	1,234,847	19.25	-	9.37
Exercised	(2,083,016)	0.68	18.10	—
Forfeited	(415,969)	13.68	8.74	—
Balance, December 31,2022	5,774,522	$ 13.56	$ 2.21	7.63
Exercisable at December 31,2022	3,459,673	$ 10.43	$ 2.91	7.09
Vested at December 31,2022	3,459,673	$ 10.43	$ 2.91	7.09

Range of stock option exercise prices at December 31, 2022:
$0.01 - $5.00 (average remaining life - 6.99 years)	3,752,112	$ 7.68
$5.01 - $15.00 (average remaining life - 8.90 years)	1,493,646	$ 19.47
$15.01 - $30.00 (average remaining life - 8.61 years)	528,764	$ 38.56

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of December 31, 2022, unrecognized compensation cost associated with the Company’s outstanding stock options was $23,676, which is expected to be recognized over a weighted-average period of approximately 1.13 years.

Stock Repurchase Program

In December 2018, the Company’s board of directors (“the Board”) approved a stock repurchase program authorizing the Company to purchase up to $25.0 million of its common stock, which was later amended in November 2019 increasing the authorized repurchase amount to $75.0 million. In December 2020, the Board approved another amendment to the repurchase plan, increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved an increase to the total amount of its buyback program from $400.0 million to $500.0 million. Purchases under the repurchase program may be made in the open market or through a 10b5-1 plan and are expected to comply with Rule 10b-18 under the Exchange Act, as amended. The timing and number of shares repurchased depends upon market conditions. The repurchase program does not require the Company to acquire a specific number of shares. The cost of the shares that are repurchased is funded from cash and cash equivalents on hand.

10b 5-1 Repurchase Plan

The Company maintains an internal stock repurchase program with program changes subject to Board consent. From time to time, the Company adopts written trading plans pursuant to Rule 10b5-1 of the Exchange Act to conduct repurchases on the open market.

On January 10, 2022, the Company and Stephens Inc. entered into a form of Issuer Repurchase Plan (“Issuer Repurchase Plan”) which authorized Stephens to repurchase up to $10.0 million of its common stock per month. On May 3, 2022, the Board approved a form of first amendment to the Issuer Repurchase Plan to increase monthly repurchases from $10.0 million of its common stock per month up to $20.0 million, which amendment was signed May 6, 2022. On September 27, 2022, the Board approved and the Company entered into, a form of second amendment to the Issuer Repurchase Plan, to decrease the monthly repurchases from $20.0 million of its common stock per month to $13.3 million, in anticipation of volume decreases in connection with the contraction in the real estate market. On December 27, 2022, the Board approved and the Company entered into, a form of third amendment to the Issuer Repurchase Plan, to decrease the monthly repurchases from $13.3 million of its common stock per month to $10.0 million, in connection with ongoing contractions in the real estate market.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding. The following table shows the changes in treasury stock for the periods presented:

	Year Ended December 31,
(Shares of Treasury Stock)	2022	2021	2020
Treasury stock:
Balance, beginning of year	6,751,692	2,534,494	925,364
Repurchases of common stock	12,408,430	4,217,198	1,609,130
Issuance of treasury stock	(343,331)	-	-
Balance, end of year	18,816,791	6,751,692	2,534,494

11.       EARNINGS PER SHARE

Basic earnings per share is computed based on net income attributable to eXp shareholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income attributable to common stock	$ 15,442	$ 81,220	$ 31,131
Denominator:
Weighted average shares - basic	151,036,110	146,170,871	138,572,358
Dilutive effect of common stock equivalents	5,184,055	11,558,503	12,977,717
Weighted average shares - diluted	156,220,165	157,729,374	151,550,075
Earnings per share:
Earnings per share attributable to common stock- basic	$ 0.10	$ 0.56	$ 0.22
Earnings per share attributable to common stock- diluted	$ 0.10	$ 0.51	$ 0.21

For the years ended December 31, 2022, 2021 and 2020, total outstanding shares of common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 1,000,421, 102,880 and 283,842, respectively.

12.       INCOME TAXES

The following table provides the components of income before provision for income taxes by domestic and foreign subsidiaries:

	Year Ended December 31,
	2022	2021	2020
Domestic	$ 1,029	$ 32,804	$ 31,356
Foreign	3,559	929	47
Total	$ 4,588	$ 33,733	$ 31,403

The components of the provision for (benefit from) income tax expense are as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$ -	$ -	$ -
State	$ 737	$ 456	$ 275
Foreign	2,312	1,650	466
Total current income tax provision	3,049	2,106	741
Deferred
Federal	(11,444)	(41,599)	23
State	(1,674)	(6,574)	24
Foreign	(767)	(1,420)	(375)
Total deferred income tax benefit	(13,885)	(49,593)	(328)
Total provision (benefit) for income taxes	($ 10,836)	($ 47,487)	$ 413

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory tax rate	21.00%	21.00%	21.00%
State taxes	17.52%	5.22%	6.52%
Permanent differences	(0.40)%	(0.08)%	(0.09)%
Research & Development Credit	(37.23)%	(4.53)%	-%
Unrecognized tax benefit	-%	-%	(0.19)%
Share-based compensation	(271.31)%	(109.20)%	(42.09)%
Sec. 162m compensation limitation	47.85%	8.12%	4.03%
Foreign tax rate differential	(1.65)%	0.27%	0.01%
Valuation allowance	-%	(65.54)%	8.99%
Prior year true up items	(7.15)%	2.15%	3.07%
Other net	(4.82)%	1.86%	0.08%
Total	(236.19)%	(140.73)%	1.33%

Deferred tax assets and liabilities consist of the following for the periods presented:

	December 31, 2022	December 31,2021
Deferred tax assets:
Net operating loss carryforward	$ 41,192	$ 38,676
Accruals and Reserves	2,795	1,654
Intangibles & Research and Experimental Costs	8,658	-
Research and Development Credit	3,826	1,529
Lease liability	48	269
Legal Settlement Accrual	286	2,591
Share-based compensation	11,871	8,108
Total gross deferred tax assets	68,676	52,827
Deferred tax liabilities:
Property and equipment	(3,467)	(1,880)
Intangibles/Goodwill	(656)	(496)
Right of use lease asset	(519)	(357)
Other	(55)	(48)
Net deferred tax assets	$ 63,979	$ 50,046

The Company accounts for deferred taxes under ASC Topic 740 – Income Taxes (“ASC 740”), which requires a reduction of the carrying amount of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2022, based on its assessment of the realizability of its net deferred tax assets, we reached the conclusion that our US federal, US State and foreign net deferred tax assets more-likely-than-not will be fully realized and therefore no valuation allowance was recorded.

As of December 31, 2022, the Company had federal, state and foreign net operating losses of approximately $158.2 million, $85.3 million and $9.9 million, respectively. Out of the federal net operating loss, approximately $8.7 million will carry forward for 20 years and can offset 100% of future taxable income; and $149.5 million carries forward indefinitely and can offset 80% of future taxable income. As of December 31, 2022, the Company conducted an IRC Section 382 analysis with respect to its net operating loss carryforward and determined there was an immaterial limitation.

As of December 31, 2022, the Company had federal and California Research and Development credits of approximately $4.6 million and $0.6 million, respectively. Federal credits can be carried forward for 20 years and will begin expiring in 2039. The California credit can be carried forward indefinitely.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to various foreign countries. As of December 31, 2022 the undistributed earnings of the Company's foreign subsidiaries could result in withholding taxes of approximately $0.6 million, if repatriated.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases and other information. A reconciliation of the beginning and ending amount of gross unrecognized benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits - beginning of year	$ 530	$ -	$ 54
Gross increase for tax positions of prior years	199	325	-
Gross increase for tax positions of current year	580	205	-
Settlements	-	-	(54)
Unrecognized tax benefits - end of year	$ 1,309	$ 530	$ -

The unrecognized tax benefits relate to Federal and California research and development credits in 2022 and 2021 and to state taxes in 2020. As of December 31, 2022, the total amount of unrecognized tax benefits that would affect the Company effective tax rate, if recognized, is $0. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022, the Company accrued interest or penalties related to uncertain tax positions in the amount of $0. The Company does not expect any of the uncertain tax positions to reverse during the next 12 months.

During 2022, the Company completed its federal examination for 2019 with no change to the original filing. There are no state tax examinations in progress nor has it had any state tax examinations since its inception. Because the Company has net operating loss carryforwards, there are open statutes of limitations in which federal taxing authorities may examine the Company's tax returns for all years from December 31, 2011 through the current period.  US State taxing authorities may examine the Company's tax return for all years from December 31, 2014 through the current period and foreign tax authorities may examine the Company’s tax return for all years from December 31, 2019 through the current period.

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

14.        SEGMENT INFORMATION

In prior years, management made operating decisions and assessed performance based on product lines, with three operating segments and one single reportable segment.  In December of 2022, as a result of the growth in international operations and changes in the North American markets, the Company revised the presentation of segment information to align with changes to how the Chief Operating Decision Maker (“CODM”), Glenn Sanford, Chief Executive Officer of eXp World Holdings and eXp Realty, manages the business and allocates resources as four operating segments. The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information and is (iii) regularly reviewed by the CODM.  Once operating segments are identified, the Company performs a quantitative analysis of the current and historic revenues and profitability for each operating segment, together with a qualitative assessment to determine if operating segments have similar operating characteristics. In December 2022, we determined that we have the four operating segments and four reportable segments.

The CODM uses revenues and Adjusted Segment EBITDA as key metrics to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted Segment EBITDA for the reportable segments is defined as operating profit (loss) plus depreciation and amortization and stock-based compensation expenses.  The Company’s four reportable segments as follows:

●	North American Realty: includes real estate brokerage operations in the United States and Canada, as well as lead-generation and other real estate support services provided in North America.
●	International Realty: includes real estate brokerage operations in all other international locations.
●	Virbela: includes Virbela enterprise metaverse technology and the support services offered by eXp World Technologies.
●	Other Affiliated Services which includes our SUCCESS® Magazine and other smaller ventures.

The Company also reports corporate expenses, as further detailed below, as “Corporate and other” which include expenses incurred in connection with business development support provided to the agents as well as resources, including administrative, brokerage operations and legal functions.

All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Audited Consolidated Financial Statements included herein. The following table provides information about the Company’s reportable segments and a reconciliation of the total segment Revenues to consolidated Revenues and Adjusted Segment

EBITDA to the consolidated operating profit (in thousands). Financial information for the comparable prior periods presented have been revised to conform with the current year presentation.

	Revenues
	Year Ended December 31,
	2022	2021	2020
North American Realty	$ 4,552,938	$ 3,745,354	$ 1,791,446
International Realty	35,924	17,804	2,004
Virbela	8,485	8,615	5,736
Other Affiliated Services	5,084	2,896	327
Revenues reconciliation:
Segment eliminations	(4,270)	(3,499)	(1,228)
Consolidated revenues	$ 4,598,161	$ 3,771,170	$ 1,798,285

	Year Ended December 31,
	2022	2021	2020
North American Realty	$ 103,255	$ 116,800	$ 73,649
International Realty	(13,708)	(9,138)	(1,615)
Virbela	(9,642)	(12,637)	(5,017)
Other Affiliated Services	(2,600)	(3,322)	(380)
Corporate expenses and other	(16,756)	(13,708)	(8,796)
Consolidated Adjusted EBITDA	$ 60,549	$ 77,995	$ 57,841

Operating Profit Reconciliation:
Depreciation and amortization expense	9,838	6,248	4,214
Stock compensation expense	30,861	24,493	15,239
Stock option expense	14,442	13,102	6,801
Consolidated operating profit	$ 5,408	$ 34,152	$ 31,587

Geographical information

For the years ended December 31, 2022, 2021 and 2020 approximately 9%, 8% and 5%, respectively, of the Company’s total revenue was generated outside of the U.S. Long-lived assets held outside of the U.S. were 6% and 8% as of December 31, 2022 and 2021, respectively.

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

15.       DEFINED CONTRIBUTION SAVINGS PLAN

The Company offers a defined contribution savings plan to provide eligible employees with a retirement benefit that permits eligible employees the opportunity to actively participate in the process of building a personal retirement fund. The Company sponsors the defined contribution savings plan. The Company matches a portion of contributions made by participating employees. For the years ended December 31, 2022, 2021 and 2020, the Company's costs for contributions to this plan were $4,720, $3,196 and $1,189, respectively.

16.      SUBSEQUENT EVENTS

Quarterly Cash Dividend

On February 9, 2023, our Board of Directors approved a cash dividend of $0.045 per common share to be paid on March 31, 2023 to shareholders of record on March 13, 2023.The ex-dividend date is expected to be March 10, 2023. The dividend will be paid in cash.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2022. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company’s management has concluded that our disclosure controls and procedures are effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

On April 1, 2022, we replaced our Intacct cloud-based resource planning (“ERP”) system to a hosted, cloud-based Oracle ERP system (“Oracle”). The change to the new Oracle ERP is reasonably likely to have a material effect on the Company’s internal control over financial reporting. In connection with the Oracle implementation, we performed pre-implementation planning, design and testing of internal controls that became effective in the second quarter of 2022. We continue to conduct post-implementation monitoring and process modifications throughout the year in order to maintain effective internal control over financial reporting.

There were no other material changes other than the above-mentioned new Oracle ERP implementation in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Our independent auditor, Deloitte and Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Inherent Limitations on Effectiveness of Controls

Our management, including the Principal Executive Officer, the Principal Financial Officer and the Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of eXp World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

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

February 28, 2023

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officers and senior financial officers. Our Code of Business Conduct and Ethics is available in the corporate governance subsection of the investor relations section of our website, www.expworldholdings.com and is available in print upon written request to the Corporate Secretary, eXp World Holdings, Inc., 2219 Rimland Drive, Suite 301, Bellingham, WA 98226. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct and Ethics that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website. Information contained on our website is not incorporated by reference into this report.

The other information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders (the “2023 Proxy Statement”) and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,774,522	$ 13.56	11,475,734
Equity compensation plans not approved by security holders	-	-	-
Total	5,774,522	$ 13.56	11,475,734

Other information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS and DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See Consolidated Financial Statements in Item 8

(a)	(2) Financial Statements Schedule**
**

All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation, effective February 21, 2023
3.2	Restated Bylaws, effective January 13, 2022
4.1	Description of Securities
10.1

2015 Equity Incentive Plan of eXp World Holdings, Inc. (fka eXp Realty International Corporation) (incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed on April 2, 2015)

10.2	First Amendment to 2015 Equity Incentive Plan of eXp World Holdings, Inc. (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on October 6, 2017)
10.3	Second Amendment to 2015 Equity Incentive Plan of eXp World Holdings, Inc. (incorporated by reference to Company’s Definitive Information Statement on Schedule 14C filed on November 15, 2019)
10.4	eXp World Holdings, Inc. Stock Repurchase Program (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 27, 2018)
10.5	First Amendment to eXp World Holdings, Inc Stock Repurchase Program (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 27, 2019)
10.6	Second Amendment to eXp World Holdings, Inc. Stock Repurchase Program (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 11, 2021)
10.7	Third Amendment to eXp World Holdings, Inc. Stock Repurchase Program (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 4, 2022)
10.8

Issuer Repurchase Plan, dated January 10, 2022, by and between eXp World Holdings, Inc. and Stephens Inc. (“Stock Repurchase Plan”) (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2022)

10.9	First Amendment to eXp World Holdings, Inc. Stock Repurchase Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2022)
10.10	Second Amendment to eXp World Holdings, Inc. Stock Repurchase Plan (incorporated by reference from the Exhibit 10.5 to Company’s Current Report on Form 8-K filed on September 29, 2022)
10.11	Third Amendment to eXp World Holdings, Inc. Stock Repurchase Plan (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 27, 2022)
10.12	U.S. Form of Independent Contractor Agreement
10.13	U.S. Form of Policies & Procedures (incorporated by reference into the U.S. Form of Independent Contractor Agreement)
10.14	U.S. Form of 2015 Agent Equity Program Participation Election Form
13.1	Annual Report on Form 10-K dated February 25, 2022
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the inline XBRL document)

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: February 28, 2023	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2023	/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GLENN SANFORD	Chief Executive Officer and Chairman of the Board	February 28, 2023
Glenn Sanford	(Principal Executive Officer)

/s/ JEFF WHITESIDE	Chief Financial Officer	February 28, 2023
Jeff Whiteside	(Principal Financial Officer)

/s/ KENT CHENG	Global Controller	February 28, 2023
Kent Cheng	(Principal Accounting Officer)

/s/ JAMES BRAMBLE	Chief Legal Counsel and Corporate Secretary	February 28, 2023
James Bramble

/s/ DAN CAHIR	Director	February 28, 2023
Dan Cahir

/s/ EUGENE FREDERICK	Director	February 28, 2023
Eugene Frederick

/s/ JASON GESING	Director	February 28, 2023
Jason Gesing

/s/ DARREN JACKLIN	Director	February 28, 2023
Darren Jacklin

/s/ RANDALL MILES	Director	February 28, 2023
Randall Miles

/s/ PEGGIE PELOSI	Director	February 28, 2023
Peggie Pelosi

/s/ MONICA WEAKLEY	Director	February 28, 2023
Monica Weakley