Form 10-Q
period 2023-03-31
EXP World Holdings, Inc.
filed 2023-05-02
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 001-38493

EXP WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2219 Rimland Drive, Suite 301, Bellingham, WA	98226
(Address of principal executive offices)	(Zip Code)
(360) 685-4206
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Trading Symbol)	(Name of each exchange on which registered)
Common Stock, $0.00001 par value per share	EXPI	The Nasdaq Stock Market

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

Yes ☐    No ☒

There were 153,442,421 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of March 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements that are not historical fact and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions of future events. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions of the future. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, including, but not limited to:

●	the impact of macroeconomic conditions on the strength of the residential real estate market;
●	the impact of monetary policies of the U.S. federal government and its agencies on our operations;
●	the impact of changes in consumer attitudes on home sale transaction volume;
●	the impact of excessive or insufficient home inventory supply on home sale transaction value;
●	our ability to effectively manage rapid growth in our business;
●	our ability to attract and retain additional qualified personnel;
●	changes in tax laws and regulations that may have a material adverse effect on our business;
●	our ability to protect our intellectual property rights;
●	the impact of security breaches, interruptions, delays and failures in our systems and operations on our business;
●	financial condition and reputation;
●	our ability to predict the demand or growth of our new products and services;
●	our ability to maintain our agent growth rate; and
●	the effect of inflation and rising interest rates on real estate transaction values and our operating results, profits and cash flows.

Other factors not identified above, including those described under the heading “Risk Factors” in Part I, Item 1A, and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 122,769	$ 121,594
Restricted cash	55,365	37,789
Accounts receivable, net of allowance for credit losses of $2,224 and $4,014, respectively	99,860	87,262
Prepaids and other assets	12,253	8,468
TOTAL CURRENT ASSETS	290,247	255,113
Property, plant, and equipment, net	14,075	18,151
Operating lease right-of-use assets	2,075	2,127
Other noncurrent assets	1,711	1,703
Intangible assets, net	11,565	8,700
Deferred tax assets	68,399	68,676
Goodwill	27,261	27,212
TOTAL ASSETS	$ 415,333	$ 381,682

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 9,080	$ 10,391
Customer deposits	55,171	37,789
Accrued expenses	97,137	78,944
Current portion of lease obligation - operating lease	159	175
TOTAL CURRENT LIABILITIES	161,547	127,299
Long-term payable	5	4,697
Long-term lease obligation - operating lease, net of current portion	694	694
TOTAL LIABILITIES	162,246	132,690

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 174,532,043 issued and 153,442,421 outstanding at March 31, 2023; 171,656,030 issued and 152,839,239 outstanding at December 31, 2022	2	2
Additional paid-in capital	650,383	611,872
Treasury stock, at cost: 21,089,622 and 18,816,791 shares held, respectively	(414,926)	(385,010)
Accumulated earnings	15,580	20,723
Accumulated other comprehensive income	879	236
Total eXp World Holdings, Inc. stockholders' equity	251,918	247,823
Equity attributable to noncontrolling interest	1,169	1,169
TOTAL EQUITY	253,087	248,992
TOTAL LIABILITIES AND EQUITY	$ 415,333	$ 381,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenues	$ 850,616	$ 1,010,731
Operating expenses
Commissions and other agent-related costs	777,559	927,267
General and administrative expenses	71,767	75,322
Sales and marketing expenses	2,963	3,700
Total operating expenses	852,289	1,006,289
Operating (loss) income	(1,673)	4,442
Other (income) expense
Other (income) expense, net	(880)	410
Equity in losses of unconsolidated affiliates	342	317
Total other (income) expense, net	(538)	727
(Loss) income before income tax expense	(1,135)	3,715
Income tax benefit	(2,588)	(5,149)
Net income	1,453	8,864
Net income attributable to noncontrolling interest	-	18
Net income attributable to eXp World Holdings, Inc.	$ 1,453	$ 8,882

Earnings per share
Basic	$ 0.01	$ 0.06
Diluted	$ 0.01	$ 0.06
Weighted average shares outstanding
Basic	152,546,766	149,226,166
Diluted	155,668,712	156,842,721

Comprehensive income:
Net income	$ 1,453	$ 8,864
Comprehensive loss attributable to noncontrolling interests	-	18
Net income attributable to eXp World Holdings, Inc.	1,453	8,882
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	643	41
Comprehensive income attributable to eXp World Holdings, Inc.	$ 2,096	$ 8,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Common stock:
Balance, beginning of period	$ 2	$ 1
Agent equity stock compensation	-	1
Balance, end of period	2	2
Treasury stock:
Balance, beginning of period	(385,010)	(210,009)
Repurchases of common stock	(29,916)	(29,956)
Balance, end of period	(414,926)	(239,965)
Additional paid-in capital:
Balance, beginning of period	611,872	401,479
Shares issued for stock options exercised	307	498
Agent growth incentive stock compensation	8,668	6,582
Agent equity stock compensation	26,775	38,500
Stock option compensation	2,761	3,511
Balance, end of period	650,383	450,570
Accumulated earnings (deficit):
Balance, beginning of period	20,723	30,510
Net income	1,453	8,882
Dividends declared and paid	(6,596)	(5,859)
Balance, end of period	15,580	33,533
Accumulated other comprehensive income (loss):
Balance, beginning of period	236	188
Foreign currency translation gain (loss)	643	41
Balance, end of period	879	229
Noncontrolling interest:
Balance, beginning of period	1,169	1,364
Net loss	-	(18)
Transactions with noncontrolling interests	-	(177)
Balance, end of period	1,169	1,169
Total equity	$ 253,087	$ 245,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$ 1,453	$ 8,864
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	2,067	1,616
Amortization expense - intangible assets	512	342
Loss on dissolution of consolidated affiliates	-	361
Allowance for credit losses on receivables/bad debt on receivables	(1,790)	219
Equity in loss of unconsolidated affiliates	342	317
Agent growth incentive stock compensation expense	9,660	7,798
Stock option compensation	2,761	3,511
Agent equity stock compensation expense	26,775	38,500
Deferred income taxes, net	277	(5,901)
Changes in operating assets and liabilities:
Accounts receivable	(10,808)	(9,846)
Prepaids and other assets	(3,722)	496
Customer deposits	17,382	49,266
Accounts payable	(1,310)	74
Accrued expenses	17,200	15,854
Long term payable	(4,692)	-
Other operating activities	37	36
NET CASH PROVIDED BY OPERATING ACTIVITIES	56,144	111,507
INVESTING ACTIVITIES
Purchases of property, plant, equipment & intangible assets	(1,432)	(4,684)
Investments in unconsolidated affiliates	(350)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,782)	(4,684)
FINANCING ACTIVITIES
Repurchase of common stock	(29,916)	(29,956)
Proceeds from exercise of options	307	498
Transactions with noncontrolling interests	-	(426)
Dividends declared and paid	(6,596)	(5,859)
NET CASH USED IN FINANCING ACTIVITIES	(36,205)	(35,743)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	594	41
Net change in cash, cash equivalents and restricted cash	18,751	71,121
Cash, cash equivalents and restricted cash, beginning balance	159,383	175,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 178,134	$ 247,031
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 1,089	$ 483
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment purchases in accounts payable	-	246

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (“eXp,” or, collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) owns and operates a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our technology platform. We strategically prioritize our efforts to grow our real estate brokerage by strengthening our agent value proposition, developing immersive and cloud-based technology to enable our model and providing affiliate and media services supporting those efforts. Our real estate brokerage is now one of the largest and fastest-growing real estate brokerage companies in the United States and Canada and is rapidly expanding internationally.

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023 (“2022 Annual Report”).

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Effective in December 2022, the Company revised the presentation of segment information to reflect changes in the way the Company manages and evaluates the business.  As such, we now report operating results through four reportable segments: North American Realty, International Realty, Virbela and Other Affiliated Services, as further discussed in Note 11 – Segment Information.  Accordingly, certain amounts in the prior years’ consolidated financial statements have been revised to conform to the current year presentation. See additional information in Note 11 –Segment Information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of eXp and its consolidated subsidiaries, including those entities in which we have a variable interest of which we are the primary beneficiary. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or exercises control over the operations and has less than 50% ownership, it will use the equity method or the cost method of accounting for investments. Entities in which the Company has less than a 20% investment and where the Company does not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, December 31, 2021	$ 108,237	$ 67,673	$ 175,910
Balance, March 31, 2022	$ 130,092	$ 116,939	$ 247,031
Balance, December 31, 2022	$ 121,594	$ 37,789	$ 159,383
Balance, March 31, 2023	$ 122,769	$ 55,365	$ 178,134

3.	EXPECTED CREDIT LOSSES

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

Receivables from real estate property settlements totaled $94,724 and $79,135 of which the Company recognized expected credit losses of $758 and $3,127, respectively as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022 agent non-commission based fees receivable and short-term advances totaled $7,360 and $12,141, of which the Company recognized expected credit losses of $1,466 and $887, respectively.

4.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Computer hardware and software	$ 34,263	$ 34,206
Furniture, fixture, and equipment	52	20
Total depreciable property and equipment	34,315	34,226
Less: accumulated depreciation	(21,434)	(19,282)
Depreciable property, net	12,881	14,944
Assets under development	1,194	3,207
Property, plant, and equipment, net	$ 14,075	$ 18,151

For the three months ended March 31, 2023 and 2022 depreciation expense was $2,067 and $1,616, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,261 as of March 31, 2023 and $27,212 as of December 31, 2022. In the first quarter of 2023, the Company recorded cumulative translation adjustment of $73 related to Canadian goodwill. The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three months ended March 31, 2023, no events occurred that indicated it was more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	March 31, 2023			December 31, 2022
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 3,461	($ 913)	$ 2,548	$ 3,459	($ 841)	$ 2,618
Existing technology	7,368	(2,833)	4,535	3,995	(2,458)	1,537
Non-competition agreements	462	(125)	337	461	(125)	336
Customer relationships	1,895	(598)	1,297	1,895	(551)	1,344
Licensing agreement	210	(198)	12	210	(181)	29
Intellectual property	2,836	-	2,836	2,836	-	2,836
Total intangible assets	$ 16,232	($ 4,667)	$ 11,565	$ 12,856	($ 4,156)	$ 8,700

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended March 31, 2023 and 2022 was $512 and $342, respectively. The Company has no indefinite-lived assets.

6.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended March 31,
	2023	2022
Common stock:
Balance, beginning of year	171,656,030	155,516,284
Shares issued for stock options exercised	113,208	723,194
Agent growth incentive stock compensation	656,436	510,672
Agent equity stock compensation	2,106,369	1,550,455
Balance, end of quarter	174,532,043	158,300,605

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

During the three months ended March 31, 2023 and 2022, the Company issued 2,106,369 and 1,550,455 shares of common stock, respectively, to agents and brokers with a value of $26,775 and $38,500, respectively, inclusive of discount.

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

For the three months ended March 31, 2023 and 2022 the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $9,660 and $7,798, respectively, of which the total amount of stock compensation attributable to liability classified awards was $993 and $1,906, respectively.

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Stock grant liability balance at December 31, 2021	$4,341
Stock grant liability increase year to date	2,056
Stock grants reclassified from liability to equity year to date	(2,512)
Balance, December 31, 2022	$ 3,885
Stock grant liability increase year to date	993
Stock grants reclassified from liability to equity year to date	-
Balance, March 31, 2023	$ 4,878

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended March 31, 2023, and 2022, the Company granted 88,553 and 484,378 stock options, respectively, to employees with an estimated grant date fair value of $8.18 and $26.04 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

10b5-1 Repurchase Plan

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

The following table shows the changes in treasury stock for the periods presented:

	Three Months Ended March 31,
	2023	2022
Treasury stock:
Balance, beginning of year	18,816,791	6,751,692
Repurchases of common stock	2,272,831	1,132,048
Balance, end of quarter	21,089,622	7,883,740

7.EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to common stock	$ 1,453	$ 8,882
Denominator:
Weighted average shares - basic	152,546,766	149,226,166
Dilutive effect of common stock equivalents	3,121,946	7,616,555
Weighted average shares - diluted	155,668,712	156,842,721
Earnings per share:
Earnings per share attributable to common stock- basic	$ 0.01	$ 0.06
Earnings per share attributable to common stock- diluted	$ 0.01	$ 0.06

For three months ended March 31, 2023 and 2022 total outstanding shares of common stock excluded 635,343 and 392,483 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

8.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for (benefit from) income taxes amounted to ($2.59) million and ($5.15) million for the three months ended March 31, 2023 and 2022, which represent effective tax rates of positive 237.56% and negative 137.97%, respectively. The decrease in income tax benefit was primarily attributable to lower deductible stock-based compensation windfalls. The effective tax rate differs from our statutory rates in both periods primarily due to the impact of the stock-based compensation and R&D tax credit.

9.FAIR VALUE MEASUREMENT

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

As of March 31, 2023 and December 31, 2022, the fair value of the Company’s money market funds was $44,539 and $44,062, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the period presented.

10.COMMITMENTS AND CONTINGENCIES

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

11.SEGMENT INFORMATION

The reportable segments presented below represent the Company’s segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its segments.

Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted EBITDA. Adjusted Segment EBITDA is defined by us as operating profit plus depreciation and amortization and stock-based compensation expenses. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies. The Company’s four reportable segments as follows:

●	North American Realty: includes real estate brokerage operations in the United States and Canada, as well as lead-generation and other real estate support services provided in North America.
●	International Realty: includes real estate brokerage operations in all other international locations.
●	Virbela: includes Virbela enterprise metaverse technology and the support services offered by eXp World Technologies.
●	Other Affiliated Services: includes our SUCCESS® Magazine and other smaller ventures.

The Company also reports corporate expenses, as further detailed below, as “Corporate and other” which include expenses incurred in connection with business development support provided to the agents as well as resources, including administrative, brokerage operations and legal functions.

All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Audited Consolidated Financial Statements included herein. The following table provides information about the Company’s reportable segments and a reconciliation of the total segment Revenues to consolidated Revenues and Adjusted Segment EBITDA to the consolidated operating (loss) profit (in thousands). Financial information for the comparable prior periods presented have been revised to conform with the current year presentation.

	Revenues
	Three Months Ended March 31,
	2023	2022
North American Realty	$ 837,114	$ 1,001,880
International Realty	10,758	7,094
Virbela	2,163	1,813
Other Affiliated Services	1,677	838
Revenues reconciliation:
Segment eliminations	(1,096)	(894)
Consolidated revenues	$ 850,616	$ 1,010,731

	Adjusted EBITDA
	Three Months Ended March 31,
	2023	2022
North American Realty	$ 21,203	$ 28,770
International Realty	(3,676)	(1,956)
Virbela	(1,296)	(2,771)
Other Affiliated Services	(681)	(829)
Corporate expenses and other	(2,223)	(5,505)
Consolidated Adjusted EBITDA	$ 13,327	$ 17,709

Operating Profit Reconciliation:
Depreciation and amortization expense	2,579	1,958
Stock compensation expense	9,660	7,798
Stock option expense	2,761	3,511
Consolidated operating (loss) profit	($ 1,673)	$ 4,442

The Company does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

12.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On April 27, 2023, the Company’s Board of Directors declared a dividend of $0.045 per share which is expected to be payable on May 31, 2023, to stockholders of record as of the close of business on May 12, 2023. The ex-dividend date is expected to be May 30, 2023. The dividend will be paid in cash.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Item 1 A. – Risk Factors” in our 2022 Annual Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

This MD&A is divided into the following sections:

●	Overview
●	Market Conditions and Industry Trends
●	Key Business Metrics
●	Results of Operations
●	Business Segment Disclosures
●	Non-U.S. GAAP Financial Measures
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates
●	Non-U.S. GAAP Financial Measures

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

Throughout 2022, and during the first three months of 2023, we continued to make progress in achieving our strategic goals, including a 12% increase in our agent count, going from 78,196 agents as of March 31, 2022 to 87,327 agents as of March 31, 2023. The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

MARKET CONDITIONS AND INDUSTRY TRENDS

In March of 2023, the existing home sales market declined 22%, compared to March of 2022 according to the National Association of Realtors (“NAR”).  Due to the increasing interest rates and increasing inflation, the market began a contraction trend in the second quarter of 2022.

The Company believes it continues to be well positioned to grow in the current economic climate. We have a strong base of agent support, which should drive organic market share growth, retention and productivity.  Additionally, we have an efficient operating model with lower fixed costs driven by our cloud-based model, with no brick-and-mortar locations.

Regardless of whether the housing market continues to slow or begins to recover, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive during fluctuations in economic activity.

National Housing Inventory

According to NAR, inventory of existing homes for sale in the U.S. was 980,000 as of March 2023 (preliminary) compared to 930,000 at the end of March 2022.

Mortgage Interest Rates

The sharp increase in mortgage rates have continued to negatively impact the demand for homebuying.  Based on Freddie Mac data, the average rate for a 30-year, conventional, fixed rate mortgage was 6.3% in March 2023 vs 4.7% in March 2022.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 103.9 for February 2023 (preliminary) from 129.4 for February 2022. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The favorable housing affordability index has been declining year over year due to increasing mortgage rates.

Existing Home Sales Transactions and Prices

According to NAR, seasonally adjusted existing home sale transactions decreased to an annual rate of 4.4 million in March 2023 (preliminary) compared to 5.7 million in March 2022.

According to NAR, the nationwide existing home sales median price for March of 2023 (preliminary) was $375,700 compared to $379,300 in March 2022, a decline of 0.9%. Housing inventory was also up to 2.6 months of inventory compared to 2.0 months last year.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review:

	Three Months Ended March 31,
	2023	2022

Performance:
Agent count	87,327	78,196
Transactions	102,305	114,305
Volume	$ 33,241,616	$ 41,379,500
Revenue	$ 850,616	$ 1,010,731
Gross profit	$ 73,057	$ 83,464
Gross margin (%)	8.6%	8.3%
Adjusted EBITDA(1)	$ 13,327	$ 17,709

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

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

Settled home sales transactions and volume resulted from closed real estate transactions and typically change directionally with changes in the market’s existing home sales transactions as reported by NAR, as disproportionate variances are representative of company-specific improvements or shortfalls to the norm. Our home sale transaction performance was directly related to the performance of our agent base over the prior comparative period.

We utilize gross profit and gross margin, financial statement measures based on generally accepted accounting principles in the U.S. (“U.S. GAAP”) to assess eXp’s financial performance from period to period.

Gross profit is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales. Gross margin is the calculation of gross profit as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross profit is based on the information provided in our results of operations or our consolidated statements of comprehensive income and is an important measure of our potential profitability and brokerage performance. For the three months ended March 31, 2023 and 2022 gross profit was $73.1 million, and $83.5 million, respectively. For the three months ended March 31, 2023, and 2022, gross margin was 8.6% and 8.3%, respectively. Gross profit in the first quarter of 2023 reflects lower revenue related to the slowdown in the housing market in early 2023.  However, for the three months ended March 31, 2023, gross margin increased year-over-year primarily due to a lower increase in commissions and agent-related costs due to a lower percentage of agents reaching their commission capping requirements, entitling them to a lower percentage of the home sale commission.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA has declined for the three months ended March 31, 2023 ended compared to the same period in 2022 due to lower revenue partially offset by lower operating costs.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents’ and employees’ experiences. In doing so, we have adopted many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. An NPS above 50 is considered excellent. The Company’s agent NPS was 70 in the first quarter of 2023.

The NPS measure is an important vehicle for delivering on our core value of transparency. While we strive for high satisfaction, it is equally important to investigate a low or unfavorable trending of NPS. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. Our fast and iterative approach has already led to improvements in parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

Results of Operations

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

	Three Months Ended	% of	Three Months Ended	% of	Change 2023 vs. 2022
	March 31, 2023	Revenue	March 31, 2022	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 850,616	100%	$ 1,010,731	100%	($ 160,115)	(16)%
Operating expenses
Commissions and other agent-related costs	777,559	91%	927,267	92%	(149,708)	(16)%
General and administrative expenses	71,767	8%	75,322	7%	(3,555)	(5)%
Sales and marketing expenses	2,963	-%	3,700	-%	(737)	(20)%
Total operating expenses	852,289	100%	1,006,289	100%	(154,000)	(15)%
Operating (loss) income	(1,673)	-%	4,442	-%	(6,115)	(138)%
Other (income) expense
Other (income) expense, net	(880)	-%	410	-%	(1,290)	(315)%
Equity in losses of unconsolidated affiliates	342	-%	317	-%	25	8%
Other (income) expense, net	(538)	-%	727	-%	(1,265)	(174)%
(Loss) income before income tax expense	(1,135)	-%	3,715	-%	(4,850)	(131)%
Income tax benefit	(2,588)	-%	(5,149)	(1)%	2,561	(50)%
Net (loss) income	1,453	-%	8,864	1%	(7,411)	(84)%
Add back: Net loss attributable to noncontrolling interest	-	-%	18	-%	(18)	(100)%
Net (loss) income attributable to eXp World Holdings, Inc.	1,453	-%	8,882	1%	(7,429)	(84)%
Adjusted EBITDA(1)	$ 13,327	2%	$ 17,709	2%	($ 4,382)	(25)%
Earnings per share
Basic	$ 0.01		$ 0.06		($ 0.05)	(83)%
Diluted	$ 0.01		$ 0.06		($ 0.05)	(83)%
Weighted average shares outstanding
Basic	152,546,766		149,226,166
Diluted	155,668,712		156,842,721
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

First Quarter 2023 consolidated financial highlights as compared to the same year-ago quarter:

●	Revenue decreased 16% to $850.6 million.
●	Gross profit decreased 12% to $73.1 million.
●	Net income of $1.5 million. Earnings per diluted share of $0.01 compared to earnings per diluted share of $0.06 in the year ago quarter.
●	Adjusted EBITDA (a non-GAAP financial measure) of $13.3 million.
●	As of March 31, 2023, cash and cash equivalents totaled $122.8 million. The company repurchased approximately $29.9 million of common stock during the first quarter of 2023.

●	The Company paid a cash dividend for the first quarter of 2022 of $0.045 per share of common stock on March 31, 2023. On April 27, 2023, the Company’s Board of Directors declared a cash dividend of $0.045 per share of common stock for the second quarter of 2023, expected to be paid on May 31, 2023 to stockholders of record on May 12, 2023

Revenue

Our total revenues were $850.6 million for the three months ended March 31, 2023 compared to $1,010.7 million for the same period in 2022, a decrease of ($160.1) million, or (16)%. Total revenues decreased in the first quarter of 2023 as a result of a decrease in real estate transactions and home prices compared to the same period in 2022 due to the decline of the US and Canada residential real estate market.

Commission and Other Agent-Related Costs

Commission and other agent-related costs were $777.6 million for the three months ended March 31, 2023 compared to $927.3 million for the same period in 2022, a decrease ($149.7) million, or (16)%. Commissions and other agent-related costs decreased as a result of a decrease in real estate transactions and home prices compared to the three months ended March 31, 2022 due to the decline of the U.S. and Canada residential real estate market.

General and Administrative Expense

General and administrative expenses were $71.8 million for the three months ended March 31, 2023 compared to $75.3 million for the same period in 2022, a decrease of ($3.6) million or (5)%. General and administrative expenses include costs related to wages, including stock compensation, and other general overhead expenses. General and administrative expenses decreased as a result of lower stock-based compensation, partially offset by increased personnel expenses due to the Company’s increase in employee count to continue to support our agent growth strategy.

Sales and Marketing

Sales and marketing expenses decreased to $3.0 million for the three months ended March 31, 2023 compared to $3.7 million the same period in 2022. The decrease of ($0.7) million is due to decreased advertising to offset the contraction in the real estate market.

Other (Income) Expense

Other (income) in the first quarter of 2023 relates primarily to increased interest income when compared to the first quarter of 2022.

Income Tax Benefit

The Company’s provision for (benefit from) income taxes amounted to ($2.59) million and ($5.15) million for the three months ended March 31, 2023 and 2022, respectively, which represented effective tax rates of positive 237.56% and negative 137.97%, respectively. The increase in income tax benefit was primarily attributable to lower deductible stock-based compensation windfalls.

BUSINESS SEGMENT DISCLOSURES

See Note 11 – Segment Information to the consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended	Change 2023 vs. 2022
	March 31, 2023	March 31, 2022	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues
North American Realty	$ 837,114	$ 1,001,880	($ 164,766)	(16)%
International Realty	10,758	7,094	3,664	52%
Virbela	2,163	1,813	350	19%
Other Affiliated Services	1,677	838	839	100%
Segment eliminations	(1,096)	(894)	(202)	23%
Total Consolidated Revenues	$ 850,616	$ 1,010,731	($ 160,115)	(16)%
Adjusted Segment EBITDA (1)
North American Realty	21,203	28,770	($ 7,567)	(26)%
International Realty	(3,676)	(1,956)	(1,720)	88%
Virbela	(1,296)	(2,771)	1,475	(53)%
Other Affiliated Services	(681)	(829)	148	(18)%
Corporate expenses and other	(2,223)	(5,505)	3,282	(60)%
Total Reported Adjusted EBITDA	$ 13,327	$ 17,709	($ 4,382)	(25)%

North American Realty revenue decreased 16% in the first quarter of 2023 compared to the same period in 2022 primarily due to decreased real estate transactions and home prices driven by the slowdown in the real estate markets. Adjusted EBITDA decreased 26% due to lower revenue, as well as increased general and administrative costs primarily related to increased compensation and personnel related expenses.

International Realty revenue increased 52% in the first quarter of 2023 compared to the same period in 2022 primarily due to increased real estate transactions driven by a higher agent count and increased productivity in previously launched markets. Adjusted EBITDA (loss) increased 88% in the first quarter of 2022 compared to the same period in 2022 due to growing selling, general and administrative expenses to support the incremental production in existing operations.

Virbela revenue increased 19% due to additional enterprise customer base. Adjusted EBITDA (loss) decreased 53% primarily due to workforce reductions and decrease in marketing and advertising expenses.

Other Affiliated Services revenue increased 100% due to expansion of SUCCESS® Coaching and SUCCESS® Media, primarily SUCCESS® magazine. The increases in revenue directly contributed to Adjusted EBITDA (loss) decrease of 18%.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty.  The decrease in these costs (decrease in Adjusted EBITDA (loss) of 60% in the first quarter of 2023 compared to the same period of 2022) reflect decreased costs primarily due to cost containment initiatives.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
Net income	$ 1,453	$ 8,864
Other (income) expense, net	(538)	727
Income tax benefit	(2,588)	(5,149)
Depreciation and amortization	2,579	1,958
Stock compensation expense (1)	9,660	7,798
Stock option expense	2,761	3,511
Adjusted EBITDA	$ 13,327	$ 17,709
(1)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses and dividend payments. In addition, the Company has no known material cash requirements as of March 31, 2023, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions).

For information regarding the Company’s expected cash requirement related to settlement costs, see Note 10 – Commitments and Contingencies.

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Current assets	$ 290,247	$ 255,113
Current liabilities	(161,547)	(127,299)
Net working capital	$ 128,700	$ 127,814

For the three months ended March 31, 2023, net working capital increased $0.9 million, or 1%, compared to December 31, 2022.

Cash Flows

The following table presents our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities	$ 56,144	$ 111,507
Cash used in investment activities	(1,782)	(4,684)
Cash used in financing activities	(36,205)	(35,743)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	594	41
Net change in cash, cash equivalents and restricted cash	$ 18,751	$ 71,121

For the three months ended March 31, 2023, cash provided by operating activities decreased ($55.4) million compared to the same period in 2022. The change resulted primarily from decreased real estate transactions.

For the three months ended March 31, 2023, cash used in our investing activities decreased primarily due to fewer capital expenditures.

For the three months ended March 31, 2023, the increase in cash flows used in financing activities primarily were related to an increase in the payment of cash dividends from 2022 to 2023.

Acquisitions

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions, access new revenue streams, or otherwise complement or accelerate the growth of our existing operations. We may fund acquisitions or investments in complementary businesses with various sources of capital including existing cash balances and cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, which provides a description of our critical accounting policies. There were no changes to critical accounting policies or estimates as reflected in our 2022 Annual Report. For additional information regarding our critical accounting policies and estimates, see the Critical Accounting Policies and Estimates section of MD&A included in our 2022 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposures to market risk since December 31, 2022. For details on the Company's interest rate and foreign currency exchange, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2022 Annual Report.

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

As of March 31, 2023, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

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

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown. For a discussion of our potential risks and uncertainties, please see in Part I, Item 1A of the 2022 Annual Report under the heading “Risk Factors”.  Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the risk factors disclosed in Part I, Item 1A of 2022 Annual Report, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors as disclosed in the 2022 Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/1/2023-1/31/2023	761,823	$ 13.29	761,823	$ 81,498,629
2/1/2023-2/28/2023	669,068	15.14	669,068	71,505,180
3/1/2023-3/31/2023	841,940	11.85	841,940	61,513,137
Total	2,272,831	$ 13.42	2,272,831

(1)	In December 2018, the Company’s board of directors approved a stock repurchase program authorizing the Company to purchase its common stock. In November 2019, the Board amended the repurchase program, increasing the total amount authorized to be purchased from $25.0 million to $75.0 million. In December 2020, the Board approved another amendment to the repurchase program, increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved an increase to the total amount of its buyback program from $400.0 million to $500.0 million. The stock repurchase program is more fully disclosed in Note 6 – Stockholders’ Equity to the consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Exhibit	Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Restated Certificate of Incorporation	10-K	3.1	2/28/2023

3.2	Restated Bylaws	10-K	3.2	2/28/2023

4.1	Description of Securities	10-K	4.1	2/28/2023

13.1	Annual Report on Form 10-K	10-K	NA	2/28/2023

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2023	eXp World Holdings, Inc.
(Registrant)

/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)