Form 10-Q
period 2023-06-30
EXP World Holdings, Inc.
filed 2023-08-03
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐    No ☒

There were 153,588,186 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of June 30, 2023.

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

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 124,714	$ 121,594
Restricted cash	88,560	37,789
Accounts receivable, net of allowance for credit losses of $1,544 and $4,014, respectively	134,998	87,262
Prepaids and other assets	8,101	8,468
TOTAL CURRENT ASSETS	356,373	255,113
Property, plant, and equipment, net	15,224	18,151
Operating lease right-of-use assets	32	2,127
Other noncurrent assets	6,567	1,703
Intangible assets, net	11,728	8,700
Deferred tax assets	65,306	68,676
Goodwill	27,552	27,212
TOTAL ASSETS	$ 482,782	$ 381,682

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 7,321	$ 10,391
Customer deposits	88,643	37,789
Accrued expenses	128,461	78,944
Current portion of lease obligation - operating lease	29	175
TOTAL CURRENT LIABILITIES	224,454	127,299
Long-term payable	5	4,697
Long-term lease obligation - operating lease, net of current portion	3	694
TOTAL LIABILITIES	224,462	132,690

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 177,900,083 issued and 153,588,186 outstanding at June 30, 2023; 171,656,030 issued and 152,839,239 outstanding at December 31, 2022	2	2
Additional paid-in capital	701,806	611,872
Treasury stock, at cost: 24,311,897 and 18,816,791 shares held, respectively	(463,738)	(385,010)
Accumulated earnings	18,138	20,723
Accumulated other comprehensive income	943	236
Total eXp World Holdings, Inc. stockholders' equity	257,151	247,823
Equity attributable to noncontrolling interest	1,169	1,169
TOTAL EQUITY	258,320	248,992
TOTAL LIABILITIES AND EQUITY	$ 482,782	$ 381,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$ 1,232,927	$ 1,415,060	$ 2,083,543	$ 2,425,791
Operating expenses
Commissions and other agent-related costs	1,136,411	1,307,810	1,913,970	2,235,077
General and administrative expenses	82,541	91,391	154,308	166,713
Sales and marketing expenses	2,878	4,210	5,841	7,910
Total operating expenses	1,221,830	1,403,411	2,074,119	2,409,700
Operating income	11,097	11,649	9,424	16,091
Other (income) expense
Other (income) expense, net	(1,299)	62	(2,179)	472
Equity in losses of unconsolidated affiliates	143	567	485	884
Total other (income) expense, net	(1,156)	629	(1,694)	1,356
Income before income tax expense	12,253	11,020	11,118	14,735
Income tax (benefit) expense	2,831	1,661	243	(3,488)
Net income	9,422	9,359	10,875	18,223
Net income attributable to noncontrolling interest	-	-	-	18
Net income attributable to eXp World Holdings, Inc.	$ 9,422	$ 9,359	$ 10,875	$ 18,241

Earnings per share
Basic	$ 0.06	$ 0.06	$ 0.07	$ 0.12
Diluted	$ 0.06	$ 0.06	$ 0.07	$ 0.12
Weighted average shares outstanding
Basic	153,249,120	150,783,418	152,899,883	150,049,170
Diluted	156,693,959	155,816,038	156,119,627	156,579,590
Comprehensive income:
Net income	$ 9,422	$ 9,359	$ 10,875	$ 18,223
Comprehensive loss attributable to noncontrolling interests	-	-	-	18
Net income attributable to eXp World Holdings, Inc.	9,422	9,359	10,875	18,241
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	64	(1,182)	707	(1,141)
Comprehensive income attributable to eXp World Holdings, Inc.	$ 9,486	$ 8,177	$ 11,582	$ 17,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock:
Balance, beginning of period	$ 2	$ 2	$ 2	$ 1
Agent equity stock compensation	-	-	-	1
Balance, end of period	2	2	2	2
Treasury stock:
Balance, beginning of period	(414,926)	(239,965)	(385,010)	(210,009)
Repurchases of common stock	(48,812)	(49,864)	(78,728)	(79,820)
Balance, end of period	(463,738)	(289,829)	(463,738)	(289,829)
Additional paid-in capital:
Balance, beginning of period	650,383	450,570	611,872	401,479
Shares issued for stock options exercised	946	280	1,253	778
Agent growth incentive stock compensation	9,236	6,685	17,903	13,268
Agent equity stock compensation	38,876	48,335	65,652	86,835
Stock option compensation	2,365	3,606	5,126	7,116
Balance, end of period	701,806	509,476	701,806	509,476
Accumulated earnings:
Balance, beginning of period	15,580	33,533	20,723	30,510
Net income	9,422	9,359	10,875	18,241
Dividends declared and paid	(6,864)	(5,885)	(13,460)	(11,744)
Balance, end of period	18,138	37,007	18,138	37,007
Accumulated other comprehensive income (loss):
Balance, beginning of period	879	229	236	188
Foreign currency translation gain (loss)	64	(1,182)	707	(1,141)
Balance, end of period	943	(953)	943	(953)
Noncontrolling interest:
Balance, beginning of period	1,169	1,169	1,169	1,364
Net loss	-	-	-	(18)
Transactions with noncontrolling interests	-	-	-	(177)
Balance, end of period	1,169	1,169	1,169	1,169
Total equity	$ 258,320	$ 256,872	$ 258,320	$ 256,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$ 10,875	$ 18,223
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	4,163	3,570
Amortization expense - intangible assets	1,195	817
Loss on dissolution of consolidated affiliates	-	361
Allowance for credit losses on receivables/bad debt on receivables	(2,470)	608
Equity in loss of unconsolidated affiliates	485	884
Agent growth incentive stock compensation expense	18,148	17,028
Stock option compensation	5,126	7,121
Agent equity stock compensation expense	65,652	86,835
Deferred income taxes, net	3,370	(6,892)
Changes in operating assets and liabilities:
Accounts receivable	(45,266)	(22,269)
Prepaids and other assets	367	2,236
Customer deposits	50,854	25,893
Accounts payable	(3,069)	(1,152)
Accrued expenses	49,273	31,961
Long term payable	(4,692)	-
Other operating activities	157	74
NET CASH PROVIDED BY OPERATING ACTIVITIES	154,168	165,298
INVESTING ACTIVITIES
Purchases of property, plant, equipment	(3,433)	(8,077)
Investments in unconsolidated affiliates	(5,350)	-
Capitalized software development costs in intangible assets	(1,179)	-
NET CASH USED IN INVESTING ACTIVITIES	(9,962)	(8,077)
FINANCING ACTIVITIES
Repurchase of common stock	(78,728)	(79,820)
Proceeds from exercise of options	1,253	780
Transactions with noncontrolling interests	-	(425)
Dividends declared and paid	(13,460)	(11,744)
NET CASH USED IN FINANCING ACTIVITIES	(90,935)	(91,209)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	620	(1,141)
Net change in cash, cash equivalents and restricted cash	53,891	64,871
Cash, cash equivalents and restricted cash, beginning balance	159,383	175,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 213,274	$ 240,781
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 1,833	$ 2,444
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease obligation - operating lease	$ 837	$ -
Property, plant and equipment increase due to transfer of right-of-use lease asset	1,100	-
Property, plant and equipment purchases in accounts payable	-	246

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, December 31, 2021	$ 108,237	$ 67,673	$ 175,910
Balance, June 30, 2022	$ 134,898	$ 105,883	$ 240,781
Balance, December 31, 2022	$ 121,594	$ 37,789	$ 159,383
Balance, June 30, 2023	$ 124,714	$ 88,560	$ 213,274

3.	EXPECTED CREDIT LOSSES

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

As of the second quarter of 2022, the Company provided an allowance for potential credit losses of real estate transactions.

Receivables from real estate property settlements totaled $129,139 and $79,135 of which the Company recognized expected credit losses of $66 and $3,127, respectively as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022 agent non-commission based fees receivable and short-term advances totaled $7,403 and $12,141, of which the Company recognized expected credit losses of $1,478 and $887, respectively.

4.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Computer hardware and software	$ 36,467	$ 34,206
Furniture, fixture, and equipment	2,253	20
Total depreciable property and equipment	38,720	34,226
Less: accumulated depreciation	(23,552)	(19,282)
Depreciable property, net	15,168	14,944
Assets under development	56	3,207
Property, plant, and equipment, net	$ 15,224	$ 18,151

For the three months ended June 30, 2023 and 2022 depreciation expense was $2,096 and $1,954, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense was $4,163 and $3,570, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,552 as of June 30, 2023 and $27,212 as of December 31, 2022. As of June 30, 2023, the Company recorded cumulative translation adjustment of $340 related to Canadian goodwill. The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three and six months ended June 30, 2023, no events occurred that indicated it was more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	June 30, 2023			December 31, 2022
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 3,472	($ 984)	$ 2,488	$ 3,459	($ 841)	$ 2,618
Existing technology	8,188	(2,889)	5,299	3,995	(2,458)	1,537
Non-competition agreements	469	(125)	344	461	(125)	336
Customer relationships	1,895	(646)	1,249	1,895	(551)	1,344
Licensing agreement	210	(210)	-	210	(181)	29
Intellectual property	2,836	(488)	2,348	2,836	-	2,836
Total intangible assets	$ 17,070	($ 5,342)	$ 11,728	$ 12,856	($ 4,156)	$ 8,700

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended June 30, 2023 and 2022 was $683 and $475, respectively. Amortization expense for definite-lived intangible assets for the six months ended June 30, 2023 and 2022 was $1,195 and $817, respectively. The Company has no indefinite-lived assets.

6.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock:
Balance, beginning of quarter	174,532,043	158,300,605	171,656,030	155,516,284
Shares issued for stock options exercised	79,599	639,861	192,807	1,363,055
Agent growth incentive stock compensation	730,003	403,652	1,386,439	914,324
Agent equity stock compensation	2,558,438	3,942,452	4,664,807	5,492,907
Balance, end of quarter	177,900,083	163,286,570	177,900,083	163,286,570

The Company’s equity programs described below are administered under the stockholder approved 2015 Equity Incentive Plan. The purpose of the equity plan is to retain the services of valued employees, directors, officers, agents, and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

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

During the three months ended June 30, 2023 and 2022, the Company issued 2,558,438 and 3,942,452 shares of common stock, respectively, to agents and brokers with a value of $38,876 and $48,335, respectively, inclusive of discount. During the six months ended June 30, 2023 and 2022, the Company issued 4,664,807 and 5,492,907 shares of common stock, respectively, to agents and brokers with a value of $65,652 and $86,835, respectively, inclusive of discount.

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

For the three months ended June 30, 2023 and 2022 the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $8,488 and $9,230, respectively, of which the total amount of stock compensation attributable to liability classified awards was $345 and $2,545, respectively. For the six months ended June 30, 2023 and 2022 the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $18,148 and $17,028, respectively, of which the total amount of stock compensation attributable to liability classified awards was $1,338 and $4,451, respectively.

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Balance, December 31, 2022	$ 3,885
Stock grant liability increase year to date	1,338
Stock grants reclassified from liability to equity year to date	(1,094)
Balance, June 30, 2023	$ 4,129

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options typically have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended June 30, 2023 and 2022, the Company granted 1,440,010 and 288,007 stock options, respectively, to employees with an estimated grant date fair value of $8.35 and $11.64 per share, respectively. During the six months ended June 30, 2023 and 2022, the Company granted 1,528,563 and 772,385 stock options, respectively, to employees with an estimated grant date fair value of $8.34 and $13.24 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

Stock Repurchase Plan

In December 2018, the Company’s board of directors (the “Board”) approved a stock repurchase program authorizing the Company to purchase up to $25.0 million of its common stock, which was later amended in November 2019 increasing the authorized repurchase amount to $75.0 million. In December 2020, the Board approved another amendment to the repurchase plan, increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved an increase to the total amount of its buyback program from $400.0 million to $500.0 million. In June 2023, the Board approved an increase to the total amount of its buyback program from $500.0 million to $1.0 billion.  Purchases under the repurchase program may be made in the open market or through a 10b5-1 plan and are expected to comply with Rule 10b-18 under the Exchange Act, as amended. The timing and number of shares repurchased depends upon market conditions. The repurchase program does not require the Company to acquire a specific number of shares. The cost of the shares that are repurchased is funded from cash and cash equivalents on hand.

10b5-1 Repurchase Plan

The Company maintains an internal stock repurchase program with program changes subject to Board consent. From time to time, the Company adopts written trading plans pursuant to Rule 10b5-1 of the Exchange Act to conduct repurchases on the open market.

On January 10, 2022, the Company and Stephens Inc. entered into a form of Issuer Repurchase Plan (“Issuer Repurchase Plan”) which authorized Stephens to repurchase up to $10.0 million of its common stock per month. On May 3, 2022, the Board approved and on May 6, 2022, the Company entered into a form of first amendment to the Issuer Repurchase Plan to increase monthly repurchases from $10.0 million of its common stock per month up to $20.0 million. On September 27, 2022, the Board approved, and the Company entered into, a form of second amendment to the Issuer Repurchase Plan, to decrease the monthly repurchases from $20.0 million of its common stock per month to $13.3 million, in anticipation of volume decreases in connection with the contraction in the real estate market. On December 27, 2022, the Board approved, and the Company entered into, a form of third amendment to the Issuer Repurchase Plan, to decrease the monthly repurchases from $13.3 million of its common stock per month to $10.0 million, in connection with ongoing contractions in the real estate market. On May 10, 2023, the Board approved and, on May 11, 2023, the Company entered into, a form of fourth amendment to the Issuer Repurchase Plan, to increase the monthly repurchase amounts during 2023 due to actual and projected changes in the Company’s cash and cash equivalents; specifically, to permit purchases of up to: (i) $17.0 million during May 2023, (ii) $22.0 million during June 2023, (iii) $18.67 million during any calendar month commencing July 1, 2023 through and including September 30, 2023, and (iv) $12.0 million during any calendar month commencing October 1, 2023 through and including December 31, 2023. On June 26, 2023, the Board approved, and the Company entered into, a form of fifth amendment to the Issuer Repurchase Plan to increase the maximum aggregate buyback from $500.0 million to $1.0 billion in accordance with the repurchase program limit.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding.

The following table shows the share changes in treasury stock for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Treasury stock:
Balance, beginning of quarter	21,089,622	7,883,740	18,816,791	6,751,692
Repurchases of common stock	3,222,275	3,603,951	5,495,106	4,735,999
Balance, end of quarter	24,311,897	11,487,691	24,311,897	11,487,691

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common stock	$ 9,422	$ 9,359	$ 10,875	$ 18,241
Denominator:
Weighted average shares - basic	153,249,120	150,783,418	152,899,883	150,049,170
Dilutive effect of common stock equivalents	3,444,839	5,032,620	3,219,744	6,530,420
Weighted average shares - diluted	156,693,959	155,816,038	156,119,627	156,579,590
Earnings per share:
Earnings per share attributable to common stock- basic	$ 0.06	$ 0.06	$ 0.07	$ 0.12
Earnings per share attributable to common stock- diluted	$ 0.06	$ 0.06	$ 0.07	$ 0.12

For three months ended June 30, 2023 and 2022 total outstanding shares of common stock excluded 656,776 and 1,485,139 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For six months ended June 30, 2023 and 2022 total outstanding shares of common stock excluded 588,940 and 692,237 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

8.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for income tax expense (benefit) amounted to $0.24 million and ($3.49) million for the six months ended June 30, 2023 and 2022, respectively, which represent effective tax rates of positive 2.20% and negative 23.81%, respectively. The provision for income tax expense was primarily attributable to increase in income from operations, lower deductible stock-based compensation windfalls and return to provision true-ups in various jurisdictions. The effective tax rate differs from our statutory rates in both periods primarily due to the impact of the stock-based compensation and R&D tax credit.

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

As of June 30, 2023 and December 31, 2022, the fair value of the Company’s money market funds was $45,080 and $44,062, respectively.

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

Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted EBITDA. Adjusted Segment EBITDA is defined by us as operating profit plus depreciation and amortization and stock-based compensation expenses. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies. The Company’s four reportable segments are as follows:

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

All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Audited Consolidated Financial Statements included herein. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The following table provides information about the Company’s reportable segments and a reconciliation of the total segment Revenues to consolidated Revenues and Adjusted Segment EBITDA to the consolidated operating profit and Goodwill (in thousands). Financial information for the comparable prior periods presented have been revised to conform with the current year presentation.

	Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North American Realty	$ 1,219,345	$ 1,404,028	$ 2,056,459	$ 2,405,908
International Realty	11,991	8,908	22,748	16,002
Virbela	1,811	2,040	3,974	3,853
Other Affiliated Services	1,072	1,043	2,749	1,881
Revenues reconciliation:
Segment eliminations	(1,292)	(959)	(2,387)	(1,853)
Consolidated revenues	$ 1,232,927	$ 1,415,060	$ 2,083,543	$ 2,425,791

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North American Realty	$ 34,122	$ 39,899	$ 55,325	$ 68,670
International Realty	(3,782)	(3,014)	(7,458)	(4,970)
Virbela	(1,196)	(2,715)	(2,492)	(5,487)
Other Affiliated Services	(1,168)	(747)	(1,849)	(1,576)
Corporate expenses and other	(3,247)	(6,509)	(5,470)	(12,010)
Consolidated Adjusted EBITDA	$ 24,729	$ 26,914	$ 38,056	$ 44,627

Operating Profit Reconciliation:
Depreciation and amortization expense	2,779	2,429	5,358	4,387
Stock compensation expense	8,488	9,230	18,148	17,028
Stock option expense	2,365	3,606	5,126	7,121
Consolidated operating profit	$ 11,097	$ 11,649	$ 9,424	$ 16,091

	Goodwill
	June 30, 2023	December 31, 2022
North American Realty	$ 16,917	$ 16,577
International Realty	-	-
Virbela	8,248	8,248
Other Affiliated Services	2,387	2,387
Segment total	27,552	27,212
Corporate and other	-	-
Consolidated total	$ 27,552	$ 27,212

The Company does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

12.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On July 28, 2023, the Company’s Board of Directors declared a dividend of $0.05 per share which is expected to be payable on September 4, 2023, to stockholders of record as of the close of business on August 18, 2023. The ex-dividend date is expected to be on or around August 16, 2023. The dividend will be paid in cash.

Loss of “Controlled Company” Status

As reported on a Schedule 13D filed with the Securities and Exchange Commission on December 8, 2017, on or about June 6,  2017, Glenn D. Sanford and Penny Sanford entered into an oral agreement (the “Stockholder Agreement”), pursuant to which Mr. Sanford and Ms. Sanford agreed to vote as a group with respect to the election of our directors and any other matter on which shares of eXp World Holdings, Inc.’s (the “Company”) common stock are entitled to vote. A purpose of the Stockholder Agreement was to enable the Company to qualify as a “controlled company” within the meaning of the NASDAQ listing rules.

On May 14, 2018, the Company’s application to list its common stock on the NASDAQ Global Market was approved and, because Mr. Sanford and Ms. Sanford collectively held more than 50% of the voting power for the election of our directors, the Company qualified as a “controlled company” within the meaning of the NASDAQ rules.

On or about December 17, 2020, Mr. Sanford, Ms. Sanford, Jason Gesing and Eugene Frederick entered into an oral agreement to amend the Stockholder Agreement, pursuant to which Mr. Sanford, Ms. Sanford, Mr. Gesing and Mr. Frederick (collectively, the “Voting Group”) agreed to vote their shares as a group with respect to the election of our directors and any other matter on which the Company’s shares of common stock are entitled to vote. Based on the Voting Group’s most recently filed Schedule 13D/A, as of September 30, 2022, the Voting Group beneficially owned 78,997,394 shares of Common Stock, representing 51.73% of our outstanding shares of Common Stock.

On July 31, 2023, Ms. Sanford and Messrs. Sanford and Gesing filed a Schedule 13D/A disclosing that Mr. Frederick was no longer a member of the Voting Group. Because no person or group holds more than 50% of the voting power for the election of our directors, the Company no longer qualifies as a “controlled company” under NASDAQ rules. Accordingly, following permitted phase-in periods, the Company will be required to, among other things, have a majority of independent directors on its Board of Directors, a compensation committee consisting solely of independent directors and a director nominations process whereby directors are selected by a nominations committee consisting solely of independent directors or by a vote of the Board of Directors in which only independent directors participate.

Adoption of 2023 Equity Incentive Plan

Due to limited shares available for issuance and the upcoming expiration of the 2015 Equity Incentive Plan, the Compensation Committee of the Board approved, and recommended that the Board approve and adopt, a new equity incentive plan to serve as the successor to our 2015 Equity Incentive Plan. The Board adopted the 2023 Equity Incentive Plan on July 28, 2023, and, stockholders holding a majority of the voting power of the Company adopted the Plan on July 29, 2023, by written consent in lieu of a meeting. The 2023 Equity Incentive Plan and a summary of its principal terms and conditions will be set forth in an information statement to be filed with the Securities and Exchange Commission and provided to all of our stockholders.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Item 1 A. – Risk Factors” in our 2022 Annual Report and “Item 1 A. – Risk Factors” in this Quarterly Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

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

Throughout 2022, and during the first six months of 2023, we continued to make progress in achieving our strategic goals, including a 7% increase in our agent count, going from 82,856 agents as of June 30, 2022 to 88,248 agents as of June 30, 2023.  The increase in our agents occurred even though, according to the National Association of Realtors (“NAR”), real estate industry agents declined 1.1% from June 2022 to June 2023.  The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

MARKET CONDITIONS AND INDUSTRY TRENDS

In June of 2023, the existing home sales market declined 18.9%, compared to June of 2022 according to the NAR.  Due to the increasing interest rates and increasing inflation, the market began a contraction trend in the second quarter of 2022.

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

National Housing Inventory

According to NAR, inventory of existing homes for sale in the U.S. was 1,080,000 as of June 2023 (preliminary) compared to 1,250,000 at the end of June 2022.

Mortgage Interest Rates

The sharp increase in mortgage rates have continued to negatively impact the demand for homebuying.  Based on Freddie Mac data, the average rate for a 30-year, conventional, fixed rate mortgage was 6.7% in June 2023 vs 5.7% in June 2022.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 93.8 for May 2023 (preliminary) from 98.3 for May 2022. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The housing affordability index has been declining year over year due to increasing mortgage rates.

Existing Home Sales Transactions and Prices

According to NAR, seasonally adjusted existing home sale transactions decreased to an annual rate of 4.2 million in June 2023 (preliminary) compared to 5.1 million in June 2022 a decrease of 18.9%.

According to NAR, the nationwide existing home sales median price for June of 2023 (preliminary) was $410,200 compared to $413,800 in June 2022, a decline of 0.9%. Housing inventory was also up to 3.1 months of inventory compared to 2.9 months last year.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except transactions and agent count)
Performance:
Agent count	88,248	82,856	88,248	82,856
Real estate sales transactions	119,277	136,074	206,378	238,925
Other real estate transactions	17,922	13,958	33,126	25,412
Volume	$ 48,570,132	$ 57,894,767	$ 81,811,749	$ 99,274,268
Revenue	$ 1,232,927	$ 1,415,060	$ 2,083,543	$ 2,425,791
Gross profit	96,516	107,250	169,573	190,714
Gross margin (%)	7.8%	7.6%	8.1%	7.9%
Adjusted EBITDA(1)	24,729	26,914	38,056	44,627

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

We periodically evaluate trends in certain metrics to track the Company’s performance.

Our strength is attracting real estate agent and broker professionals that contribute to our growth. Real estate sales transactions are recorded when our agents and brokers represent buyers and/or sellers in the purchase or sale, respectively, of a home. Other real estate transactions are recorded for leases, rentals and referrals.  The number of real estate transactions is a key driver of our revenue and profitability. Transaction volume represents the total sales value for all transactions and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, local inventory levels, mortgage interest rates, and seasonality. Real estate transaction revenue represents the commission revenue earned by the Company for closed brokerage real estate transactions.

We continue to increase our agents and brokers in the United States, Canada, and certain international locations through the execution of our growth strategies. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including macroeconomic factors affecting the real estate industry in general. With our unique business model, we anticipate being able to continue to grow for the remainder of the year, despite the less favorable economic outlook.

Settled home sales transactions and volume result from closed real estate transactions and typically change directionally with changes in the market’s existing home sales transactions as reported by NAR, as disproportionate variances are representative of company-specific improvements or shortfalls to the norm. Our home sale transaction performance was directly related to the performance of our agent base over the prior comparative period.

We utilize gross profit and gross margin, financial statement measures based on generally accepted accounting principles in the U.S. (“U.S. GAAP”) to assess eXp’s financial performance from period to period.

Gross profit is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales. Gross margin is the calculation of gross profit as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross profit is based on the information provided in our results of operations or our consolidated statements of comprehensive income and is an important measure of our potential profitability and brokerage performance. For the three months ended June 30, 2023 and 2022 gross profit was $96.5 million, and $107.3 million, respectively. For the three months ended June 30, 2023 and 2022, gross margin was 7.8% and 7.6%, respectively. For the six months ended June 30, 2023 and 2022, gross profit was $169.6 million, and $190.7 million, respectively. For the six months ended June 30, 2023 and 2022, gross margin was 8.1% and 7.9%, respectively. Gross profit decreased in the first six months of 2023 compared to 2022 due to lower revenue related to the slowdown in the housing market.  However, for the first half of 2023 and for the three months ended June 30, 2023, gross margin increased year-over-year primarily due to a lower increase in commissions and agent-related costs due to a lower percentage of agents reaching their commission capping requirements, entitling them to a lower percentage of the home sale commission.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA has declined for the first half of 2023 and for the three months ended June 30, 2023 compared to the same periods in 2022 due to lower revenue partially offset by lower operating costs.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents’ and employees’ experiences. In doing so, we have adopted many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. An NPS above 50 is considered excellent. The Company’s agent NPS was 72 in the second quarter of 2023.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

	Three Months Ended	% of	Three Months Ended	% of	Change 2023 vs. 2022
	June 30, 2023	Revenue	June 30, 2022	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,232,927	100%	$ 1,415,060	100%	($ 182,133)	(13)%
Operating expenses
Commissions and other agent-related costs	1,136,411	92%	1,307,810	92%	(171,399)	(13)%
General and administrative expenses	82,541	7%	91,391	6%	(8,850)	(10)%
Sales and marketing expenses	2,878	-%	4,210	-%	(1,332)	(32)%
Total operating expenses	1,221,830	99%	1,403,411	99%	(181,581)	(13)%
Operating income	11,097	1%	11,649	1%	(552)	(5)%
Other (income) expense
Other (income) expense, net	(1,299)	-%	62	-%	(1,361)	(2,195)%
Equity in losses of unconsolidated affiliates	143	-%	567	-%	(424)	(75)%
Other (income) expense, net	(1,156)	-%	629	-%	(1,785)	(284)%
Income before income tax expense	12,253	1%	11,020	1%	1,233	11%
Income tax expense	2,831	-%	1,661	-%	1,170	70%
Net income	9,422	1%	9,359	1%	63	1%
Add back: Net loss attributable to noncontrolling interest	-	-%	-	-%	-	-%
Net income attributable to eXp World Holdings, Inc.	9,422	1%	9,359	1%	63	1%
Adjusted EBITDA(1)	$ 24,729	2%	$ 26,914	2%	($ 2,185)	(8)%
Earnings per share
Basic	$ 0.06		$ 0.06		($ 0.00)	-%
Diluted	$ 0.06		$ 0.06		$ 0.00	-%
Weighted average shares outstanding
Basic	153,249,120		150,783,418
Diluted	156,693,959		155,816,038
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Three months ended June 30, 2023 consolidated financial highlights, including certain comparisons to the same year-ago quarter:

●	Revenue decreased (13)% to $1.2 billion.
●	Gross profit decreased (10)% to $96.5 million.
●	Net income of $9.4 million. Earnings per diluted share of $0.06 compared to earnings per diluted share of $0.06 in the same period of prior year.
●	Adjusted EBITDA (a non-GAAP financial measure) of $24.7 million.

●	As of June 30, 2023, cash and cash equivalents totaled $124.7 million. The company repurchased $48.8 million of common stock during the second quarter of 2023.
●	The Company paid a cash dividend for the second quarter of 2023 of $0.045 per share of common stock on May 31, 2023. On July 28, 2023, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock for the third quarter of 2023, expected to be paid on September 4, 2023 to stockholders of record on August 18, 2023.

Revenue

Our total revenues were $1.2 billion for the three months ended June 30, 2023 compared to $1.4 billion for the same period in 2022, a decrease of ($182.1) million, or (13)%. Total revenues decreased in the second quarter of 2023 as a result of a decrease in real estate transactions and home prices compared to the same period in 2022 primarily due to the continued decline of the US and Canada residential real estate market.

Commission and Other Agent-Related Costs

Commission and other agent-related costs were $1.1 billion for the three months ended June 30, 2023 compared to $1.3 billion for the same period in 2022, a decrease of ($171.4) million, or (13)%. Commissions and other agent-related costs decreased primarily as a result of a decrease in real estate transactions and home prices compared to the three months ended June 30, 2022 due to the continued decline of the U.S. and Canada residential real estate market.

General and Administrative Expense

General and administrative expenses were $82.5 million for the three months ended June 30, 2023 compared to $91.4 million for the same period in 2022, a decrease of ($8.9) million or (10)%. General and administrative expenses include costs related to wages, stock compensation, and other general overhead expenses. General and administrative expenses decreased as a result of lower stock-based compensation.

Sales and Marketing

Sales and marketing expenses decreased to $2.9 million for the three months ended June 30, 2023 compared to $4.2 million the same period in 2022. The decrease of ($1.3) million is due to decreased advertising to offset the contraction in the real estate market.

Other (Income) Expense

Other (income) in the second quarter of 2023 relates primarily to increased interest income when compared to the second quarter of 2022.

Income Tax Expense (Benefit)

The Company’s provision for income tax expense amounted to $2.8 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, which represented effective tax rates of positive 23.20% and 15.16%, respectively. The provision for income tax expense was primarily attributable to increase in income from operations, lower deductible stock-based compensation windfalls and return to provision true-ups in various jurisdictions.

The Company is subject to a wide variety of tax laws and regulations across the jurisdictions where it operates. Regulatory developments from the U.S. or international tax reform legislation could result in an impact to the Company's effective tax rate. The company continues to monitor the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by the Organization for Economic Co-operation and Development (OECD) including the legislative adoption of Pillar II by countries, and all other tax regulatory changes, to evaluate the potential impact on future periods.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

	Six Months Ended	% of	Six Months Ended	% of	Change 2023 vs. 2022
	June 30, 2023	Revenue	June 30, 2022	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 2,083,543	100%	$ 2,425,791	100%	($ 342,248)	(14)%
Operating expenses
Commissions and other agent-related costs	1,913,970	92%	2,235,077	92%	(321,107)	(14)%
General and administrative expenses	154,308	7%	166,713	7%	(12,405)	(7)%
Sales and marketing expenses	5,841	-%	7,910	-%	(2,069)	(26)%
Total operating expenses	2,074,119	100%	2,409,700	99%	(335,581)	(14)%
Operating income	9,424	-%	16,091	1%	(6,667)	(41)%
Other (income) expense
Other (income) expense, net	(2,179)	-%	472	-%	(2,651)	(562)%
Equity in losses of unconsolidated affiliates	485	-%	884	-%	(399)	(45)%
Total other (income) expense, net	(1,694)	-%	1,356	-%	(3,050)	(225)%
Income before income tax expense	11,118	1%	14,735	1%	(3,617)	(25)%
Income tax (benefit) expense	243	-%	(3,488)	-%	3,731	107%
Net income	10,875	1%	18,223	1%	(7,348)	(40)%
Add back: Net loss attributable to noncontrolling interest	-	-%	18	-%	(18)	(100)%
Net income attributable to eXp World Holdings, Inc.	10,875	1%	18,241	1%	(7,366)	(40)%
Adjusted EBITDA (1)	$ 38,056	2%	$ 44,627	2%	($ 6,571)	(15)%
Earnings per share
Basic	$ 0.07		$ 0.12		($ 0.05)	(42)%
Diluted	$ 0.07		$ 0.12		($ 0.05)	(42)%
Weighted average shares outstanding
Basic	152,899,883		150,049,170
Diluted	156,119,627		156,579,590
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures.”

Six months ended June 30, 2023 consolidated financial highlights, including certain comparisons to the same year-ago period:

●	Revenue decreased (14)% to $2.1 billion.
●	Gross profit decreased (11)% to $169.6 million.
●	Net income of $10.9 million. Earnings per diluted share of $0.07 compared to earnings per diluted share of $0.12 in the same period of prior year.
●	Adjusted EBITDA (a non-GAAP financial measure) of $38.1 million.

●	As of June 30, 2023, cash and cash equivalents totaled $124.7 million. The company repurchased approximately $78.7 million of common stock during the first half of 2023.
●	The Company paid cash dividends for the first six months of 2023 of $0.045 per share of common stock on March 31, 2023 and $0.045 per share of common stock on May 31, 2023.

Revenue

Our total revenues were $2.1 billion for the six months ended June 30, 2023 compared to $2.4 billion for the same period in 2022, a decrease of ($342.2) million, or (14)%. Total revenues decreased in the first half of 2023 primarily as a result of a decrease in real estate transactions and home prices compared to the same period in 2022 primarily due to the decline of the US and Canada residential real estate market.

Commission and Other Agent-Related Costs

Commission and other agent-related costs were $1.9 billion for six months ended June 30, 2023 compared to $2.2 billion for the same period in 2022, a decrease of ($321.1) million, or (14)%. Commissions and other agent-related costs decreased primarily as a result of a decrease in real estate transactions and home prices compared to the period ended June 30, 2022 due to the decline of the U.S. and Canada residential real estate market.

General and Administrative Expense

General and administrative expenses were $154.3 million for the six months ended June 30, 2023 compared to $166.7 million for the same period in 2022, a decrease of ($12.4) million or (7)%. General and administrative expenses include costs related to wages, stock compensation, and other general overhead expenses. General and administrative expenses decreased as a result of lower stock-based compensation, partially offset by increased personnel expenses due to the Company’s increase in employee count to continue to support our agent growth strategy.

Sales and Marketing

Sales and marketing expenses decreased to $5.8 million for the six months ended June 30, 2023 compared to $7.9 million the same period in 2022. The decrease of ($2.1) million is due to decreased advertising to offset the contraction in the real estate market.

Other (Income) Expense

Other (income) in the first half of 2023 relates primarily to increased interest income when compared to the first half of 2022.

Income Tax (Benefit) Expense

The Company’s provision for income tax expense and (benefit from) income taxes amounted to $0.2 million and ($3.5) million for the six months ended June 30, 2023 and 2022, respectively, which represent an effective tax rate of positive 2.20% and negative 23.81%, respectively. The provision for income tax expense was primarily attributable to increase in income from operations, lower deductible stock-based compensation windfalls and return to provision true-ups in various jurisdictions.

The Company is subject to a wide variety of tax laws and regulations across the jurisdictions where it operates. Regulatory developments from the U.S. or international tax reform legislation could result in an impact to the Company's effective tax rate. The company continues to monitor the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by the Organization for Economic Co-operation and Development (OECD) including the legislative adoption of Pillar II by countries, and all other tax regulatory changes, to evaluate the potential impact on future periods.

BUSINESS SEGMENT DISCLOSURES

See Note 11 – Segment Information to the consolidated financial statements for additional information regarding our business segments.  The following table reflects the results of each of our reportable segments during the three months ended June 30, 2023 and 2022:

	Three Months Ended	Three Months Ended	Change 2023 vs. 2022
	June 30, 2023	June 30, 2022	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues
North American Realty	$ 1,219,345	$ 1,404,028	($ 184,683)	(13)%
International Realty	11,991	8,908	3,083	35%
Virbela	1,811	2,040	(229)	(11)%
Other Affiliated Services	1,072	1,043	29	3%
Segment eliminations	(1,292)	(959)	(333)	(35)%
Total Consolidated Revenues	$ 1,232,927	$ 1,415,060	($ 182,133)	(13)%
Adjusted Segment EBITDA (1)
North American Realty	34,122	39,899	($ 5,777)	(14)%
International Realty	(3,782)	(3,014)	(768)	(25)%
Virbela	(1,196)	(2,715)	1,519	56%
Other Affiliated Services	(1,168)	(747)	(421)	(56)%
Corporate expenses and other	(3,247)	(6,509)	3,262	50%
Total Reported Adjusted EBITDA	$ 24,729	$ 26,914	($ 2,185)	(8)%

North American Realty revenues decreased (13)% in the second quarter of 2023 compared to the same period in 2022 primarily due to decreased real estate transactions and home prices driven by the slowdown in the real estate markets.  Adjusted EBITDA decreased (14)% due to lower revenue, as well as increased general and administrative costs.

International Realty revenues increased 35% in the second quarter of 2023 compared to the same period in 2022 primarily due to increased real estate transactions driven by increased production in previously launched markets. Adjusted EBITDA decreased (25)% in the second of 2023 compared to the same period in 2022 due to growing selling, general and administrative expenses to support the incremental production in existing operations.

Virbela revenues decreased (11)% due to softer customer demands in one-time virtual events. Adjusted EBITDA improved 56% primarily due to workforce reductions and decrease in marketing and advertising expenses.

Other Affiliated Services revenues were relatively flat due to consistent business operations. Adjusted EBITDA decreased (56)% due to increases in selling, general and administrative expenses related to adjusting business initiatives.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty.  The decrease in these costs (improved Adjusted EBITDA of 50% in the second quarter of 2023 compared to the same period of 2022) reflect decreased costs primarily due to cost containment initiatives.

See Note 11 – Segment Information to the consolidated financial statements for additional information regarding our business segments.  The following table reflects the results of each of our reportable segments during the six months ended June 30, 2023 and 2022:

	Six Months Ended	Six Months Ended	Change 2023 vs. 2022
	June 30, 2023	June 30, 2022	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues
North American Realty	$ 2,056,459	$ 2,405,908	($ 349,449)	(15)%
International Realty	22,748	16,002	6,746	42%
Virbela	3,974	3,853	121	3%
Other Affiliated Services	2,749	1,881	868	46%
Segment eliminations	(2,387)	(1,853)	(534)	(29)%
Total Consolidated Revenues	$ 2,083,543	$ 2,425,791	($ 342,248)	(14)%
Adjusted Segment EBITDA (1)
North American Realty	55,325	68,670	($ 13,345)	(19)%
International Realty	(7,458)	(4,970)	(2,488)	(50)%
Virbela	(2,492)	(5,487)	2,995	55%
Other Affiliated Services	(1,849)	(1,576)	(273)	(17)%
Corporate expenses and other	(5,470)	(12,010)	6,540	54%
Total Reported Adjusted EBITDA	$ 38,056	$ 44,627	($ 6,571)	(15)%

North American Realty revenues decreased (15)% in the first half of 2023 compared to the same period in 2022 primarily due to decreased real estate transactions and home prices driven by the slowdown in the real estate markets.  Adjusted EBITDA decreased (19)% due to lower revenue, as well as increased general and administrative costs primarily related to increased compensation and personnel related expenses.

International Realty revenues increased 42% in the first half of 2023 compared to the same period in 2022 primarily due to increased real estate transactions driven by increased production in previously launched markets. Adjusted EBITDA decreased (50)% in the first half of 2023 compared to the same period in 2022 due to growing selling, general and administrative expenses to support the incremental production in existing operations.

Virbela revenues increased 3% due to increased customer contracts partially offset by a decrease in one-time virtual event revenue. Adjusted EBITDA improved 55% primarily due to workforce reductions and decreases in marketing and advertising expenses.

Other Affiliated Services revenues increased 46% due to expansion of SUCCESS® Coaching and SUCCESS® Media, primarily SUCCESS® magazine. Adjusted EBITDA decreased (17)% due to increased selling, general and administrative expenses to support the expansion.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty.  The decrease in these costs (improved Adjusted EBITDA of 54% in the first half of 2023 compared to the same period of 2022) reflect decreased costs primarily due to cost containment initiatives.

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

The following tables present a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$ 9,422	$ 9,359	$ 10,875	$ 18,223
Other (income) expense, net	(1,156)	629	(1,694)	1,356
Income tax (benefit) expense	2,831	1,661	243	(3,488)
Depreciation and amortization	2,779	2,429	5,358	4,387
Stock compensation expense (1)	8,488	9,230	18,148	17,028
Stock option expense	2,365	3,606	5,126	7,121
Adjusted EBITDA	$ 24,729	$ 26,914	$ 38,056	$ 44,627
(1)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses and dividend payments. In addition, the Company has no known material cash requirements as of June 30, 2023, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions).

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Current assets	$ 356,373	$ 255,113
Current liabilities	(224,454)	(127,299)
Net working capital	$ 131,919	$ 127,814

For the six months ended June 30, 2023, net working capital increased $4.1 million, or 3%, compared to December 31, 2022.

Cash Flows

The following table presents our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities	$ 154,168	$ 165,298
Cash used in investment activities	(9,962)	(8,077)
Cash used in financing activities	(90,935)	(91,209)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	620	(1,141)
Net change in cash, cash equivalents and restricted cash	$ 53,891	$ 64,871

For the six months ended June 30, 2023, cash provided by operating activities decreased ($11.1) million compared to the same period in 2022. The change resulted primarily from decreased real estate transactions.

For the six months ended June 30, 2023, cash used in our investing increased primarily due to increased investments in unconsolidated affiliates, partially offset by fewer capital expenditures.

For the six months ended June 30, 2023 and 2022 cash flows used in financing activities primarily were related to stock repurchases and the payment of cash dividends.

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

As of June 30, 2023, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

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

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown. For a discussion of our potential risks and uncertainties, please see in Part I, Item 1A of the 2022 Annual Report under the heading “Risk Factors”.  Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the risk factors disclosed in Part I, Item 1A of 2022 Annual Report, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, and the modified risk factors set forth below, there have been no material changes to the Company’s risk factors as disclosed in the 2022 Annual Report. Additions to the risk factors below are designated by underlined text and removals are designated by ~~stricken~~ text.

Risks Related to Our Industries

Homesale transaction volume can be impacted by natural disasters and other climate-related interruptions.

Natural disasters are occurring more frequently and/or with more intense effects and may impact general population trends. Areas afflicted by natural disasters may experience a decline in home sale transaction volume due to home destruction, and/or general population movement out of the afflicted area, and the risk of non-insurability against such disasters.  Such events can make it difficult or impossible for homeowners and builders to sell their homes and result in slowdowns in home sale transaction volume. Additionally, the risk of non-insurability may disqualify certain prospective homebuyers whether due to heightened mortgage underwriting requirements or the perceived risk of loss to the homebuyer. Because the real estate industry relies on home sale transactions, climate crises can exacerbate negative financial results for real estate companies operating in particularly affected areas.

Risks Related to Our General Business and Operations

Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies which we rely on to operate or fail to adopt and integrate new technologies.

As the number of agents and brokers in our company grows, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, including, but not limited to, our cloud office platform, as well as our ability to adopt and integrate new technologies, including, but not limited to machine learning and artificial intelligence solutions. Loss of key personnel or the lack of adequate staffing with the requisite expertise and training could impede our efforts in this regard. If we do not adopt and offer new in-demand technologies and/or if our systems and technologies lack capacity or quality sufficient to service agents and their clients, then the number of agents who wish to use our products could decrease, the level of client service and transaction volume afforded by our systems could suffer and our costs could increase. In addition, if our systems, procedures or controls are not adequate to provide reliable, accurate and timely financial and other reporting, we may not be able to satisfy regulatory scrutiny or contractual obligations with third parties and may suffer a loss of reputation. Any of these events could negatively affect our financial position.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers. Additionally, bad actors are increasingly using AI technology to launch more automated, targeted and coordinated attacks generally. In the ordinary course of our business, we and our agents and brokers collect and store sensitive data, including proprietary business information and personal information about our clients and customers. Our business and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our clients and customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents and brokers to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage and compensation to clients, customers and business partners. We may also be subject to legal claims, government investigation and additional state and federal statutory requirements.

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

We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, we have and may continue to incorporate new technologies such as machine learning and artificial intelligence into our processes and systems, which are under increased regulatory scrutiny. We may be required to change our platforms and services due to new laws and/or decisions related to emerging technologies which may decrease our operational efficiency and/or hinder our ability to improve our services.

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

In addition, concern among potential home-buyers or sellers about our privacy practices could result in regulatory investigations, especially in the European Union as related to the GDPR. Additionally, concern among potential home-

buyers or sellers could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personal information.

Risks Related to Our Stock

Glenn Sanford, our Chairman and Chief Executive Officer, together with Penny Sanford, a significant shareholder, and Jason Gesing, a director and our Chief Industry Relations Officer ~~and Gene Frederick, a director and agent~~, own a significant percentage of our stock and have agreed to act as a group on any matter submitted to a vote of our stockholders. As a result, the trading price for our shares may be depressed and they can significantly influence ~~take~~ actions that may be adverse to the interests of our other stockholders.

On July 31, 2023~~November 2, 2022~~, Glenn Sanford, Penny Sanford, and Jason Gesing ~~and Gene Frederick~~ filed an amended Schedule 13D with the Securities and Exchange Commission, which disclosed ~~that they beneficially owned approximately 51.73% of our outstanding common stock as of September 30, 2022 and~~ that they had agreed to vote their shares as a group with respect to the election of directors and any other matter on which our shares of common stock are entitled to vote and that they beneficially owned approximately ~~4~~7.69% of our outstanding common stock as of June 19, 2023. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with a ~~controlling~~ stockholder group holding a significant number of our shares. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Principal Executive Officer and Chairman of the Board of Directors, Mr. Sanford significantly influences~~controls~~ the management of our business and affairs. Together, Messrs. Sanford~~,~~ and Gesing ~~and Frederick~~ hold two~~three~~ of our seven board seats. This concentration of ownership and influence~~control~~ could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

~~We are a~~Until July 31, 2023, we were a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualified~~y~~ for and ~~intend to~~ relied~~y~~ on, exemptions from certain corporate governance requirements. Under applicable Nasdaq rules, we qualify for and intend to rely on certain phase-in periods to comply with the previously exempt governance requirements.

~~As of September 30, 2022, Glenn Sanford, Penny Sanford, Jason Gesing and Gene Frederick beneficially owned approximately 51.73% of the total combined voting power of our outstanding common stock. Accordingly~~ On July 31, 2023, Penny Sanford, Glenn Sanford, and Jason Gesing filed a Schedule 13D/A disclosing that Eugene Frederick was no longer a member of the voting group pursuant to which Ms. Sanford and Messrs. Sanford, Gesing and Frederick had previously agreed to vote their shares as a group. Until July 31, 2023, we qualified~~y~~ as a “controlled company” within the meaning of Nasdaq corporate governance standards and, accordingly, we qualified for and from time-to-time relied on exemptions to certain governance requirements.

Under Nasdaq rules, a company may phase-in to compliance with those governance requirements after ceasing to be a “controlled company” ~~a company of which more than 50% of the voting power Nasdaq is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance standards~~, including:

●	the requirement that a majority of the members of our board of directors be independent directors;
●	the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter for addressing the committee’s purpose and responsibilities.~~; and~~
~~●~~	~~the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.~~

We intend to use certain of these phase-in exemptions. As a result, ~~we will not have a majority of independent directors, our compensation and~~ our nominating and corporate governance and compensation committees will not consist entirely of independent directors in the immediate future ~~and such committees may not be subject to annual performance evaluations~~. Consequently, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance rules and requirements. Our reliance on these exemptions~~status as a controlled company~~ could make our common stock less attractive to some investors or otherwise harm our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
4/1/2023-4/30/2023	834,013	11.97	834,013	$ 51,518,055
5/1/2023-5/31/2023	1,214,158	$ 13.88	1,214,158	34,523,738
6/1/2023-6/30/2023	1,174,104	18.87	1,174,104	512,527,244
Total	3,222,275	$ 14.91	3,222,275
(1)	In December 2018, the Board approved a stock repurchase program authorizing the Company to purchase its common stock. In November 2019, the Board amended the repurchase program, increasing the total amount authorized to be purchased from $25.0 million to $75.0 million. In December 2020, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $400.0 million to $500.0 million. In June 2023, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 6 – Stockholders’ Equity to the consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Quarterly Directors and Officers 10b5-1 Disclosure

During the three months ended June 30, 2023, Jason Gesing, Director and Chief Industry Relations Officer, adopted a Rule 10b5–1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K). This action took place on May 10, 2023. The duration of the trading arrangement is through July 15, 2024. The aggregate number of shares of the Company’s common stock that may be purchased pursuant to the trading arrangement is 304,960. The aggregate number of shares of the Company’s common stock that may be sold pursuant to the trading arrangement is 304,960.

Adoption of 2023 Equity Incentive Plan

Due to limited shares available for issuance and the upcoming expiration of the 2015 Equity Incentive Plan, the Compensation Committee of the Board approved, and recommended that the Board approve and adopt, a new equity incentive plan to serve as the successor to our 2015 Equity Incentive Plan. The Board adopted the 2023 Equity Incentive Plan on July 28, 2023, and, stockholders holding a majority of the voting power of the Company adopted the Plan on July 29, 2023, by written consent in lieu of a meeting. The 2023 Equity Incentive Plan and a summary of its principal terms and conditions will be set forth in an information statement to be filed with the Securities and Exchange Commission and provided to all of our stockholders.

Amended and Restated Governance Documents

In order to offer the Board and stockholders certain governance efficiencies and to address past drafting errors, the Board approved, and recommended that the stockholders approve, and adopt, an Amended and Restated Certificate of Incorporation of the Company (the “Updated Charter”) and an Amended and Restated Bylaws of the Company (the “Updated Bylaws”). The Board adopted the Updated Charter and Updated Bylaws on July 28, 2023, and, stockholders holding a majority of the voting power of the Company adopted the Updated Charter and Updated Bylaws on July 29, 2023, by written consent in lieu of a meeting. The Updated Charter was filed and effective with the Delaware Secretary of State on August 1, 2023. The Updated Charter and Updated Bylaws are attached hereto as Exhibits 3.1 and 3.2 hereto, respectively, in redline format showing changes made as compared to the previously effective Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Corporation, respectively.

Item 6.	EXHIBITS

Exhibit	Exhibit			Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Certificate of Incorporation	NA	NA	NA

3.2	Amended and Restated Bylaws	NA	NA	NA

4.1	Description of Securities	10-K	4.1	2/28/2023

10.1	Fourth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	5/12/2023

10.2	Fourth Amendment to eXp World Holdings, Inc. Stock Repurchase Program	8-K	NA	5/22/2023

10.3	Fifth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	6/26/2023

13.1	Annual Report on Form 10-K	10-K	NA	2/28/2023

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2023	eXp World Holdings, Inc.
(Registrant)

/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)