Form 10-Q/A
period 2023-06-30
EXP World Holdings, Inc.
filed 2023-08-08
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

eXp World Holdings, Inc. (the “Company”, “us”, and “our”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Form 10Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 filed with the Securities and Exchange Commission on August 3, 2023 (the “Form 10-Q”), for the sole purposes of (i) furnishing the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws as Exhibits 3.1 and 3.2, respectively, in a format showing the changes made to those documents, and (ii) updating the hyperlink for Exhibit 10.2 to link to the correct filing. The changes in Exhibits 3.1 and 3.2 were inadvertently omitted from the prior Exhibits 3.1 and 3.2 furnished with the Form 10-Q due to unanticipated technical difficulties. The incorrect hyperlink for Exhibit 10.2 was the result of an inadvertent administrative error.

No other changes have been made to the Original Report. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

August 8, 2023	eXp World Holdings, Inc.
(Registrant)

/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)