Form 10-Q/A
period 2023-06-30
EXP World Holdings, Inc.
filed 2023-08-29
CIK 1495932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

eXp World Holdings, Inc. (the “Company”, “us”, and “our”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 2 (the “Form 10Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 filed with the Securities and Exchange Commission on August 3, 2023 (as previously amended by that certain Form 10-Q/A filed on August 8, 2023, the “Form 10-Q”).  After the Form 10-Q was filed, we determined that, due to an inadvertent administrative error, the stockholder consent process (with respect to the Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and 2023 Equity Incentive Plan) did not comply with applicable requirements of Delaware law and, as a result, the stockholder action was ineffective. Consequently, the proposed 2023 Equity Incentive Plan and the proposed Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws attached as Exhibits 3.1 and 3.2, respectively, to the Form 10-Q have not been duly approved by the stockholders. This Form 10Q/A is being filed for the purpose of furnishing our currently effective Restated Certificate of Incorporation and Restated Bylaws as Exhibits 3.1 and 3.2, respectively, in a format showing the changes made to those documents as compared to the ineffective prior Exhibits 3.1 and 3.2 furnished with the Form 10-Q.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6.EXHIBITS

Exhibit	Exhibit	Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Restated Certificate of Incorporation	NA	NA	NA

3.2	Restated Bylaws	NA	NA	NA

4.1	Description of Securities	10-K	4.1	2/28/2023

10.1	Fourth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	5/12/2023

10.2	Fourth Amendment to eXp World Holdings, Inc. Stock Repurchase Program	8-K	NA	5/22/2023

10.3	Fifth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	6/26/2023

13.1	Annual Report on Form 10-K	10-K	NA	2/28/2023

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 29, 2023	eXp World Holdings, Inc.
(Registrant)

/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)