Form 10-Q
period 2023-09-30
EXP World Holdings, Inc.
filed 2023-11-02
CIK 1495932

tota

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐    No ☒

There were 153,798,815 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of September 30, 2023.

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

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 120,141	$ 121,594
Restricted cash	54,000	37,789
Accounts receivable, net of allowance for credit losses of $1,803 and $4,014, respectively	113,344	87,262
Prepaids and other assets	12,325	8,468
TOTAL CURRENT ASSETS	299,810	255,113
Property, plant, and equipment, net	13,862	18,151
Operating lease right-of-use assets	14	2,127
Other noncurrent assets	7,598	1,703
Intangible assets, net	11,458	8,700
Deferred tax assets	65,241	68,676
Goodwill	24,879	27,212
TOTAL ASSETS	$ 422,862	$ 381,682

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 9,322	$ 10,391
Customer deposits	54,210	37,789
Accrued expenses	108,385	78,944
Current portion of lease obligation - operating lease	14	175
TOTAL CURRENT LIABILITIES	171,931	127,299
Long-term payable	5	4,697
Long-term lease obligation - operating lease, net of current portion	-	694
TOTAL LIABILITIES	171,936	132,690

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 180,883,383 issued and 153,798,815 outstanding at September 30, 2023; 171,656,030 issued and 152,839,239 outstanding at December 31, 2022	2	2
Additional paid-in capital	757,006	611,872
Treasury stock, at cost: 27,084,568 and 18,816,791 shares held, respectively	(519,635)	(385,010)
Accumulated earnings	11,968	20,723
Accumulated other comprehensive income	416	236
Total eXp World Holdings, Inc. stockholders' equity	249,757	247,823
Equity attributable to noncontrolling interest	1,169	1,169
TOTAL EQUITY	250,926	248,992
TOTAL LIABILITIES AND EQUITY	$ 422,862	$ 381,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$ 1,214,513	$ 1,238,975	$ 3,298,056	$ 3,664,766
Operating expenses
Commissions and other agent-related costs	1,130,888	1,145,853	3,044,858	3,380,930
General and administrative expenses	78,568	89,460	232,876	256,173
Sales and marketing expenses	3,194	3,636	9,035	11,546
Total operating expenses	1,212,650	1,238,949	3,286,769	3,648,649
Operating income	1,863	26	11,287	16,117
Other (income) expense
Other (income) expense, net	(708)	(78)	(2,887)	394
Equity in losses of unconsolidated affiliates	354	329	839	1,213
Total other (income) expense, net	(354)	251	(2,048)	1,607
Income (loss) before income tax expense	2,217	(225)	13,335	14,510
Income tax (benefit) expense	868	(4,627)	1,111	(8,115)
Net income	1,349	4,402	12,224	22,625
Net income attributable to noncontrolling interest	-	-	-	18
Net income attributable to eXp World Holdings, Inc.	$ 1,349	$ 4,402	$ 12,224	$ 22,643

Earnings per share
Basic	$ 0.01	$ 0.03	$ 0.08	$ 0.15
Diluted	$ 0.01	$ 0.03	$ 0.08	$ 0.14
Weighted average shares outstanding
Basic	153,392,005	151,826,315	153,065,727	150,622,845
Diluted	158,183,888	155,915,307	156,834,985	156,434,440
Comprehensive income:
Net income	$ 1,349	$ 4,402	$ 12,224	$ 22,625
Comprehensive loss attributable to noncontrolling interests	-	-	-	18
Net income attributable to eXp World Holdings, Inc.	1,349	4,402	12,224	22,643
Other comprehensive income:
Foreign currency translation gain (loss), net of tax	(527)	(521)	180	(1,662)
Comprehensive income attributable to eXp World Holdings, Inc.	$ 822	$ 3,881	$ 12,404	$ 20,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock:
Balance, beginning of period	$ 2	$ 2	$ 2	$ 1
Agent equity stock compensation	-	-	-	1
Balance, end of period	2	2	2	2
Treasury stock:
Balance, beginning of period	(463,738)	(289,829)	(385,010)	(210,009)
Repurchases of common stock	(55,897)	(59,815)	(134,625)	(139,635)
Issuance of treasury stock, for acquisition	-	4,800	-	4,800
Balance, end of period	(519,635)	(344,844)	(519,635)	(344,844)
Additional paid-in capital:
Balance, beginning of period	701,806	509,476	611,872	401,479
Shares issued for stock options exercised	3,507	1,443	4,761	2,220
Agent growth incentive stock compensation	10,238	8,523	28,142	21,793
Agent equity stock compensation	38,897	44,395	104,548	131,230
Stock option compensation	2,558	3,757	7,683	10,872
Balance, end of period	757,006	567,594	757,006	567,594
Accumulated earnings:
Balance, beginning of period	18,138	37,007	20,723	30,510
Net income attributable to eXp World Holdings, Inc.	1,349	4,402	12,224	22,643
Dividends declared and paid	(7,519)	(6,793)	(20,979)	(18,537)
Balance, end of period	11,968	34,616	11,968	34,616
Accumulated other comprehensive income (loss):
Balance, beginning of period	943	(953)	236	188
Foreign currency translation gain (loss)	(527)	(521)	180	(1,662)
Balance, end of period	416	(1,474)	416	(1,474)
Noncontrolling interest:
Balance, beginning of period	1,169	1,169	1,169	1,364
Net loss	-	-	-	(18)
Transactions with noncontrolling interests	-	-	-	(177)
Balance, end of period	1,169	1,169	1,169	1,169
Total equity	$ 250,926	$ 257,063	$ 250,926	$ 257,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$ 12,224	$ 22,625
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	6,299	5,699
Amortization expense - intangible assets	1,849	1,455
Loss on disposition of business	472	361
Allowance for credit losses on receivables/bad debt on receivables	(2,211)	588
Equity in loss of unconsolidated affiliates	839	1,213
Agent growth incentive stock compensation expense	29,912	22,828
Stock option compensation	7,659	10,872
Agent equity stock compensation expense	104,548	131,230
Deferred income taxes, net	3,435	(10,845)
Changes in operating assets and liabilities:
Accounts receivable	(23,401)	13,603
Prepaids and other assets	(3,966)	(3,003)
Customer deposits	16,421	(16,135)
Accounts payable	(1,069)	1,952
Accrued expenses	28,039	4,770
Long term payable	(4,692)	-
Other operating activities	158	111
NET CASH PROVIDED BY OPERATING ACTIVITIES	176,516	187,324
INVESTING ACTIVITIES
Purchases of property, plant, equipment	(4,193)	(9,222)
Proceeds from sale of business	330	-
Acquisition of business, net of cash acquired	-	(9,668)
Investments in unconsolidated affiliates	(5,525)	-
Capitalized software development costs in intangible assets	(1,930)	-
NET CASH USED IN INVESTING ACTIVITIES	(11,318)	(18,890)
FINANCING ACTIVITIES
Repurchase of common stock	(134,625)	(139,635)
Proceeds from exercise of options	4,761	2,221
Transactions with noncontrolling interests	-	(425)
Dividends declared and paid	(20,979)	(18,537)
NET CASH USED IN FINANCING ACTIVITIES	(150,843)	(156,376)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	403	(771)
Net change in cash, cash equivalents and restricted cash	14,758	11,287
Cash, cash equivalents and restricted cash, beginning balance	159,383	175,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 174,141	$ 187,197
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 2,382	$ 2,933
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease obligation - operating lease	855	-
Issuance of treasury stock, for acquisition	-	4,800
Contingent consideration for disposition of business	1,209	-
Property, plant and equipment increase due to transfer of right-of-use lease asset	1,100	-
Property, plant and equipment purchases in accounts payable	27	20

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Effective in December 2022, the Company revised the presentation of segment information to reflect changes in the way the Company manages and evaluates the business.  As such, we now report operating results through four reportable segments: North American Realty, International Realty, Virbela and Other Affiliated Services, as further discussed in Note 11 – Segment Information.  Accordingly, certain amounts in the prior years’ consolidated financial statements have been revised to conform to the current year presentation. See additional information in Note 11 – Segment Information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of eXp and its consolidated subsidiaries, including those entities in which we have a variable interest of which we are the primary beneficiary. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or exercises control over the operations and has less than 50% ownership, it will use the equity method or the cost method of accounting for investments. Entities in which the Company has less than a 20% investment and where the Company does not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, December 31, 2021	$ 108,237	$ 67,673	$ 175,910
Balance, September 30, 2022	$ 134,545	$ 52,652	$ 187,197
Balance, December 31, 2022	$ 121,594	$ 37,789	$ 159,383
Balance, September 30, 2023	$ 120,141	$ 54,000	$ 174,141

3.	EXPECTED CREDIT LOSSES

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

Receivables from real estate property settlements totaled $107,133 and $79,135 of which the Company recognized expected credit losses of $25 and $3,127, respectively as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022 agent non-commission based fees receivable and short-term advances totaled $8,014 and $12,141, of which the Company recognized expected credit losses of $1,778 and $887, respectively.

4.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Computer hardware and software	$ 36,528	$ 34,206
Furniture, fixture, and equipment	2,252	20
Total depreciable property and equipment	38,780	34,226
Less: accumulated depreciation	(25,675)	(19,282)
Depreciable property, net	13,105	14,944
Assets under development	757	3,207
Property, plant, and equipment, net	$ 13,862	$ 18,151

For the three months ended September 30, 2023 and 2022 depreciation expense was $2,136 and $2,129, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense was $6,299 and $5,699, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $24,879 as of September 30, 2023 and $27,212 as of December 31, 2022. As of September 30, 2023, the Company recorded cumulative translation adjustment of $23 related to Canadian goodwill. During the third quarter of 2023, the Company disposed of its Showcase Web Sites LLC business, which resulted in a reduction of goodwill of $2,310, this business was included in the North American Realty segment.  The Company has a risk of future impairment to the extent that individual reporting unit performance does not meet projections. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three and nine months ended September 30, 2023, no events occurred that indicated it was more likely than not that goodwill was impaired.

Definite-lived intangible assets were as follows:

	September 30, 2023			December 31, 2022
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$ 3,242	($ 970)	$ 2,272	$ 3,459	($ 841)	$ 2,618
Existing technology	8,754	(3,639)	5,115	3,995	(2,458)	1,537
Non-competition agreements	460	(125)	335	461	(125)	336
Customer relationships	1,655	(617)	1,038	1,895	(551)	1,344
Licensing agreement	208	(208)	-	210	(181)	29
Intellectual property	2,836	(138)	2,698	2,836	-	2,836
Total intangible assets	$ 17,155	($ 5,697)	$ 11,458	$ 12,856	($ 4,156)	$ 8,700

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2023 and 2022 was $654 and $638, respectively. Amortization expense for definite-lived intangible assets for the nine months ended September 30, 2023 and 2022 was $1,849 and $1,455, respectively. The Company has no indefinite-lived assets.

6.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock:
Balance, beginning of quarter	177,900,083	163,286,569	171,656,030	155,516,284
Shares issued for stock options exercised	610,132	681,139	802,939	2,044,193
Agent growth incentive stock compensation	387,999	1,184,446	1,774,438	2,098,770
Agent equity stock compensation	1,985,169	3,410,310	6,649,976	8,903,217
Balance, end of quarter	180,883,383	168,562,464	180,883,383	168,562,464

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

During the three months ended September 30, 2023 and 2022, the Company issued 1,985,169 and 3,410,310 shares of common stock, respectively, to agents and brokers with a value of $38,897 and $44,395, respectively, inclusive of discount. During the nine months ended September 30, 2023 and 2022, the Company issued 6,649,976 and 8,903,217 shares of common stock, respectively, to agents and brokers with a value of $104,548 and $131,230, respectively, inclusive of discount.

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

For the three months ended September 30, 2023 and 2022 the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $11,764 and $5,800, respectively, of which the total amount of stock compensation attributable to liability classified awards was $1,458 and ($985), respectively. For the nine months ended September 30, 2023 and 2022 the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $29,912 and $22,828, respectively, of which the total amount of stock compensation attributable to liability classified awards was $2,796 and $3,466, respectively.

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Balance, December 31, 2022	$ 3,885
Stock grant liability increase year to date	2,796
Stock grants reclassified from liability to equity year to date	(1,094)
Balance, September 30, 2023	$ 5,587

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options typically have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended September 30, 2023 and 2022 the Company granted 445,380 and 394,657 stock options, respectively, to employees with an estimated grant date fair value of $10.71 and $8.50 per share, respectively. During the nine months ended September 30, 2023 and 2022, the Company granted 1,973,943 and 1,167,042 stock options, respectively, to employees with an estimated grant date fair value of $8.87 and $11.21 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

Stock Repurchase Plan

In December 2018, the Company’s board of directors (the “Board”) approved a stock repurchase program authorizing the Company to purchase up to $25.0 million of its common stock, which was later amended in November 2019 increasing the authorized repurchase amount to $75.0 million. In December 2020, the Board approved another amendment to the repurchase plan, increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved an increase to the total amount of its buyback program from $400.0 million to $500.0 million. In June 2023, the Board approved an increase to the total amount of its buyback program from $500.0 million to $1.0 billion.  Purchases under the repurchase program may be made in the open market or through a 10b5-1 plan and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and number of shares repurchased depends upon market conditions. The repurchase program does not require the Company to acquire a specific number of shares. The cost of the shares that are repurchased is funded from cash and cash equivalents on hand.

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

The following table shows the share changes in treasury stock for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Treasury stock:
Balance, beginning of quarter	24,311,897	11,487,691	18,816,791	6,751,692
Repurchases of common stock	2,761,943	4,716,026	8,257,049	9,452,025
Forfeiture to treasury stock for acquisition	10,728	-	10,728	-
Issuance of treasury stock for acquisition	-	(343,331)	-	(343,331)
Balance, end of quarter	27,084,568	15,860,386	27,084,568	15,860,386

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to eXp World Holdings, Inc.	$ 1,349	$ 4,402	$ 12,224	$ 22,643
Denominator:
Weighted average shares - basic	153,392,005	151,826,315	153,065,727	150,622,845
Dilutive effect of common stock equivalents	4,791,883	4,088,992	3,769,258	5,811,595
Weighted average shares - diluted	158,183,888	155,915,307	156,834,985	156,434,440
Earnings per share:
Earnings per share attributable to common stock- basic	$ 0.01	$ 0.03	$ 0.08	$ 0.15
Earnings per share attributable to common stock- diluted	$ 0.01	$ 0.03	$ 0.08	$ 0.14

For three months ended September 30, 2023 and 2022 total outstanding shares of common stock excluded 192,684 and 1,315,861 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For nine months ended September 30, 2023 and 2022 total outstanding shares of common stock excluded 679,425 and 845,162 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

8.INCOME TAXES

Our quarterly tax is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for income tax expense (benefit) amounted to $1,111 and ($8,115) for the nine months ended September 30, 2023 and 2022, which represent effective tax rates of positive 8.31% and negative 56.22%, respectively. The increase in the provision for income tax expense is primarily attributable to income from operations, lower deductible stock-based compensation windfalls and return to provision true-ups in various jurisdictions. The effective tax rate differs from our statutory rates in both periods primarily due to the impact of the stock- based compensation and R&D tax credit.

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

As of September 30, 2023 and December 31, 2022, the fair value of the Company’s money market funds was $45,666 and $44,062, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the period presented.

10.COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against us that could have a material adverse effect on the business, reputation, results of operations or financial condition. Such litigation includes, but is not limited to, actions or claims relating to cyber-attacks, data breaches, the Real Estate Settlement Procedures Act (“RESPA”), the Telephone Consumer Protection Act of 1991 and state consumer protection laws, antitrust and anticompetition, worker classification, timely filing required SEC filings and non-compliance with contractual or other legal obligations.

As of September 30, 2023, there were no matters pending or, to the Company’s knowledge, threatened that the Company believed could have a material adverse impact on the business, reputation, results of operations, or financial condition.

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

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North American Realty	$ 1,198,207	$ 1,226,368	$ 3,254,666	$ 3,632,276
International Realty	14,896	10,146	37,644	26,148
Virbela	1,720	2,328	5,694	6,181
Other Affiliated Services	979	1,417	3,729	3,298
Revenues reconciliation:
Segment eliminations	(1,289)	(1,284)	(3,677)	(3,137)
Consolidated revenues	$ 1,214,513	$ 1,238,975	$ 3,298,056	$ 3,664,766

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North American Realty	$ 27,171	$ 22,445	$ 82,496	$ 91,115
International Realty	(2,647)	(4,614)	(10,105)	(9,584)
Virbela	(1,297)	(3,197)	(3,789)	(8,684)
Other Affiliated Services	(918)	(563)	(2,767)	(2,139)
Corporate expenses and other	(3,359)	(1,722)	(8,829)	(13,737)
Consolidated Adjusted EBITDA	$ 18,950	$ 12,349	$ 57,006	$ 56,971

Operating Profit Reconciliation:
Depreciation and amortization expense	2,790	2,767	8,148	7,154
Stock compensation expense	11,764	5,800	29,912	22,828
Stock option expense	2,533	3,756	7,659	10,872
Consolidated operating profit	$ 1,863	$ 26	$ 11,287	$ 16,117

	Goodwill
	September 30, 2023	December 31, 2022
North American Realty	$ 14,244	$ 16,577
International Realty	-	-
Virbela	8,248	8,248
Other Affiliated Services	2,387	2,387
Segment total	24,879	27,212
Corporate and other	-	-
Consolidated total	$ 24,879	$ 27,212

The Company does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

12.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On October 25, 2023, the Company’s Board of Directors declared a dividend of $0.05 per share which is expected to be payable on November 30, 2023, to stockholders of record as of the close of business on November 16, 2023. The ex-dividend date is expected to be on or around November 15, 2023. The dividend will be paid in cash.

Antitrust Litigation

Gibson v. National Association of Realtors was filed on October 31, 2023 in the United States District Court for the Western District of Missouri, Western Division, naming the National Association of Realtors, the Company, Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc. as defendants. The Company disputes the allegations against it, and intends to vigorously defend the action. An estimate of the possible loss or range of loss cannot be made at this time.

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

Throughout 2022, and during the first nine months of 2023, we continued to make progress in achieving our strategic goals, including a 5% increase in our agent count, going from 84,911 agents as of September 30, 2022 to 89,156 agents as of September 30, 2023.  The increase in our agents occurred even though, according to the National Association of Realtors (“NAR”), real estate industry agents declined 1.3% from September 2022 to September 2023.  The expected outcome of these activities will be to better position us to deliver on our full potential, to provide a platform for future growth opportunities, and to achieve our long-term financial goals.

MARKET CONDITIONS AND INDUSTRY TRENDS

In September of 2023, the existing home sales market declined 15.4%, compared to September of 2022 according to the NAR.  Due to reduced affordability driven by higher interest rates and increasing inflation, the market began a contraction trend in the third quarter of 2022, that is continuing into the third quarter of 2023.

The Company believes it continues to be well positioned to gain market share in the current economic climate. We have a strong base of agent support, which should drive organic market share growth, through greater retention and productivity.  Additionally, we have an efficient operating model with lower fixed costs driven by our cloud-based infrastructure, with no brick-and-mortar locations.

Regardless of whether the housing market continues to slow or begins to recover, we believe that we are positioned to leverage our low-cost, high-engagement model, affording agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to survive and thrive during fluctuations in economic activity.

National Housing Inventory

According to NAR, inventory of existing homes for sale in the U.S. was 1,130,000 as of September 2023 (preliminary) compared to 1,230,000 at the end of September 2022.

Mortgage Interest Rates

The sharp increase in mortgage rates have continued to negatively impact the demand for homebuying.  Based on Freddie Mac data, the average rate for a 30-year, conventional, fixed rate mortgage was 7.3% in September 2023 vs 6.7% in September 2022.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 91.7 for August 2023 (preliminary) from 110.5 for August 2022. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The housing affordability index has been declining year over year due to increasing mortgage rates.

Existing Home Sales Transactions and Prices

According to NAR, seasonally adjusted existing home sale transactions decreased to an annual rate of 3.96 million in September 2023 (preliminary) compared to 4.68 million in September 2022 a decrease of 15.4%.

According to NAR, the nationwide existing home sales median price for September of 2023 (preliminary) was $394,300 compared to $383,500 in September 2022, an increase of 2.8%. Housing inventory was also up to 3.4 months of inventory compared to 3.2 months last year.

Legal & Regulatory Environment

See Part II., Item 1 of this Quarterly Report for a discussion of the current legal environment and how such environment could potentially impact our business, results of operations, or financial condition.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except transactions and agent count)
Performance:
Agent count	89,156	84,911	89,156	84,911
Real estate sales transactions	118,626	124,774	325,004	363,699
Other real estate transactions	20,854	13,580	53,980	38,992
Volume	$ 48,526,164	$ 50,392,432	$ 130,337,913	$ 149,666,700
Revenue	$ 1,214,513	$ 1,238,975	$ 3,298,056	$ 3,664,766
Gross profit	83,625	93,122	253,198	283,836
Gross margin (%)	6.9%	7.5%	7.7%	7.7%
Adjusted EBITDA(1)	18,950	12,349	57,006	56,971

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-U.S. GAAP Financial Measures”.

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

Settled home sales transactions and volume result from closed real estate transactions and typically change directionally with changes in the market’s existing home sales transactions as reported by NAR, with disproportionate variances are representative of company-specific performance. Our home sale transaction performance was directly related to the performance of our agent base over the prior comparative period.

We utilize gross profit and gross margin, financial statement measures based on generally accepted accounting principles in the U.S. (“U.S. GAAP”) to assess the Company’s financial performance from period to period.

Gross profit is calculated from U.S. GAAP reported amounts and equals the difference between revenues and cost of sales. Gross margin is the calculation of gross profit as a percentage of revenues. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross profit is based on the information provided in our results of operations or our consolidated statements of comprehensive income and is an important measure of our potential profitability and brokerage performance. For the three months ended September 30, 2023 and 2022 gross profit was $83.6 million, and $93.1 million, respectively and gross margin was 6.9% and 7.5%, respectively. For the three months ended September 30, 2023, gross profit and gross margin decreased year-over-year primarily due to decreased revenue related to the slowdown in the housing market and higher agent stock-based compensation costs in 2023.

For the nine months ended September 30, 2023 and 2022, gross profit was $253.2 million, and $283.8 million, respectively and gross margin was 7.7% for each of the nine month periods. Gross profit decreased in the first nine months of 2023 compared to 2022 due to lower revenue related to the slowdown in the housing market.  Gross margin was 7.7% for both periods, because of the lower increase in commissions and agent-related costs due to a lower percentage of agents reaching their commissions capping requirements offset by higher agent stock-based compensation expense in 2023.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA increased slightly for the first nine months of 2023 and increased for the three months ended September 30, 2023 compared to the same periods in 2022 due to lower operating costs.

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents’ and employees’ experiences. In doing so, we have adopted many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. An NPS above 50 is considered excellent. The Company’s agent NPS was 74 in the third quarter of 2023.

The NPS measure is an important vehicle for delivering on our core value of transparency. While we strive for high satisfaction, it is equally important to investigate a low or unfavorable trending of NPS. As NPS scores are often leading indicators to agents’ and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. Our fast and iterative approach has already led to improvements in parts of our business such as agent onboarding, commission transaction processing, and employee benefits.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

	Three Months Ended	% of	Three Months Ended	% of	Change 2023 vs. 2022
	September 30, 2023	Revenue	September 30, 2022	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,214,513	100%	$ 1,238,975	100%	($ 24,462)	(2)%
Operating expenses
Commissions and other agent-related costs	1,130,888	93%	1,145,853	92%	(14,965)	(1)%
General and administrative expenses	78,568	6%	89,460	7%	(10,892)	(12)%
Sales and marketing expenses	3,194	-%	3,636	-%	(442)	(12)%
Total operating expenses	1,212,650	100%	1,238,949	100%	(26,299)	(2)%
Operating income	1,863	-%	26	-%	1,837	7065%
Other (income) expense
Other (income) expense, net	(708)	-%	(78)	-%	(630)	(808)%
Equity in losses of unconsolidated affiliates	354	-%	329	-%	25	8%
Other (income) expense, net	(354)	-%	251	-%	(605)	(241)%
Income (loss) before income tax expense	2,217	-%	(225)	-%	2,442	1085%
Income tax expense	868	-%	(4,627)	-%	5,495	119%
Net income	1,349	-%	4,402	-%	(3,053)	(69)%
Add back: Net loss attributable to noncontrolling interest	-	-%	-	-%	-	-%
Net income attributable to eXp World Holdings, Inc.	1,349	-%	4,402	-%	(3,053)	(69)%
Adjusted EBITDA(1)	$ 18,950	2%	$ 12,349	1%	$ 6,601	53%
Earnings per share
Basic	$ 0.01		$ 0.03		($ 0.02)	(67)%
Diluted	$ 0.01		$ 0.03		($ 0.02)	(67)%
Weighted average shares outstanding
Basic	153,392,005		151,826,315
Diluted	158,183,888		155,915,307
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures.”

In addition to the financial information noted above, the Company had:

●	As of September 30, 2023, cash and cash equivalents totaled $120.1 million. The Company repurchased $55.9 million of common stock during the third quarter of 2023.
●	The Company paid a cash dividend for the third quarter of 2023 of $0.05 per share of common stock on September 4, 2023. On October 25, 2023, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock for the fourth quarter of 2023, expected to be paid on November 30, 2023 to stockholders of record on November 16, 2023.

Revenue

Our total revenues were $1.2 billion for the three months ended September 30, 2023 compared to $1.2 billion for the same period in 2022, a decrease of ($24.5) million, or (2)%. Total revenues decreased in the third quarter of 2023 as a result of a decrease in real estate transactions compared to the same period in 2022 primarily due to the continued decline of the U.S. and Canada residential real estate market.

Commission and Other Agent-Related Costs

Commission and other agent-related costs were $1.1 billion for the three months ended September 30, 2023 compared to $1.1 billion for the same period in 2022, a decrease of ($15.0) million, or (1)%. Commissions and other agent-related costs decreased primarily as a result of a decrease in real estate transactions compared to the three months ended September 30, 2022 , such decrease is partially offset by increased agent related stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $78.6 million for the three months ended September 30, 2023 compared to $89.5 million for the same period in 2022, a decrease of ($10.9) million or (12)%. General and administrative expenses include costs related to wages, stock compensation, and other general overhead expenses.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $3.2 million for the three months ended September 30, 2023 compared to $3.6 million the same period in 2022. The decrease of ($0.4) million is due to decreased advertising to offset the contraction in the U.S. and Canada residential real estate market.

Other (Income) Expense

Other (income) in the third quarter of 2023 relates primarily to increased interest income when compared to the third quarter of 2022.

Income Tax Expense (Benefit)

The Company’s provision for income tax expense(benefit) amounted to $868 and ($4,627) for the three months ended September 30, 2023 and 2022, respectively, which represented effective tax rates of positive 39.02% and 2055.79%, respectively. The increase in the provision for income tax expense was primarily attributable to income from operations, lower deductible stock-based compensation windfalls and return to provision true-ups in various jurisdictions.

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

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

	Nine Months Ended	% of	Nine Months Ended	% of	Change 2023 vs. 2022
	September 30, 2023	Revenue	September 30, 2022	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 3,298,056	100%	$ 3,664,766	100%	($ 366,710)	(10)%
Operating expenses
Commissions and other agent-related costs	3,044,858	92%	3,380,930	92%	(336,072)	(10)%
General and administrative expenses	232,876	7%	256,173	7%	(23,297)	(9)%
Sales and marketing expenses	9,035	-%	11,546	-%	(2,511)	(22)%
Total operating expenses	3,286,769	100%	3,648,649	100%	(361,880)	(10)%
Operating income	11,287	-%	16,117	-%	(4,830)	(30)%
Other (income) expense
Other (income) expense, net	(2,887)	-%	394	-%	(3,281)	(833)%
Equity in losses of unconsolidated affiliates	839	-%	1,213	-%	(374)	(31)%
Total other (income) expense, net	(2,048)	-%	1,607	-%	(3,655)	(227)%
Income (loss) before income tax expense	13,335	-%	14,510	-%	(1,175)	(8)%
Income tax (benefit) expense	1,111	-%	(8,115)	-%	9,226	114%
Net income	12,224	-%	22,625	1%	(10,401)	(46)%
Add back: Net loss attributable to noncontrolling interest	-	-%	18	-%	(18)	(100)%
Net income attributable to eXp World Holdings, Inc.	12,224	-%	22,643	1%	(10,419)	(46)%
Adjusted EBITDA (1)	$ 57,006	2%	$ 56,971	2%	$ 35	-%
Earnings per share
Basic	$ 0.08		$ 0.15		($ 0.07)	(47)%
Diluted	$ 0.08		$ 0.14		($ 0.06)	(43)%
Weighted average shares outstanding
Basic	153,065,727		150,622,845
Diluted	156,834,985		156,434,440
(2)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures.”

In addition to the financial information above, the Company had:

●	As of September 30, 2023, cash and cash equivalents totaled $120.1 million. The Company repurchased approximately $134.6 million of common stock during the first nine months of 2023.
●	The Company paid cash dividends for the first nine months of 2023 of $0.045 per share of common stock on March 31, 2023, $0.045 per share of common stock on May 31, 2023, and $0.05 per share of common stock on September 4, 2023.

Revenue

Our total revenues were $3.3 billion for the nine months ended September 30, 2023 compared to $3.7 billion for the same period in 2022, a decrease of ($366.7) million, or (10)%. Total revenues decreased in the first nine months of 2023 primarily as a result of a decrease in real estate transactions compared to the same period in 2022 primarily due to the decline of the U.S. and Canada residential real estate market.

Commission and Other Agent-Related Costs

Commission and other agent-related costs were $3.0 billion for nine months ended September 30, 2023 compared to $3.4 billion for the same period in 2022, a decrease of ($336.1) million, or (10)%. Commissions and other agent-related costs decreased primarily as a result of a decrease in real estate transactions compared to the period ended September 30, 2022 such decrease is partially offset by increased agent related stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $232.9 million for the nine months ended September 30, 2023 compared to $256.2 million for the same period in 2022, a decrease of ($23.3) million or (9)%. General and administrative expenses include costs related to wages, stock compensation, and other general overhead expenses.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $9.0 million for the nine months ended September 30, 2023 compared to $11.5 million the same period in 2022. The decrease of ($2.5) million is due to decreased advertising to offset the contraction in the U.S. and Canada residential real estate market.

Other (Income) Expense

Other (income) in the first nine months of 2023 relates primarily to increased interest income when compared to the first nine months of 2022.

Income Tax (Benefit) Expense

The Company’s provision for income tax expense (benefit) amounted to $1,111 and ($8,115) for the nine months ended September 30, 2023 and 2022, respectively, which represent an effective tax rate of positive 8.31% and negative 56.22%, respectively. The increase in the provision for income tax expense was primarily attributable to income from operations, lower deductible stock-based compensation windfalls and return to provision true-ups in various jurisdictions.

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

BUSINESS SEGMENT DISCLOSURES

See Note 11 – Segment Information to the consolidated financial statements for additional information regarding our business segments.  The following table reflects the results of each of our reportable segments during the three months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended	Change 2023 vs. 2022
	September 30, 2023	September 30, 2022	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues
North American Realty	$ 1,198,207	$ 1,226,368	($ 28,161)	(2)%
International Realty	14,896	10,146	4,750	47%
Virbela	1,720	2,328	(608)	(26)%
Other Affiliated Services	979	1,417	(438)	(31)%
Segment eliminations	(1,289)	(1,284)	(5)	-%
Total Consolidated Revenues	$ 1,214,513	$ 1,238,975	($ 24,462)	(2)%
Adjusted Segment EBITDA (1)
North American Realty	27,171	22,445	$ 4,726	21%
International Realty	(2,647)	(4,614)	1,967	43%
Virbela	(1,297)	(3,197)	1,900	59%
Other Affiliated Services	(918)	(563)	(355)	(63)%
Corporate expenses and other	(3,359)	(1,722)	(1,637)	(95)%
Total Reported Adjusted EBITDA	$ 18,950	$ 12,349	$ 6,601	53%
(1)	Adjusted Segment EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted Segment EBITDA and a reconciliation of Adjusted Segment EBITDA to net income, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as net income before depreciation and amortization, interest expense, net, income taxes and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenues decreased (2)% in the third quarter of 2023 compared to the same period in 2022 primarily due to decreased real estate transactions driven by the slowdown in the U.S. and Canada residential real estate markets.  Adjusted EBITDA increased 21% due to lower general and administrative expenses, partially offset by lower revenue.

International Realty revenues increased 47% in the third quarter of 2023 compared to the same period in 2022 primarily due to increased real estate transactions driven by increased production in previously launched markets. Adjusted EBITDA improved 43% in the third of 2023 compared to the same period in 2022 due to increased revenue which was offset selling, general and administrative expenses to support the incremental production in existing operations.

Virbela revenues decreased (26)% due to softer customer demands in one-time virtual events. Adjusted EBITDA improved 59% primarily due to workforce reductions and decrease in marketing and advertising expenses.

Other Affiliated Services revenues decreased 31% due to lower SUCCESS® print media, partially offset by expansion of SUCCESS® Coaching. Adjusted EBITDA decreased (63)% due to increases in selling, general and administrative expenses related to investing in business initiatives.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty.

See Note 11 – Segment Information to the consolidated financial statements for additional information regarding our business segments.  The following table reflects the results of each of our reportable segments during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended	Nine Months Ended	Change 2023 vs. 2022
	September 30, 2023	September 30, 2022	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues
North American Realty	$ 3,254,666	$ 3,632,276	($ 377,610)	(10)%
International Realty	37,644	26,148	11,496	44%
Virbela	5,694	6,181	(487)	(8)%
Other Affiliated Services	3,729	3,298	431	13%
Segment eliminations	(3,677)	(3,137)	(540)	(17)%
Total Consolidated Revenues	$ 3,298,056	$ 3,664,766	($ 366,710)	(10)%
Adjusted Segment EBITDA (1)
North American Realty	82,496	91,115	($ 8,619)	(9)%
International Realty	(10,105)	(9,584)	(521)	(5)%
Virbela	(3,789)	(8,684)	4,895	56%
Other Affiliated Services	(2,767)	(2,139)	(628)	(29)%
Corporate expenses and other	(8,829)	(13,737)	4,908	36%
Total Reported Adjusted EBITDA	$ 57,006	$ 56,971	$ 35	-%
(1)	Adjusted Segment EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted Segment EBITDA and a reconciliation of Adjusted Segment EBITDA to net income, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as net income before depreciation and amortization, interest expense, net, income taxes and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenues decreased (10)% in the first nine months of 2023 compared to the same period in 2022 primarily due to decreased real estate transactions driven by the slowdown in the real estate markets.  Adjusted EBITDA decreased (9)% due to lower revenue, partially offset by lower general and administrative costs.

International Realty revenues increased 44% in the first nine months of 2023 compared to the same period in 2022 primarily due to increased real estate transactions driven by increased production in previously launched markets. Adjusted EBITDA decreased (5)% in the first nine months of 2023 compared to the same period in 2022 due to growing selling, general and administrative expenses to support the incremental production in existing operations.

Virbela revenues decreased (8)% due to a decrease in one-time virtual event revenue. Adjusted EBITDA improved 56% primarily due to workforce reductions and decreases in marketing and advertising expenses.

Other Affiliated Services revenues increased 13% due to expansion of SUCCESS® Coaching. Adjusted EBITDA decreased (29)% due to increased selling, general and administrative expenses to support the expansion.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty.  The decrease in these costs (improved Adjusted EBITDA) in the first nine months of 2023 compared to the same period of 2022 reflect decreased costs primarily due to cost containment initiatives, partially offset by increased employee count to continue to support our agent growth strategy.

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

The following tables present a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$ 1,349	$ 4,402	$ 12,224	$ 22,625
Total other (income) expense, net	(354)	251	(2,048)	1,607
Income tax (benefit) expense	868	(4,627)	1,111	(8,115)
Depreciation and amortization	2,790	2,767	8,148	7,154
Stock compensation expense (1)	11,764	5,800	29,912	22,828
Stock option expense	2,533	3,756	7,659	10,872
Adjusted EBITDA	$ 18,950	$ 12,349	$ 57,006	$ 56,971
(1)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses and dividend payments. In addition, the Company has no known material cash requirements as of September 30, 2023, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions).

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Current assets	$ 299,810	$ 255,113
Current liabilities	(171,931)	(127,299)
Net working capital	$ 127,879	$ 127,814

For the nine months ended September 30, 2023, net working capital increased $0.1 million, or 0%, compared to December 31, 2022.

Cash Flows

The following table presents our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$ 176,516	$ 187,324
Cash used in investment activities	(11,318)	(18,890)
Cash used in financing activities	(150,843)	(156,376)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	403	(771)
Net change in cash, cash equivalents and restricted cash	$ 14,758	$ 11,287

For the nine months ended September 30, 2023, cash provided by operating activities decreased ($10.8) million compared to the same period in 2022. The change resulted primarily from decreased real estate transactions.

For the nine months ended September 30, 2023, cash used in our investing decreased primarily due to cash used for acquisitions in 2022, as well as fewer capital expenditures.

For the nine months ended September 30, 2023 and 2022 cash flows used in financing activities primarily were related to stock repurchases and the payment of cash dividends. The decrease in cash flows used in financing activities for the nine months ended September 30, 2023 is due to fewer share repurchases.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as the principal financial officer), to allow timely decisions regarding required disclosures.

As of September 30, 2023, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 10 - Commitments and Contingencies and Note 12 – Subsequent Events to the condensed consolidated financial statements for additional information regarding the Company’s legal proceedings, which is incorporated herein by reference.

From time to time, we are involved in ordinary routine litigation incidental to the conduct of our business, including matters that may be certified as class or collective actions. The Company believes that it has adequately and appropriately accrued for legal matters. We recognize expense for legal claims when payments associated with the claims become probable and can be reasonably estimated.

Additionally, the below captioned matter addresses certain current antitrust litigation involving the Company. Antitrust laws generally provide for joint and several liability and treble damages. We believe that additional antitrust litigation may be possible. We cannot provide any assurances that results of such litigation will not have a material adverse effect on our business, results of operations or financial condition.

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

Antitrust Litigation

Gibson v. National Association of Realtors was filed on October 31, 2023 in the United States District Court for the Western District of Missouri, Western Division, naming the National Association of Realtors (“NAR”), the Company, Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc. as defendants. The plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies and rules for the multiple listing services and its member brokers that require listing brokers to make an offer of buyer-broker compensation when listing a property. The plaintiffs argue that “but for” the challenged NAR policies and rules, these offers of buyer-broker compensation would not be made and plaintiffs seek the recovery of full commissions paid to buyers’ brokers as to brokerage and franchised operations, as applicable, in the relevant geographic area.

The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the brokerage/franchisor defendants, including the Company, conspired with NAR by requiring their respective brokerages/franchisees to comply with NAR’s policies, rules, and code of ethics, and engaged in other allegedly anticompetitive conduct including, but not limited to, steering and agent education that allegedly promotes the practice of paying buyer-broker compensation and discourages commission negotiation.

The antitrust claims in this matter are limited both in allegations and relief sought to home sellers who, from October 31, 2019 to the present, used a listing broker affiliated with one of the brokerage/franchisor defendants in multiple listing services that primarily serve the State of Missouri, purportedly in violation of federal and Missouri antitrust laws. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer-broker commissions or from otherwise restricting competition among brokers, an award of damages and/or restitution for the period, attorneys’ fees and costs of suit. Plaintiffs allege joint and several liability and seek treble damages.

The Company has closely monitored ongoing and similar antitrust litigation against our competitors in recent years. The Company is committed to upholding fair and transparent practices compliant with law and has already developed mechanisms and a plan in place that enables buyers and sellers to negotiate commissions.

Item 1A.	RISK FACTORS

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown. For a discussion of our potential risks and uncertainties, please see in Part I, Item 1A of the 2022 Annual Report under the heading “Risk Factors”.  Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the risk factors disclosed in Part I, Item 1A of 2022 Annual Report, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, and the additional risk factor set forth below, there have been no material changes to the Company’s risk factors as disclosed in the 2022 Annual Report.

Risks Related to Legal and Regulatory Matters

Adverse outcomes in litigation and regulatory actions against other companies and agents in our industry could adversely impact our financial results.

Adverse outcomes in legal and regulatory actions against other companies, brokers, and agents in the residential and commercial real estate industry may adversely impact the financial condition of the Company and our real estate brokers and agents when those matters relate to business practices shared by the Company, our real estate brokers and agents, or our industry at large. Such matters may include, without limitation, RESPA, Telephone Consumer Protection Act of 1991 and state consumer protection law, antitrust and anticompetition, and worker classification claims. Additionally, if plaintiffs or regulatory bodies are successful in such actions, this may increase the likelihood that similar claims are made against the Company and/or our real estate brokers and agents which claims could result in significant liability and be adverse to our financial results if we or our brokers and agents are unable to distinguish or defend our business practices.

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages, which verdict was appealed on October 31, 2023. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms.  That same day, NAR, the Company, Compass, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hann Real Estate Services, and Douglas Elliman, Inc.  were named as defendants in Gibson v. National Association of Realtors, alleging a similar fact pattern and antitrust violations. The Company is continuing to review the allegations and intends to vigorously defend the action.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/2023-7/31/2023	842,552	22.36	842,552	$ 493,857,247
8/1/2023-8/31/2023	863,549	$ 21.78	863,549	475,200,323
9/1/2023-9/30/2023	1,055,842	17.73	1,055,842	456,546,523
Total	2,761,943	$ 20.62	2,761,943
(1)	In December 2018, the Board approved a stock repurchase program authorizing the Company to purchase its common stock. In November 2019, the Board amended the repurchase program, increasing the total amount authorized to be purchased from $25.0 million to $75.0 million. In December 2020, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $400.0 million to $500.0 million. In June 2023, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 6 – Stockholders’ Equity to the consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On September 29, 2023, Glenn Sanford, the Company’s Chairman of the Board, Chief Executive Officer and Chief Executive Officer of eXp Realty, LLC, adopted a Rule 10b5–1 trading arrangement (as defined in Item 408 of Regulation S-K). The duration of the trading arrangement is through January 10, 2025. The aggregate number of shares of the Company’s common stock that may be sold pursuant to the trading arrangement is 945,000.

During the three months ended September 30, 2023, and except as set forth in this Item 5, no other directors of officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

November 2, 2023	eXp World Holdings, Inc.
(Registrant)

/s/ Jeff Whiteside
Jeff Whiteside
Chief Financial Officer (Principal Financial Officer)