Form 10-K
period 2023-12-31
EXP World Holdings, Inc.
filed 2024-02-22
CIK 1495932

In

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-38493

eXp World Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2219 Rimland Drive, Suite 301 Bellingham, WA	98226 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (360) 685-4206

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	EXPI	The Nasdaq Stock Market

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

Based on the registrant’s closing price of $20.28 as quoted on the Nasdaq Stock Market on June 30, 2023, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp World Holdings, Inc. was approximately $1.3 billion. The number of shares of the registrant’s $0.00001 par value common stock outstanding as of December 31, 2023 was 154,669,037.

DOCUMENTS INCORPORATED BY REFERENCE The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K. Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are incorporated into Part I, Item 1 and Part II, Item 7, of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), the documents incorporated into this Annual Report by reference, and our other public filings contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions of future events. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A, “Risk Factors”, Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 9A. “Controls and Procedures – Inherent Limitations on Effectiveness of Controls of this Annual Report.

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

General

eXp World Holdings, Inc. (“eXp,” or, collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) owns and oversees a diversified portfolio of service-oriented businesses. These businesses significantly benefit from the integration of our advanced enabling technology platform. Our strategic focus is on expanding our real estate brokerage operations. To achieve this, we emphasize enhancing the value proposition for our agents, investing in the development of immersive, cloud-based technological solutions, and offering affiliate and media services that bolster these efforts.

The following are developments in our business since the beginning of the fiscal year ended December 31, 2023:

●	During 2023, the Company announced various new agent incentive programs to enhance the agent experience and to attract culturally aligned agents, teams of agents and independent brokerages to the Company. New incentive programs include Boost, Accelerate, and Thrive, which offer unique financial incentives.
●	In 2023, the Company launched various new ancillary programs and services to support the development and success of its agents, brokers and customers, including the continued global expansion of eXp Luxury™, Military Rewards Program, Listing Kits, Bundle Select™, eXp Exclusives™, My Link My Lead™, and affiliate relationships like HomeHunter™.
●	Additional talent joined the Company in 2023, including the appointment of Peggie Pelosi to our Board of Directors in January 2023 and the appointment of Fred Reichheld to our Board of Directors in September 2023.

Business Segments

The Company is operated and managed as four reportable segments which are North American Realty, International Realty, Virbela and Other Affiliated Services. Our business segments bring together related eXp technologies and services to support the success and development of agents, entrepreneurs and businesses and provide them remote business solutions.

North American Realty and International Realty

Both the North American Realty segment and the International Realty segment generate revenue primarily by serving as a licensed broker for the purpose of processing residential and commercial real estate transactions, from which we earn commissions. The Company in turn pays a portion of the commissions earned to the real estate agents and brokers. eXp offers an innovative cloud-based brokerage model, which reduces costs to our agents and brokers. The model features low entry fees, stock ownership opportunities for agents and brokers and a revenue-sharing plan through which agents and brokers can earn commission from transactions conducted by agents and brokers they have attracted to eXp. Our North American Realty segment also includes lead-generation and other real estate support services in North America and Canada. Our International Realty segment includes our foreign operations in the United Kingdom (the “U.K.”), Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile, Poland, and Dubai.

Virbela

We operate over the internet and rely on cloud-based technologies to provide our residential real estate brokerage services. Our brokers and agents leverage our technology, services, data, lead generation and marketing tools to represent residential real estate buyers and sellers.

Among other technologies we use to operate our business, our proprietary Virbela® and Frame™ platforms offer metaverse solutions, including 3D, fully immersive, cloud offices. These cloud offices include virtual conference rooms, training centers and individual offices in which our management, employees, agents and brokers all work on a daily basis and, in separate custom settings, in which our customers operate as well, collaborating, socializing and transacting business across geographic regions.

While most Company and customer operations have taken place on the Virbela platform since 2016, many operations have begun to shift to the Frame platform as its development has matured, including its unique capability to operate fully on the web without the requirement for a separate client application. As our customers evolve post-COVID, including a return-to-work-offices, and in light of ongoing internal and external demand for web-accessible platforms and artificial intelligence solutions, we have experienced a decline in demand for our application-based platform, Virbela, and a rising interest our web-accessible platform, Frame.

Other Affiliated Services

Includes key assets such as SUCCESS® magazine and SUCCESS® Coaching, which provide training, classes, resources, and tools to empower our agents, brokers, staff, and general customers to excel and empower their professional development. This segment also includes SUCCESS® Space, a new kind of coworking solution offering highly flexible, on-demand rental work spaces for individual and group use, access to professional development coaching, media production services, virtual-world communications technology and full-service cafes.

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

Our North American Realty segment is comprised of operations in the U.S. and Canadian residential real estate markets. Through our network of independent agents and brokers, we have brokerages in all 50 states in the U.S. residential real estate market and residential real estate markets in most of the Canadian provinces. Our North American Realty segment represented 98.6% of total consolidated revenues in 2023.

Our International Realty segment operates in the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile, Poland and Dubai. Our International Realty segment represented 1.3% of total consolidated revenues in 2023.

Virbela: Our innovative technologies are used primarily by our brokerage real estate agents and their clients within our U.S., Canadian and international markets. We continue to innovate the Virbela portfolio, expanding the product offering to include and enhance our Frame platform. We have experienced a decline, among internal staff and agent users as well as among external unaffiliated customers, in demand for our application-based platform, Virbela, and an increased demand for our web-accessible platform, Frame.

Other Affiliated Services: We provide affiliated services to our agents, brokers and customers that support their professional efforts and personal betterment. Under its ownership, the Company has built upon SUCCESS® magazine and its related media properties to develop a robust SUCCESS® brand of innovative personal and professional development tools, including SUCCESS® Coaching and SUCCESS® Space.

Competition

Our real estate brokerage competes with local, regional, national and international residential real estate brokerages with respect to the sale of homes and to attract and retain agents, teams of agents, brokers and consumers — both home sellers and buyers. We compete primarily on the basis of our service, culture, collaboration, and utilization of cloud-based systems and technologies that reduce costs, while providing relevant and substantial professional development and opportunities for our agents and brokers to generate more business and participate in the growth of our Company.

Residential real estate brokerage companies typically realize revenues in the form of a commission based on a percentage of the price of each home purchased or sold, which varies based on geographical location and specific customer-agent negotiations, among other factors. Therefore, variability in the commissions earned in the real estate industry exists based on general economic and market factors, as well as the price and volume of homes sold. We are positioned to earn commissions on either — or both — of the buy side or sell side of residential real estate transactions, as well as the ability to receive other fees for complementary services provided during the closing process.

We believe that we are the only international real estate brokerage presently using a 3D immersive office environment in place of physical brick-and-mortar offices. Additionally, this innovative operational structure coupled with our distribution model allows us to effectively enter new markets with speed and flexibility and without much of the investment and cost associated with establishing a traditional brokerage. We also believe our compensation and incentive programs to attract and retain highly productive agents are one of the most compelling in the industry. As such, we believe that we are well positioned in our competitive landscape.

Resources

Software Development

Our Company continues to increase our investment in the development of our own cloud-based transaction processing platforms and further expand our technological products and service offerings. We continue to create process efficiencies and provide our agents and brokers with technologies designed to facilitate transactions in an efficient and consumer-friendly way. Our operational model and growth strategies necessitate the proprietary technologies used to support our operations now and in the future, as well as requiring us to, at times, consider existing and emerging technology companies for acquisition, partnerships and other collaborative relationships.

Intellectual Property

Our cloud-based real estate brokerage is highly dependent on the proprietary technology that we employ and the intellectual property that we create. “eXp Realty” is one of our registered trademarks in the United States, among other registered and nonregistered trademarks. We also own the rights to key domain names used by our domestic and international brokerages: including, for example, https://exprealty.com and https://exprealty.ca. Additionally, we own registered trademarks and the rights to domain names which are leveraged in our other business segments and in connection with services that complement our real estate brokerage, such as the “SUCCESS” registered trademark and https://success.com. We have also engaged various third parties to extend enterprise licenses for critical transaction management, client relationship management and other proprietary software.

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

Seasonality of Business

Seasons and weather traditionally impact the real estate industry in the markets in which we operate. Spring and summer seasons historically reflect greater sales periods and, in turn, higher revenues and operating results in comparison to fall and winter seasons. The Company has historically experienced higher revenue during the second and third quarters of its fiscal year due in part to seasonal industry patterns. By contrast, our Virbela and Other Affiliated Services segments experience generally consistent revenue during the year, with some increased adoption around the Company’s spring and fall events.

Government Regulation

See Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this Annual Report for additional information on the Company’s legal proceedings. For additional information with respect to related risks facing our business, see Item “1A. – Risk Factors” included elsewhere within this Annual Report.

Legal and Regulatory Environment

All of our businesses, as well as our joint ventures (such as mortgage origination, title underwriting, and ancillary agent support services), operate in highly regulated industries and are subject to changes in government policy, variations in the interpretation and enforcement of laws by regulatory bodies and other government entities, and modifications to existing laws, regulatory frameworks, and guidelines.

Residential Real Estate

We primarily serve the residential real estate industry, which is regulated by federal, international, state, provincial and local laws and authorities as well as private associations or state-sponsored associations or organizations. Further, lawsuits, investigations, disputes and regulatory proceedings against us or other professionals or businesses in the residential real estate industry and tangential industries may impact the Company and its affiliated real estate professionals when the outcomes of those cases address practices common to the broader industry, business community, or the Company and may result in litigation or investigations for the Company.

We are a participant in multiple listing services (“MLSs”) through our subsidiary entities, employees, and affiliated real estate professionals. Many of our affiliated real estate professionals are members of the National Association of Realtors (“NAR”) and state Realtor associations. The regulations, rules and policies of these organizations are subject to change, which changes can be influenced by regulatory developments, litigation, and other actions.

From time to time, certain industry practices come under federal or state scrutiny or are the subject of litigation. The industry is currently experiencing increased scrutiny by private parties, regulators and other government offices, both on a federal and state level, particularly in the areas of antitrust and competition, Real Estate Settlement Procedures Act (“RESPA”) compliance (and similar state statutes), Telephone Consumer Protection Act compliance (“TCPA”) (and similar state statutes) and worker classification.

RESPA

RESPA, along with various state and international real estate laws, governs the payments and referrals associated with residential sales and settlement services, such as mortgages, title insurance, and home insurance. These laws may impose limitations on arrangements involving our real estate brokerage, affiliated real estate professionals, lead generation efforts, and the businesses of our joint ventures, in addition to mandating timely disclosure about such relationships. While RESPA and similar statutes allow for certain payments, fee splits, and affiliated business arrangements, compliance can be challenging due to varying interpretations by courts and regulators. Violations can result in significant penalties, including fines and legal fees, particularly where RESPA and similar statutes have been invoked by plaintiffs in private litigation for various purposes. Additionally, we're bound by state laws that restrict inducements and gifts to consumers, affecting our lead-generation efforts.

Antitrust

Our business is subject to various antitrust and competition laws, including the Sherman Antitrust Act, the Federal Trade Commission Act, the Clayton Act, and other related federal, state, and provincial laws in the jurisdictions in which we operate. These laws prevent anti-competitive behaviors such as price-fixing and other conduct that unreasonably restrains trade and competition.

In 2021, the Department of Justice (“DOJ”) withdrew its consent to a November 2020 proposed settlement with NAR concerning alleged anti-competitive practices in real estate. While the DOJ dismissed its lawsuit against NAR in July 2021, it indicated a broader investigation into NAR's activities. In November 2021, NAR modified its rules to implement most of the changes the DOJ settlement sought. In January 2023, a court set aside the DOJ's new investigative demand related to NAR. The indirect and direct effects, if any, of this action upon the real estate industry are not yet clear.

While anti-competition enforcement has intensified across industries, there is a unique focus on the real estate industry in the United States and Canada. For example, the White House issued an Executive Order in July 2021 identifying real estate brokerages and listings as an area of focus. In 2018, a joint workshop by the DOJ and FTC addressed potential competition issues in the residential real estate sector which could be the subject of future enforcement actions.

As disclosed in Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this Annual Report, we are a defendant in certain antitrust class action complaints which allege violations of federal antitrust law in the United States and Canada. These lawsuits, together with similar lawsuits against other businesses in our industry, have prompted discussion of regulatory changes to rules established by local or state real estate boards or MLSs. The resolution of the antitrust litigation and/or other regulatory changes may require changes to our or our brokers’ business models, including changes in agent and broker compensation. This could reduce the fees we receive from our affiliated real estate professionals, which, in turn, could adversely affect our financial condition and results of operations.

Internationally, our operations are also subject to laws against improper payments, including the U.S. Foreign Corrupt Practices Act and similar global regulations.

Worker Classification

Except for certain employees who have an active real estate license or in jurisdictions with unique local laws, our real estate professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, we are subject to the Internal Revenue Service regulations, foreign regulations and applicable state and provincial law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation. We continue to monitor these matters as well as related federal and state developments.

Cybersecurity and Data Privacy Regulations

Our business necessitates collecting and handling sensitive personal data, and we are governed by various domestic and international privacy and cybersecurity laws. For example, in the U.S., we are required to comply with the Gramm-Leach-Bliley Act, which governs the disclosure and safeguarding of consumer financial information, as well as state statutes governing privacy and cybersecurity matters like the California Consumer Privacy Act (“CCPA”). California further strengthened privacy regulations with the California Privacy Rights Act (“CPRA”) in 2020, effective January 1, 2023, introducing more stringent requirements and creating a dedicated enforcement agency. Other states have enacted or are considering their own privacy laws. Internationally, the European Union's General Data Protection Regulation (“GDPR”) grants extensive privacy rights and enforces strict penalties for non-compliance. With the E.U.-U.S. Privacy Shield being invalidated in 2020, businesses have turned to alternative mechanisms like standard contractual clauses for data transfer. Additionally, global data privacy regulations continue to evolve.

For additional information with respect to related risks facing our business, see Item 1A - Risk Factors in this Annual Report, in particular under the caption “Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.”

TCPA

The TCPA limits specific telemarketing actions, such as autodialing and using artificial voice messages, and has established a national Do-Not-Call registry. The TCPA has a broad definition of autodialing and mandates written consent for some communications to mobile phones. Some states have, or might introduce, their own versions of the TCPA. We are susceptible to class action claims suggesting we're responsible for contacts made by our real estate professionals.

Environmental Regulation

The Company operates in a cloud-based model which gives us an insignificant physical geographical footprint. Due to this, we are not materially impacted by any environmental regulation. However, sustainable investing and environmental, social, and governance practices continue to be the focus of increased regulatory scrutiny across jurisdictions. In the U.S., the SEC has proposed climate disclosure rules to require public issuers to include enhanced disclosure regarding corporate climate-related information in their periodic reports and registration statements. Such information would include climate-related risks that are reasonably likely to have a material impact on an issuer’s business or results of operations, as well as certain climate-related financial statement metrics. In addition, we expect state laws and regulations regarding these topics to continue to evolve and impose new and additional requirements. For example, in October 2023, California enacted a new climate accountability package pursuant to its new Climate Corporate Data Accountability Act that will require annual disclosure of certain greenhouse gas emissions and new Climate-Related Financial Risk Act that will require biennial disclosure of certain climate-related financial risks and mitigation measures, each beginning in 2026, subject to applicable implementing regulations and rulemaking that may impact final scope and compliance timing. Globally, the International Sustainability Standards Board and applicable sustainability disclosure standards impact how national regulators and governance bodies approach these and related topics.

Other Regulation

We operate in multiple geographies and industries which subject us to various governmental and non-governmental rules and regulations, including without limitation, franchising, fair trade, health and data privacy rules. As we expand into new businesses and markets, we assign and/or engage appropriate personnel to manage and comply with such requirements.

Environmental, Social and Governance Initiatives

As a company dedicated to disrupting the traditional industry model, eXp understands the importance of ingraining environmental, social and governance (ESG) best practices across the organization. We are committed to running a sustainable business for our agents, their clients, and the greater good of our planet by bringing people together beyond boundaries with advanced collaboration technologies. Our approach leverages the power of community and cloud-based solutions to drive positive impact for people and the environment.

In 2022, we conducted a robust ESG materiality assessment with the assistance of an external consultant, GlobeScan, to identify the material ESG topics that have the greatest impact on the Company’s success, which was delivered in January 2023 to our leadership team, employees and agents. In 2023, the Company’s Board of Directors created a Sustainability Committee of the Board tasked with overseeing and developing, alongside management, strategies related to the material ESG topics identified in the assessment. We have chosen to focus our efforts on three key pillars that we have termed our “Core Values”: empowering people development, building inclusive and equitable communities and advancing climate-positive solutions.

The results of the materiality assessment were provided to the Company’s Board and management to identify our key focus areas and to develop a strategy to address the material ESG topics identified in the assessment.

IMPACT ON SOCIETY
AGENT / EMPLOYEE DIVERSITY, INCLUSION / EQUITY
COMMUNITY ENGAGEMENT / IMPACT
TRAINING / COACHING / DEVELOPMENT
ENERGY USE/ GREENHOUSE GAS EMMISSIONS
TALENT ATTRACTION / RETENTION
NON-DISCRIMINATION OF CLIENTS / COMMUNITIES
MARKET PRESENCE / EXPANSION
ESG GOVERNANCE / EDUCATION
PRODUCT / SERVICE ACCESSIBILITY SOCIAL INCLUSION
PHYSICAL / PSYCHOLOGICAL SAFETY
RESILIENCE TO CLIMATE / OTHER GLOBAL IMPACTS
CLOUD TECHNOLOGY TO LOWER ENVIRONMENTAL IMPACT
BUSINESS ETHICS / INTEGRITY / TRANSPARENCY
RESPONSIBLE SUPPLY CHAIN / SERVICE PROVIDERS
DATA PRIVACY / CYBER SECURITY
ANTI-CORRUPTION / ANTI-BRIBERY
RESPONSIBLE MARKETING /CONTENT PRACTICES
WASTE / ELECTRONIC WASTE
EXECUTIVE COMPENSATION
REMOTE WORKING CULTURE
RESPONSIBLE TAX BEHAVIOR
IMPACT ON BUSINESS

During 2023, the Company had various social initiatives in support of these Core Values, including the following:

●	Empowering People Development: We are helping people achieve their fullest potential by fostering personal and professional growth through our tools, technology and collaboration. We have continued throughout 2023 to provide tools for productivity and health and wellbeing, for our employees, access to wellness platforms such as Calm, Vitality and Noom, and, for our real estate agents and brokers, providing toolkits for scaling business and entrepreneurship.
●	Building Inclusive and Equitable Communities: We drive fairness, inclusivity and belonging by supporting diverse groups of clients, agents, brokers and employees, and encouraging them to create a positive impact in their communities through philanthropic initiatives. We are committed to creating an equitable, diverse and inclusive culture for our clients, agents, brokers and employees. Our Employee Experience team operates under the human resources department and supports this mission with diversity, equity and inclusion practices to support employee engagement and global collaboration, including the promotion of ONE eXp, an important vehicle by which we connect diverse agents and brokers with clients identifying as and/or seeking out diverse representation in their home purchase or selling journey.
In 2023 we established the Realtor Safety Taskforce whose mission is ensuring the utmost safety of our agents while they are representing eXp, including at eXp-sponsored events and meetings, and we provide safe and inclusive workspaces within our virtual world. We also created the Women’s Impact Network to further the success, health and wellbeing of our female agents and employees while providing an outlet for diverse and inclusive voices. Our employees, agents and brokers are our best embodiment of the Company’s commitment to community as a core value. Many of our employees, agents and brokers are involved in their own communities to support the betterment of lives. We contribute to building equitable communities through the sponsorship of many community initiatives which are well attended by our employees, agents and brokers. The first week of October of each year is designated “I Heart eXp” week and employees, agents and brokers across the U.S. mobilize to take part in community charity initiatives. We have continued expanding initiatives driven by our 501(c)(3) affiliated nonprofit, eXtend-a-Hand, whose mission is to provide financial assistance to independent agents of the Company who suffer catastrophic events, including, without limitation, natural disasters, illness and accidents and in the case of dependents or designated beneficiaries, the death of their independent agent family member.
●	Advancing Climate-Positive Solutions: We are paving a responsible path to a better planet through our cloud-based model and will continue to promote, scale, and innovate solutions for a low-carbon economy and more resilient communities. We have reduced our GHGs and environmental impact including server energy, waste and agent travel, while also providing ESG training to all agents and employees and offering products for sustainability. We established an incentive plan for electric vehicles for agents and provided education on sustainable homes and energy efficiency.

We are committed to furthering these goals through targets that will be regularly evaluated to ensure our continued success in meeting the pillars of our core values strategy.

Human Capital

Our employees, including our brokers and our independent contractor real estate agents, represent the human capital investments imperative to our operations. As of December 31, 2023, the Company had approximately 2,114 full-time equivalent employees and 87,515 real estate agents. Our employees are not members of any labor union and we have never experienced business interruptions due to labor disputes. We also utilize part-time and temporary employees and consultants when necessary; in many of our foreign markets we rely on the use of indirect employment structures where personnel providing certain services to the foreign entities are employed by a contractor of the Company and are not employed by the Company.

Management: Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, business development and technological research and development. We have successfully expanded our current management to retain skilled employees with experience relevant to our business and intend to continue with this initiative. Our management’s relationships with agents, brokers, technology providers and customers will provide the foundation with which we expect to grow our business in the future. We believe the skill set of our management team will be a primary asset in the development of our brands and trademarks.

Talent and Culture: Our business is driven by nine core values of community, sustainability, integrity, service, collaboration, innovation, transparency, agile and fun. At eXp, these core values are manifested throughout everything we do and support the Company’s overall vision and shape our culture. We believe that our ongoing success is attributable in large part to our eXp employees who work across the U.S. and internationally in the cloud environment to support our agent-centric business model and core values. Attracting and retaining employee talent is a high priority for us and we look to hire passionate and driven individuals who want to be a part of our mission to continue to grow the brokerage and our related suite of services. We also value transparency and are committed to an open and accountable workplace where employees are empowered to raise issues. The Company provides multiple channels to speak up, ask for guidance and report concerns. eXp has been named one of the Best Places to Work on Glassdoor for each of the years 2019 through 2023. In 2021, 2022, and 2023, we were named as one of the Top 100 Companies to Watch for Remote Jobs by FlexJobs.

Health & Safety: Our employees operate in a fully remote environment and are located across the U.S. and internationally. During 2023, the Company offered self-defense training to real estate agents and brokers attending our annual fall convention and our human resources department expanded existing offerings to support the health and safety of our employees in their remote work environments. The Realtor Safety Taskforce has been established to continue fostering an environment of safety and ensure that all company related activities, events and meetings are planned and executed with safety at the forefront.

Independent Agent and Broker Support: We provide entrepreneurial business opportunities and a competitive compensation structure to our agents and brokers. Additionally, our agents and brokers have a unique choice to attain a greater vested interest in eXp through the acceptance of equity awards in eXp stock as part of their compensation offerings. These programs and our agent support platforms — including training, back-office support and communications — allow agents and brokers to successfully operate their own businesses that are aligned with our strategies and goals, creating synergies across our distribution network. We believe it is critical to our success that agent voices are heard at every level of the Company, including management, whose mission is supported by our Agent Advisory Council and our Board of Directors, which includes a rotating agent director seat. Refer to our Agent Advisory Council section of our website at https://expworldholdings.com/agent-advisory-council/ for information on agent participation in the management of eXp. Information contained on our website is not incorporated by reference into this Annual Report.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and information for the previous 12 months are available free of charge through our website at www.expworldholdings.com/investors/sec-filings/.

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

eXp investors website (www.expworldholdings.com/investors/)

eXp Realty X Account (https://x.com/eXpRealty)

eXp World Holdings X Account (https://x.com/eXpWorldIR)

eXp Realty LinkedIn page (https://www.linkedin.com/company/exp-realty/)

eXp World Holdings LinkedIn page (https://www.linkedin.com/company/expworldholdings/)

eXp Realty Facebook Page (https://www.facebook.com/eXpRealty)

eXp World Holdings Facebook Page (https://www.facebook.com/eXpWorldHoldings)

eXp Realty Instagram Page (https://www.instagram.com/eXpRealty_)

eXp World Holdings Instagram Page (https://www.instagram.com/eXpWorldHoldings)

Please note that this list may be updated from time to time. The contents of any website referred to in this Annual Report on Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file with the SEC and any references to our websites are intended to be inactive textual references only.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations in future periods. You should carefully consider the risk factors described below, together with all of the other information in this Annual Report, including our consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. Certain statements in this Annual Report are forward-looking statements. See the section of this Annual Report titled “Forward-Looking Statements.”

Risks Related to Our Industries

Our profitability is tied to the strength of the residential real estate market, which is subject to a number of general business and macroeconomic conditions beyond our control.

Our profitability is closely related to the strength of the residential real estate market, which is cyclical in nature and typically is affected by changes in national, state and local economic conditions, which are beyond our control. Macroeconomic conditions that could adversely impact the growth of the real estate market and have a material adverse effect on our business include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of obtaining mortgages, an increase in foreclosure activity, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war, terrorist attacks or other geopolitical and security issues, including Russia’s ongoing war with Ukraine, the conflict between Israel and Hamas and rising tensions between China and Taiwan, natural disasters or adverse weather events, or the public perception that any of these events may occur. Unfavorable general economic conditions, such as a recession or economic slowdown, in the U.S., Canada, or other markets we enter and operate within, could negatively affect the affordability of and consumer demand for, our services, which could have a material adverse effect on our business and profitability. In addition, international, federal and state governments, agencies and government-sponsored entities such as Fannie Mae, Freddie Mac and Ginnie Mae could take actions that result in unforeseen consequences to the real estate market or that otherwise could negatively impact our business.

Monetary policies of the U.S. federal government and its agencies may have a material adverse impact on our operations.

The U.S. real estate market is substantially reliant on the monetary policies of the U.S. federal government and its agencies and is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S., which, in turn impacts interest rates. Our business could be negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of home sale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home. Similarly, in higher interest rate environments, potential homebuyers may choose to rent rather than pay higher mortgage rates. Changes in the interest rate environment and mortgage market are beyond our control and are difficult to predict and, as such, could have a material adverse effect on our business and profitability.

Home inventory levels may result in excessive or insufficient supply, which could negatively impact home sale transaction growth.

Home inventory levels have been meaningfully declining or increasing in certain markets and price points in recent years. In both instances, homeowners are more likely to retain their homes for longer periods of time, resulting in a negative impact on home sale volume growth. Insufficient home inventory levels can cause a reduction in housing affordability, which can result in potential homebuyers deferring entry or reentry into the residential real estate market. Alternatively, excessive home inventory levels can contribute to a reduction in home values, which can result in some potential home sellers deferring entry into the residential real estate market. These inventory trends are caused by many pressures outside of our control, including slow or accelerated new housing construction, macroeconomic conditions, including rising interest rates and inflation, real estate industry models that purchase homes for long-term rental or corporate use and other market conditions and behavioral trends discussed herein. The U.S. home inventory levels have been low throughout 2023 and 2022. Continuing constraints on home inventory levels may adversely impact the volume of home sale transactions closed by our brokers and agents and, as such, could have a material adverse effect on our business and profitability.

Material decreases in the average brokerage commission rate, due to conditions beyond our control, could materially adversely affect our financial results.

There are many factors that contribute to average broker commission rates that are beyond our control. Factors that can contribute to a material decrease in brokerage commissions include regulation, litigation (including pending litigation described elsewhere in this Annual Report), the rise of certain competitive brokerage or non-traditional competitor modes, an increase in the popularity of discount brokers and agents, increased adoption of flat fees, commission models with more competitive rates, rebates or lower commission rates on transactions, adverse outcomes of pending antitrust litigation across our industry, as well as other competitive factors. The average broker commission rate for a real estate transaction is a key determinant of our profitability and a material decrease in brokerage commission rates could have a material adverse effect on our business and profitability.

The introduction and integration of emerging technologies into the real estate industry and any delay or inability to successfully integrate such technologies into our business or the businesses of our real estate professionals could result in competitive harm.

The real estate brokerage industry is susceptible to disruption by emerging technologies, particularly artificial intelligence and machine learning. Integrating advancements like natural language processing, artificial intelligence, and machine learning is vital for optimizing efficiency and reducing operational costs for real estate brokerages, professionals, and clients. These tools have the potential to streamline operations, enhance client interactions, and provide insights derived from vast data sets. These emerging technologies may also allow for new industry entrants and new industry platforms that compete with existing industry brokerages, including the Company, and agents and such new entrants and platforms could offer solutions that are more cost-effective, efficient, or user-friendly, and which may change broker, agent, and client expectations. Delays in embracing and integrating these AI-driven technologies could adversely impact existing industry participants to compete or risk displacement of traditional real estate offerings and services. If we and our affiliated real estate professionals are unable to provide enhancements and new features and efficiencies for our existing offerings or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.

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

General changes in consumer attitudes and behaviors could negatively impact home sale transaction volume.

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

Home sale transaction volume can be impacted by natural disasters and other climate-related interruptions.

Natural disasters are occurring more frequently and/or with more intense effects and may impact general population trends. Areas afflicted by natural disasters may experience a decline in home sale transaction volume due to home destruction and/or general population movement out of the afflicted area, and the risk of non-insurability against such disasters. Such events can make it difficult or impossible for home owners and builders to sell their homes and result in slowdowns in home sale transaction volume. Additionally, the risk of non-insurability may disqualify certain prospective homebuyers whether due to heightened mortgage underwriting requirements or the perceived risk of loss to the homebuyer. Because the real estate industry relies on home sale transactions, climate crises can exacerbate negative financial results for real estate companies operating in particularly affected areas.

Risks Related to our General Business and Operations

We may be unable to attract and retain additional qualified personnel.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other real estate brokerages for qualified brokers who manage our operations in each state. We must also compete with technology companies for developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled service and operations professionals and we may not be successful in attracting and retaining the professionals we need. Additionally, in order to realize the potential benefits of acquisitions, we may need to retain employees from the acquired businesses or hire additional personnel to fully capitalize on the opportunities that such acquisitions may offer and we may not be successful in retaining or attracting such individuals following an acquisition. From time to time in the past, we have experienced and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines or continues to experience significant volatility, our ability to attract or retain key employees may be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations.

The performance and reliability of our systems and operations are critical to our reputation and ability to attract agents, teams of agents and brokers into our company as well as our ability to service homebuyers and sellers. Our systems and operations are vulnerable to security breaches, interruption or malfunction due to events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third-party vendors to provide the cloud office platform and to provide additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially reduce the transaction volume that can be processed with our systems, impair quality of service, increase costs, prompt litigation and other consumer claims and damage our reputation, any of which could substantially harm our financial condition.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers. Additionally, bad actors are increasingly using artificial intelligence technology to launch more automated, targeted and coordinated attacks generally. In the ordinary course of our business, we and our agents and brokers collect and store sensitive data, including proprietary business information and personal information about our clients and customers. Our business and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance and transmission of information are critical to our operations, especially the processing and closing of real estate transactions. Although we employ measures designed to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our clients and customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents and brokers to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage and compensation to clients, customers and business partners. We may also be subject to legal claims, government investigations and additional state and federal statutory requirements.

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

As of December 31, 2023, we had federal, state and foreign net operating losses carryforward due to prior years’ losses. Pre-fiscal 2018 certain state and foreign net operating losses will carry forward for a limited number of years. Federal, as well as some state and foreign net operating losses generated in and after fiscal 2018 do not expire and can be carried forward indefinitely. We also have recorded federal research tax credits for the years 2020-2023 which will carry forward for 20 years and are expected to be fully utilized before expiration. A nominal portion of our net operating loss may expire, increasing future income tax liabilities which may adversely affect our profitability.

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

Our effective tax rate could increase due to several factors, including: changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates; changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which requires research and experimental expenditures attributable to research conducted in the United States to be capitalized as of January 1, 2022 and amortized over a five-year period or expenditures attributable to research conducted outside the United States to be amortized over a fifteen-year period; the Inflation Reduction Act of 2022 which imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S publicly traded corporation after December 31, 2022; changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business; the outcome of current and future tax audits, examinations or administrative appeals; and limitations or adverse findings regarding our ability to do business in some jurisdictions.

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

We may be unable to effectively and efficiently manage growth in our business.

We may struggle to manage growth in our business efficiently. Failing to scale our operations to meet the increasing demands of our real estate professionals could negatively impact our performance. As we onboard more real estate professionals, the need to enhance our systems, integrate third-party systems, and maintain infrastructure becomes vital. Any delay in these upgrades can lead to system issues and reduced satisfaction among our real estate professionals. This could deter existing and potential professionals from associating with our Company. Expanding our systems efficiently may be challenging and also poses inherent risks, and we cannot guarantee timely and effective implementation. Such efforts might lead to decreased revenues and margins, impacting our financial results.

Our business could be adversely affected if we are unable to expand, maintain and improve the systems and technologies which we rely on to operate or fail to adopt and integrate new technologies.

As the number of agents and brokers in our company grows, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, including, but not limited to, our cloud office platform, as well as our ability to adopt and integrate new technologies, including, but not limited to, machine learning and artificial intelligence solutions. Loss of key personnel or the lack of adequate staffing with the requisite expertise and training could impede our efforts in this regard. If we do not adopt and offer new in-demand technologies and/or if our systems and technologies lack capacity or quality sufficient to service agents and their clients, then the number of agents who wish to use our products could decrease, the level of client service and transaction volume afforded by our systems could suffer and our costs could increase. In addition, our competitors or other third parties may incorporate artificial intelligence and emerging technologies into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, artificial intelligence algorithms and other emerging technologies may be flawed and datasets underlying such technologies may be insufficient or contain biased information. If the new technologies integrated into our products or that we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

We intend to evaluate acquisitions, mergers, joint ventures or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business and growth strategy, we evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses, as well as other real estate brokerages. If we are not able to effectively integrate acquired businesses and assets or successfully execute joint venture strategies, our operating results and prospects could be harmed. Since 2019, we have acquired new technology and operations and entered into various joint venture arrangements. We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. The success of our future joint venture strategies will depend on our ability to identify, negotiate, complete and successfully manage and grow joint ventures with other parties. In addition, acquisitions and joint ventures could cause potentially dilutive issuances of equity securities or incurrence of debt.

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

We have operations in Canada, the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile, Poland, and Dubai. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and, therefore, affect our profitability include:

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

During the year ended December 31, 2023, our agent and broker base grew to 87,515 agents and brokers, or by 2%, from 86,203 agents and brokers as of December 31, 2022. Because we derive revenue from real estate transactions in which our brokers and agents receive commissions, the amount and rate of growth of our revenue typically correlate to the amount and rate of growth of our agent and broker base, respectively. The rate of growth of our agent and broker base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. We cannot provide assurances that we will be able to maintain or increase our recent agent growth rate or that our agent and broker base will continue to expand in future periods. A slowdown in our agent growth rate would have a material adverse effect on revenue growth and could adversely affect our business, results of operations, financial condition and cash flows.

Inflation and rising interest rates have and may continue to contribute to declining real estate transaction volumes, which have and may continue to materially impact operating results, profits and cash flows.

Inflation and rising interest rates have generally impacted real estate transaction volumes in the U.S., Canada and other international markets. In 2022 and 2023, the Company has experienced declining transaction volume, which has had an impact on operating results. If we are not able to organically grow our market share, to offset the declining transactions, our operating results, profits and cash flow may be materially impacted in the event interest rates stay level or continue to rise. The Company believes that it continues to be well positioned for growth in the current economic climate, due to our strong base of agent support, and the superior agent value proposition enabled by our efficient operating model, with lower fixed costs and no brick-and-mortar locations, but we cannot provide assurances that our operating results or cash flows will not be materially impacted by the macroeconomic factors.

Any reduction in the Company’s portion of the commission revenue from property sales transactions could harm our financial performance.

Our industry faces intense competition for real estate professionals, and our efforts to attract and retain real estate sales agents and brokers may continue to put upward pressure on our commissions and related costs. For example, the Company competes with other brokerages that may have reduced operating margins and access to capital resources permitting them to prioritize market share over profits, as well as the growing popularity of non-traditional platforms such as listing aggregators, which may put additional pressure on our commissions and related costs. If our brokerage has to pay a larger share of commissions to independent real estate professionals involved in property transactions, or if our commission earnings from these transactions decrease, it could harm the operating margins of our Company.

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

We may implement changes to our business model and operations to improve revenues that cause a disproportionate increase in our expenses or reduce profit margins. For example, we may allocate resources to acquiring lower margin brokerage models and have invested in the development of a mortgage servicing division, a commercial real estate division, a title and escrow company, a mortgage lending company, a personal development company or a continuing education division. Expanding our service offerings could involve significant up-front costs that may only be recovered after lengthy periods of time. The barrier to entry in new real estate markets is low given our cloud-based operating model; however, attempts to pursue new business opportunities could result in a disproportionate increase in our expenses and in reduced profit margins. In addition, expansion into new markets and business lines, including internationally, could expose us to additional compliance obligations and regulatory risks. If we fail to continue to grow in the local markets we serve or if we fail to successfully identify and pursue new business opportunities, our long-term prospects, financial condition and results of operations may be harmed and our stock price may decline.

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

Negligence or willful misconduct of independent real estate professionals affiliated with our Company owned brokerages could materially and adversely affect our reputation and subject us to liability.

Our Company-owned brokerage operations rely on the performance of independent real estate professionals. If the independent real estate professionals engage in poor quality services, negligent or willful misconduct, our image and reputation could be materially adversely affected. In addition, we could also be subject to litigation and regulatory claims arising out of their actions, which if adversely determined, could materially and adversely affect us, our operations, and our financial condition. To mitigate these risks, we have executed contractual agreements with our real estate professionals that mandate compliance with applicable laws and adherence to our established policies and procedures, and stipulate potential liabilities for agents in the event of contractual breaches.

Risks Related to our Virbela Business

We may continue to experience a decline in demand for the application-based Virbela platform and may not be able to leverage our costs to achieve profitability in our Virbela business.

The virtual reality industry, encompassing 3D immersive experiences, is in a constant state of flux due to swift technological advancements, shifting industry standards, and evolving consumer preferences. During 2023, we experienced declining demand for our application-based Virbela platform. This decline can be attributed to several factors, including the post-COVID shift back to in-person work, increased focus on artificial intelligence solutions, including virtual reality solutions that incorporate artificial intelligence, and uncertainty in the adoption of 3D immersive office solutions. While platforms like our web-accessible Frame are emerging, the sustainability of such cloud-based 3D office environments as replacements for traditional offices remains uncertain. Given these dynamics, it's challenging for us to assure profitability in our Virbela operations, despite our efforts to optimize costs.

Risks Related to Legal and Regulatory Matters

We are subject to certain risks related to legal proceedings filed by or against us and adverse results may harm our business and financial condition.

We are subject to risk of and are from time to time involved in, or may in the future be subject to, claims, suits, government investigations and proceedings arising from our business, including actions with respect to securities, intellectual property, privacy, information security, data protection or law enforcement matters, tax matters, labor and employment, including claims challenging the classification of our agents and brokers as independent contractors and compliance with wage and hour regulations and claims alleging violations of RESPA or state consumer fraud statutes and commercial arrangements. We are also subject to risk related to stockholder derivative actions, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including our agents, brokers, third-party service or product providers and purported class action lawsuits. Such litigation and other proceedings may include, but are not limited to, the currently pending antitrust litigation as disclosed in Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this Annual Report. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.

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

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. Except as set forth in Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this Annual Report, we are not involved in any material pending legal proceedings and there are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to our interest.

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

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages related to allegations of breach of federal and state antitrust laws, which matter remains subject to final court approval. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms, which also remain subject to final court approval. Since that time, the Company has been named in multiple putative class action complaints making substantially similar allegations and seeking substantially similar relief. The Company is vigorously defending those lawsuits.

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

As we expand our business in international markets, including new and existing international markets, we are subject to additional foreign governmental regulation. Ensuring compliance with these newly applicable laws could substantially increase our operating expenses. In addition, entry into these new markets exposes us to increased risk and liability. A violation of any of these applicable laws could have a material adverse effect on our business.

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

Our business licenses could be suspended or revoked, our business practices enjoined, or we could be required to modify our business practices, which could materially impair, or even prevent, our ability to conduct all or any portion of our business. Any such events could also damage our reputation and impair our ability to attract and service homebuyers, home sellers, agents, clients and customers as well our ability to attract brokerages, brokers, teams of agents and agents to our company, without increasing our costs.

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

In the United States, the Federal Trade Commission (“FTC”) has entered into several highly publicized settlements with network marketing companies that required those companies to modify their compensation plans and business models. Those settlements resulted from actions brought by the FTC involving a variety of alleged violations of consumer protection laws, including misleading earnings representations by the companies' independent distributors, as well as the legal validity of the companies' business model and distributor compensation plans. FTC determinations such as these have created an ambiguity regarding the proper interpretation of the law and regulations applicable to network marketing companies in the U.S. Although a consent decree between the FTC and a specific company does not represent judicial precedent, FTC officials have indicated that the network marketing industry should look to these consent decrees and the principles contained therein, for guidance. Additionally, following the issuance of these consent decrees, the FTC issued non-binding guidance to the network marketing industry, suggesting it intended to reinforce the principles contained in the consent decrees and provide other operational guidance to the network marketing industry.

While we strive to ensure that our overall business model and revenue-sharing plan, are regulatory compliant in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.

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

Except for our employed state brokers and commission-only employees, all real estate professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the taxing authorities’ regulations and applicable laws regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation and it might be determined that the independent contractor classification is inapplicable to any of our affiliated real estate professionals. Further, if legal standards for classification of real estate professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation and benefits structure for our affiliated real estate professionals in some or all of our markets, including by paying additional compensation or reimbursing expenses.

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

Any significant violations of privacy, including as a result of cybersecurity breaches, could result in the loss of new or existing business, litigation, regulatory investigations, the payment of fines, damages and penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, concern among potential homebuyers or sellers about our privacy practices could result in regulatory investigations, especially in the European Union as related to the GDPR. Additionally, concern among potential homebuyers or sellers could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personal information.

SUCCESS Lending and SUCCESS Franchising are relatively new business initiatives with regulatory and compliance risks, many of which are beyond our control.

Both the SUCCESS Lending joint venture and SUCCESS Franchising business, both launched in 2021, have limited operating histories and have encountered and will continue to encounter risks, uncertainties, difficulties and expenses, including, without limitation, ongoing compliance with a complex and evolving regulatory environment. If we are not able to timely and effectively respond to these requirements, or if risks arise outside our reasonable ability to respond effectively, our business and financial condition may be harmed.

Risks Related to Our Stock

Glenn Sanford, our Chairman and Chief Executive Officer, together with Penny Sanford, a significant stockholder, own a significant percentage of our stock and have agreed to act as a group on any matter submitted to a vote of our stockholders. As a result, the trading price for our shares may be depressed and they can significantly influence actions that may be adverse to the interests of our other stockholders.

On January 12, 2024, Glenn Sanford and Penny Sanford filed an amended Schedule 13D with the Securities and Exchange Commission, which disclosed that they beneficially owned approximately 45.73% of our outstanding common stock as of November 30, 2023 and that they had agreed to vote their shares as a group with respect to the election of directors and any other matter on which our shares of common stock are entitled to vote. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with a stockholder group holding a significant number of our shares. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Chief Executive Officer and Chairman of our Board of Directors, Mr. Sanford significantly influences the management of our business and affairs. This concentration of ownership and influence could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Until July 31, 2023, we were a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualified for and relied on, exemptions from certain corporate governance requirements. Under applicable Nasdaq rules, we qualify for and intend to rely on certain phase-in periods to comply with the previously exempt governance requirements.

Until July 31, 2023, we qualified as a “controlled company” within the meaning of Nasdaq corporate governance standards and, accordingly, we qualified for and from time-to-time relied on exemptions to certain governance requirements. Under Nasdaq rules, a company may phase-in to compliance with certain governance requirements after ceasing to be a “controlled company”, including the requirement that we have a compensation committee that is composed entirely of independent directors within a year of losing controlled company status.

We are presently using this exemption. As a result, our compensation committee will not consist entirely of independent directors in the immediate future. Consequently, our stockholders do not presently have the same protection afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance rules and requirements. Our reliance on this exemption could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we can issue additional shares of common stock and because we issue stock under equity incentive plan, our stockholders may experience dilution in the future.

We are authorized to issue up to 900,000,000 shares of common stock, of which 183,606,708 shares were issued and 154,669,037 shares were outstanding as of December 31, 2023. Additionally, the Company maintains a 2015 Equity Incentive Plan from which employees, agents, brokers and certain service providers of the Company and its affiliates can receive awards of the Company’s common stock. As of December 31, 2023, there were 88,596,220 shares registered and authorized under the 2015 Equity Incentive Plan, of which 20,760,284 are available for future issuance. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders, subject to applicable Nasdaq listing rules. Consequently, current stockholders may experience more dilution in their ownership of our common stock in the future.

The stock price of our common stock has been and likely will continue to be volatile and may decline in value regardless of our performance.

The market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control, including those described above and the following:

●	our operating and financial performance and prospects;
●	future sales of substantial amounts of our common stock in the public market, including but not limited to shares we may issue as consideration for acquisitions or investments;
●	housing and mortgage finance markets;
●	our quarterly or annual earnings or those of other companies in our industry;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	changes in recommendations or analysis of our prospects by securities analysts who track our common stock;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	actual or potential changes in laws, regulations and regulatory interpretations;
●	changes in interest rates;
●	changes in demographics relating to housing such as household formation or other consumer preferences toward home ownership;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	arrival and departure of key personnel;
●	the filing of and/or adverse resolution of new or pending litigation or regulatory proceedings against us; and
●	changes in general market, economic and political conditions in the United States and global economies.

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

On August 4, 2021, the Company’s Board of Directors declared and subsequently paid its first cash dividend. The Company then declared and paid subsequent dividends during each quarter of the fiscal year ended December 31, 2023. There is no assurance that future dividends will be paid and if dividends are paid, there is no assurance with respect to the amount of any such dividend. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements and other factors as the Board of Directors considers relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	CYBERSECURITY

We recognize the critical importance of creating a multifaceted defense-in-depth cybersecurity ecosystem to protect the confidentiality, integrity, and availability of Company systems and data.

Managing Material Risk

The Company’s approach to risk management is unique to each reporting segment, with Virbela and Other Affiliated Services each independently identifying, assessing, and managing their material risk from cybersecurity threats, and North American Realty and International Realty operating under a joint risk framework due to the similarities in cybersecurity risk they face. While educational resources about cybersecurity risks are shared amongst Information Technology (“IT”) staff across segments, segment-specific IT staff are empowered to evaluate and address cybersecurity risks within their reporting segment in alignment with the Company’s overall business objectives and operational needs. Where required, IT staff in each reporting segment may communicate with their counterparts in different reporting segments or with executive management of the Company to ensure compliance with cybersecurity incident and data breach reporting requirements under applicable law.

Engage Third Parties on Risk Management

Understanding the complexity and evolving nature of cybersecurity threats, each reporting segment engages with a range of external experts, including cybersecurity assessors and consultants, to assess, identify, and manage material risks posed by cybersecurity threats, as determined by each reporting segment’s IT personnel. Each reporting segment has enabled external technologies and specialists, as deemed necessary by the reporting segment, to continuously test, alert, and report on the Company’s various computing ecosystems. These external assets allow the reporting segment IT leaders to leverage cybersecurity tools applicable to their segment’s risks, ensuring our cybersecurity strategies and processes continue to align with business objectives and operational needs. Segment IT personnel collaborate with these third-parties to review and discuss vulnerabilities and threats, consult on security enhancements for better risk identification, and audit risk management systems.

Oversee Third-Party Risk

Due to the risks associated with third-party access to certain systems and data in each reporting segment, when a reporting segment enters into a relationship with a third-party service provider that presents a cybersecurity risk, various security assessments may be issued by the reporting segment to enable the applicable reporting segment to identify, oversee, and manage these risks. The security assessments are designed to establish communication channels as between the reporting segment and the third-party for purposes of cybersecurity risk management and reporting, as well as to ensure that security controls are established as necessary to comply with that reporting segment’s security and privacy policies. Such assessments may include an initial assessment conducted by the IT staff of the reporting segment, an annual assessment thereafter by the IT staff of the reporting segment, and ongoing monitoring of tools deployed within the third-party’s environment by the third-party’s IT staff or equivalent thereof. Where applicable, the reporting segment imposes security incident reporting requirements on third-party service providers via written contract in order to ensure the timely reporting of incidents. Information obtained in initial and ongoing assessments as well as incident reports are presented to applicable reporting segment staff who (i) review and engage the third party on preventative and responsive actions based on such assessments and reports, as applicable, and (ii) evaluate the continued relationship with the third party and terminate the relationship, if necessary.

Risk of Cybersecurity Threats

To date, the Company has not identified a cybersecurity threat in any reporting segment, including as a result of any previous cybersecurity incidents, that has or is reasonably likely to have a current or future material effect on our business strategy, financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cybersecurity Governance

eXp World Holdings, Inc.’s Board of Directors (the “Board”) is aware of the critical nature of managing risks associated with cybersecurity threats and meets regularly to discuss managing risk from cybersecurity threats, among other risks facing the Company. The Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight

The Board’s Nominating and Corporate Governance Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for cybersecurity risk oversight. When required, additional information is provided from the IT management for each reporting segment for further insight and analysis. The Company is continually monitoring its cybersecurity oversight, strategy and governance for improvement and refinement.

Management’s Role Managing Risk

The Company’s Chief Information Officer (“CIO”) plays a key role in informing the Nominating and Corporate Governance Committee of cybersecurity risks across the reporting segments. This management member provides comprehensive briefings to the Nominating and Corporate Governance Committee on a quarterly basis. These briefings include a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies in various reporting segments;
●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

The CIO receives updates on any significant developments in the cybersecurity domain from each reporting segment, which the CIO then reports to the Nominating and Corporate Governance Committee, ensuring the Board’s oversight is proactive and responsive.

Risk Management Personnel

Primary oversight and responsibility for managing the Company’s cybersecurity risks resides with the CIO. With over 25 years of experience in business and information technology management, the current Company CIO is an accomplished software executive with an exceptional record of building large-scale product delivery organizations, which include product management, engineering, information technology, and information security. The current Company CIO is graduate of Southern Methodist University where he obtained his M.B.A. and University of Oklahoma where he received his B.S. in Computer Sciences.

Accompanying the CIO with the development of the security ecosystem is key personnel at each reporting segment, including:

●	North American and International Realty’s Sr. Director of Information Security. The person currently in this role has over 15 years of experience managing enterprise level cyber security programs in various industries in addition to having a Bachelor of Science in Information Technology Management and Information Security Manager Certification.

●	Virbela’s Director of IT. The person currently in this role has a Master of Computer Information Systems degree and has fifteen years of professional experience in IT roles, specializing in data management and security, operational reliability and assurance, and regulatory compliance. They are experienced in information security practices, having been involved in SOC 2, GDPR, CCPA, and PCI DSS compliance frameworks.
●	Virbela’s Vice President of Frame. The person currently in this role has a Master in Education Technology and a decade working at the intersection of collaboration and spatial computing as a developer and technical product manager. They also have broad experience working with information security and privacy frameworks such as SOC-2, GDPR, and COPPA.
●	Virbela’s President. The person currently in this role has a Doctorate of Philosophy in Consulting Psychology and over eleven (11) years of expertise designing and managing the Virbela product, including its cyber vulnerabilities, data collection, and related processes.
●	Other Affiliated Services Vice President, Operations. The person currently in this role has Master of Business Administration in Accounting and Business/Management with sophisticated professional experience in software implementation and business intelligence. His experience encompasses conducting security audits, implementing intrusion detection with cloud service providers, developing access controls and API encryption, and mitigating risks through vendor relations. Additionally, he has worked in IT policy development, single sign-on implementation, and cloud security.

The staff in each reporting segment have extensive knowledge of cybersecurity risk applicable to their reporting segment.

Monitoring Cybersecurity Incidents

Daily security assessments, alert monitoring, and the management of cybersecurity threats are the responsibility of each reporting segment. When appropriate, each reporting segment escalates information to the CIO to ensure awareness of cybersecurity risks across the reporting segments and to enable required incident management procedures applicable to each reporting segment. The reporting segments provide analysis to aid in the remediation of cybersecurity incidents. Each reporting segment has developed an incident response plan to pool resources that determines actions and remediation efforts, including escalation to the CIO, when necessary.

Reporting to Board of Directors

The CIO, in his capacity, informs the Chief Executive Officer of the Company and Chief Strategy Officer of eXp Realty, LLC of all aspects related to cybersecurity risks and threats. This ensures the highest levels of management are knowledgeable and updated about the cybersecurity posture and potential risks facing the Company. Furthermore, cybersecurity incidents, strategic risk management decisions, and materiality analysis are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 2.	PROPERTIES

Our principal corporate office is located at 2219 Rimland Drive, Suite 301, Bellingham, Washington and is leased office space. We also lease small office spaces in a number of regions in which we operate, in order to comply with regulatory and licensing requirements within those jurisdictions and, in certain instances, to provide office space to our managing brokers and drop-in space for our agents. In some of these instances, the managing brokers are financially responsible for a significant portion of the rental expense associated with a leased office space. We generally do not provide office space for the agents other than for drop-in service. We do not own any real property. We believe that our leased facilities are adequate to meet current needs and that additional facilities will be available for lease to meet future needs.

Item 3.	LEGAL PROCEEDINGS

The information set forth under “Contingencies” under Note 13 – Commitments and Contingencies to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of eXp is traded on the Nasdaq Global Market under the trading symbol “EXPI”.

Trading in our common stock quoted on the Nasdaq Global Market is characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our Company’s operations or business prospects. We cannot assure investors that there will be a market for our common stock in the future.

Holders of Record

As of February 16, 2024, we had approximately 113,899 stockholders of record who hold shares of the Company’s common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

During 2023, the Company’s Board of Directors declared the following dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 9, 2023	March 13, 2023	March 31, 2023	$0.045
April 27, 2023	May 12, 2023	May 31, 2023	$0.045
July 28, 2023	August 18, 2023	September 4, 2023	$0.050
October 25, 2023	November 16, 2023	November 30, 2023	$0.050

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market, privately negotiated transactions, or through a 10b5-1 plan. No date has been established for the completion of the share repurchase program and we are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate or in accordance with the terms of the 10b5-1 plan. Repurchases under the program can be discontinued at any time the Board of Directors feels additional repurchases are not warranted. Any shares repurchased under the program are returned to the status of authorized but unissued shares of common stock until retired.

Refer to Note 9 – Stockholders’ Equity to the consolidated financial statements included elsewhere within this Annual Report for more details regarding our stock repurchase program.

The following table provides information about repurchases of our common stock during the quarter ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
10/1/2023-10/31/2023	827,770	$ 14.49	827,770	$ 444,553,702
11/1/2023-11/30/2023	614,063	12.85	614,063	436,563,204
12/1/2023-12/31/2023	411,270	14.81	411,270	430,567,463
Total	1,853,103	$ 14.05	1,853,103
(1)	In December 2018, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase its common stock. In November 2019, the Board amended the repurchase program, increasing the total amount authorized to be purchased from $25.0 million to $75.0 million. In December 2020, the Board approved another amendment to the repurchase program, increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved an increase to the total amount of its buyback program from $400.0 million to $500.0 million. In June 2023, the Board approved an increase to the total amount of its buyback program from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 9 – Stockholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report.

Company Stock Performance

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) 500 Index, the S&P Homebuilders Select Industry Index and the S&P Internet Select Industry Index by assuming $100 was invested in each investment option as of December 31, 2018. The S&P 500 Index is a capitalization-weighted index of domestic equities of the largest companies traded on the NYSE and Nasdaq. The S&P Homebuilders Select Industry Index is a diversified group of holdings representing home building, building products, home furnishings and home appliances. The S&P Internet Select Industry Index is comprised of U.S. equities of internet and direct marketing retail, internet services and infrastructure and interactive media and services companies.

Year	2018	2019	2020	2021	2022	2023
EXPI	$ 100.00	$ 88.00	$ 490.00	$ 524.00	$ 174.00	$ 247.00
S&P 500 Index	100.00	119.00	138.00	176.00	141.00	176.00
S&P Homebuilders Index (XHB)	100.00	114.00	146.00	219.00	156.00	253.00
S&P Internet Index (XWEB)	100.00	109.00	209.00	195.00	85.00	119.00

Item 6.	[RESERVED]
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about material information relevant to an assessment of the financial condition and results of operations of eXp World

Holdings, Inc. and its subsidiaries for the three-year period ended December 31, 2023. The following discussion should be read together with our consolidated financial statements and related notes included elsewhere within this Annual Report. This discussion contains forward-looking statements that constitute our estimates, plans and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Statements” and “Item 1A. – Risk Factors” included elsewhere within this Annual Report on Form 10-K for a discussion of certain risks, uncertainties and assumptions associated with these statements.

This section generally discusses items pertaining to and comparisons of financial results between 2023 and 2022. Discussions of 2021 items and comparisons between 2022 and 2021 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 MD&A”). The 2022 MD&A is incorporated by reference herein from Part II, Item 7 of our annual report on Form 10-K filed on February 28, 2023 (Commission File No. 001-38493).

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

OVERVIEW

eXp is a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. The Chief Operating Decision Maker (“CODM”) manages the business and allocates resources as four separate operating segments. See additional information in Note 10 –Segment Information to the consolidated financial statements included elsewhere in this Annual Report.

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

In 2023, our primary emphasis was on achieving operational excellence, which we monitor using agent Net Promoter Score (“aNPS”). aNPS plays a crucial role in attracting and retaining agents and teams, especially during a period marked by market contraction, due to lower transaction volumes and higher mortgage rates. To counter these challenges, we instituted a series of strategic initiatives including Boost, Thrive, Accelerate, and Masterminds, with a sustained emphasis on agent productivity. Through these initiatives, we were able to increase our agent count by 2% compared to the prior year, despite difficult market conditions. Furthermore, we were able to increase our market share of total transactions. Additionally, we implemented cost savings initiatives that we believe will better position us to grow as real estate market conditions improve. We remain focused on optimizing our operating costs to match our revenue trends.

One critical area of capital deployment is our Sustainable Revenue Share Plan (the “Revenue Share Plan”), whereby we pay real estate professionals affiliated with the Company a portion of eXp Realty’s commission for their contribution to Company growth. We launched the Revenue Share Plan when the Company was in its infancy as a competitive differentiator that has since disrupted the residential real estate brokerage model. Participants in the Revenue Share Plan are eligible to receive additional income from the Company’s closed real estate transactions based on the participant’s number of frontline qualifying active (“FLQA”) agents. An FLQA agent is an agent or broker that a participant (“sponsor”) has personally attracted to the Company and who has met specific real estate transaction volume requirements. Revenue share is paid to the sponsor from the commission earned by the Company on transactions closed by the sponsor’s FLQAs. Additionally, all sponsors must adhere to eXp’s policies and procedures and may not, among other things: (i) take actions that result in criminal liability; (ii) engage in activities constituting harassment; or (iii) interfere with, coerce, or otherwise unethically convince a prospective or current agent’s choice of sponsorship declaration.

The supplementary income distributed to the sponsor under the Revenue Share Plan is exclusively derived from the Company's portion of the transaction commission and is not earned on transactions for which the Company does not receive a commission (e.g., when an FLQA has capped and earns 100% of commission on its closed transactions). The Revenue Share Plan does not impact or reduce the commission earned by the FLQA on the transaction. The Company’s costs incurred under the Revenue Share Plan are included as commissions and other agent-related costs in the consolidated statements of comprehensive income.

The revenue share program is integral to our growth strategy, fostering a collaborative brokerage that aligns with our core values of sustainability and collaborative success. Regular evaluations are conducted to ensure the plan’s continued alignment with the Company's overarching objectives and for regulatory compliance.

MARKET CONDITIONS AND INDUSTRY TRENDS

Our business is dependent on the levels of home sales transactions and prices, which can vary based on economic conditions within the markets for which we operate. Changes in these conditions can have a positive or negative impact on our business. The economic conditions influencing housing markets primarily include economic growth, interest rates, unemployment, consumer confidence, mortgage availability and supply and demand.

In periods of economic growth, rising consumer confidence and lower interest rates, demand typically increases resulting in higher home sales transactions and home sales prices. Conversely, in periods of economic recession, declining consumer confidence and higher interest rates, demand typically decreases, resulting in lower home sales transactions and home sale prices. Additionally, regulations imposed by local, state and federal government agencies and geopolitical instability can also negatively impact the housing markets in which we operate.

In 2023, the existing home sales market declined 18.7%, according to preliminary data from the National Association of Realtors (“NAR”), the lowest level in nearly 30 years. Due to increasing interest rates and continued low inventory of homes for sale, the market contraction that began in the second quarter of 2022 continued through 2023. According to preliminary NAR housing statistics, existing home sales continued to decline to 4.09 million for the year ended December 31, 2023, down 18.7% from 2022. NAR reported that the preliminary pending home sales index increased 1.3% in December 2023 compared to December 2022, and decreased 16.8% for the full-year ended December 31, 2023, compared to the full-year of 2022. The pending home sales index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos.

The Company believes that it continues to be well-positioned for growth in the current economic climate. We have a strong base of agent support, which should drive organic market share growth, retention and productivity. Additionally, we have an efficient operating model with lower fixed costs driven by our cloud-based model, with no brick-and-mortar locations.

Regardless of whether the housing market continues to decline or growth returns, we continue to believe that we are positioned to leverage our low-cost, high-engagement model, which affords agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners looking to prosper amidst fluctuations in economic activity.

National Housing Inventory

In 2023, the continued increase of mortgage rates and higher home prices have caused inventory levels, as measured in months of supply, to rise. According to the United States Census Bureau, new construction housing starts decreased by 9% in 2023, compared to 2022; however, new construction housing completions increased 4.5% in 2023 compared to 2022. According to NAR, inventory of existing homes for sale in the U.S. was one million.

Mortgage Rates

Persistently high mortgage rates continue to negatively impact the demand for homebuying. Based on Freddie Mac data, the average rate for a 30-year, conventional fixed-rate mortgage was 6.61% in December 2023 compared to 6.42% in December 2022. Mortgage rates are expected to decline in 2024 due to continued moderate levels of inflation, which we expect to boost homebuyer demand and homebuilder sentiment.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 94.2 for November 2023 (preliminary) from 109.3 for December 2022. As home prices and interest rates have increased, the housing affordability index has become unfavorable. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The unfavorable housing affordability index is due to increased mortgage rate conditions and higher average home prices driven by inventory levels.

Existing Home Sales Transactions and Prices

According to NAR, existing home sale transactions for the year ended December 2023 (preliminary) decreased to 4.09 million compared to 5.03 million for the year ended December 2022. NAR believes that December 2023 represented the bottom of the housing market during the current cycle and expects a return to growth in 2024.

According to NAR, nationwide existing home sales average price for December 2023 (preliminary) was $382,600, up 4.4% from $366,500 in December 2022, the sixth consecutive month of year-over-year price increases. For full-year 2023 (preliminary) the nationwide existing home sales average price was $389,800, up 0.9% from $386,400 for full-year 2022.

SEGMENTS

The Company has four operating segments and four reportable segments.

The CODM uses Adjusted Segment EBITDA as a key metric to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions and allocate resources.

The Company has four reportable segments as follows: North American Realty, International Realty, Virbela and Other Affiliated Services. We report corporate expenses, as further detailed below, as “Corporate expenses and other.” All segments follow the same basis of presentation and accounting policies. See Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report for additional information about the Company’s significant accounting policies.

Corporate expenses include costs incurred to operate eXp World Holdings, Inc., including expenses incurred in connection with strategic resources provided to the agents, as well as certain other centrally managed expenses that are not allocated to the operating segments, including administrative, brokerage operations and legal functions.

The following discussion focuses on the operating performance of the Company for the years ended December 31, 2023 and 2022 and the financial condition of the Company as of December 31, 2023.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Year Ended December 31,
	2023	2022	2021

Performance:
Agent count	87,515	86,203	71,137
Real estate sales transactions	422,772	460,150	407,197
Other real estate transactions	71,636	51,709	37,170
Volume	$ 169,202,948	$ 187,252,204	$ 156,101,836
Revenue	$ 4,281,105	$ 4,598,161	$ 3,771,170
Gross profit	324,051	366,899	296,031
Gross margin (%)	7.6%	8.0%	7.8%
Adjusted EBITDA(1)	$ 57,548	$ 60,549	$ 77,995

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, and a discussion of why we believe Adjusted EBITDA is useful to investors, see “Non-U.S. GAAP Financial Measures”.

One of our key strengths is attracting real estate agent and broker professionals that contribute to our growth. Real estate sales transactions are recorded when our agents and brokers represent buyers and/or sellers in the purchase or sale, respectively, of a home. Other real estate transactions are recorded for leases, rentals and referrals. The number of real estate transactions is a key driver of our revenue and profitability. Transaction volume represents the total sales value for all transactions and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, economic growth, local inventory levels, mortgage interest rates, and seasonality. Real estate transaction revenue represents the commission revenue earned by the Company for closed brokerage real estate transactions. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general including rising interest rates and declining transaction volume in the U.S.

We continue to increase our agents and brokers in the United States and Canada through execution of our growth strategies despite a challenging market. Settled home purchases and sales transactions and volume result from closed real estate transactions and typically fluctuate directionally with changes in the market’s existing home sales transactions as reported by NAR, with disproportionate variances representative of company-specific improvements or shortfalls. Our real estate sales transaction decline was directly related to the decline in existing home sales in the U.S. in 2023 compared to 2022 as reported by the NAR.

We utilize gross profit and gross margin, financial statement measures based on generally accepted accounting principles in the U.S. (“U.S. GAAP”), to assess eXp’s financial performance from period to period.

Gross profit is calculated from U.S. GAAP reported amounts and equals the difference between revenue and cost of sales. Gross margin is the calculation of gross profit as a percentage of total revenue. Commissions and other agent-related costs represent the cost of sales for the Company. The cost of sales does not include depreciation or amortization expenses as the Company’s assets are not directly used in the production of revenue. Gross profit is based on the information provided in our results of operations on our consolidated statements of comprehensive income and is an important measure of our potential profitability and brokerage performance. For the years ended December 31, 2023, 2022 and 2021, gross profit was $324.1 million, $366.9 million and $296.0 million, respectively. Reported gross profit decreased year-over-year primarily due to a decrease in real estate transactions and an increase in reported agent-related stock-based compensation expense, compared to 2022. For the years ended December 31, 2023, 2022 and 2021, gross margin was 7.6%, 8.0% and 7.8%, respectively. Gross margin in 2023 decreased from 2022 primarily due to a lower volume of real estate transactions and an increase in agent-related stock-based compensation.

Management also reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. For the year ended December 31, 2023 adjusted EBITDA declined due to lower revenue, and increased operating costs.

RECENT BUSINESS DEVELOPMENTS

North American Realty Initiatives

The Company continues to focus on growth in the United States and Canada. During 2023, the Company announced various new agent incentive programs to enhance the agent experience and to attract culturally aligned agents, teams and independent brokerages to the Company. New incentive programs include Boost, Accelerate, and Thrive, which offer unique financial incentives. During 2023, the Company also launched various new ancillary programs and services to support the development and success of its agents, brokers and customers, including the global expansion of eXp Luxury™, Military Rewards Program, Listing Kits, Bundle Select™, eXp Exclusives™, My Link My Lead™, and affiliate relationships like HomeHunter™.

International Realty Initiatives

We have operations in the U.K., Australia, France, India, Mexico, Portugal, South Africa, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile, Poland and Dubai. The Company continues to pursue growth opportunities and increase market share in the countries where operations began in recent years. The Company has focused on increasing productivity throughout our international entities. Our operations in the U.K and South Africa, in particular are seeing meaningful agent and transaction growth. During 2023, the eXp Luxury program expanded into Puerto Rico, the United Kingdom, Australia, New Zealand and South Africa.

Virbela

We continue to develop the core Virbela enterprise virtual world technology and the newer WebXR FrameVR (“Frame”) platform through our subsidiary, eXp World Technologies, LLC. Frame is a metaverse collaboration technology that is accessible from any device with a browser such as mobile, personal computer, virtual reality device and tablet. As the post-COVID return-to-office trend continues, there's a clear surge in demand for on-the-go technology solutions. While the application-based Virbela platform has seen a decrease in demand, the web-accessible Frame platform is gaining traction. Keeping these market trends in mind, we continue to evaluate our capital deployments between our various platform offerings, while continuing to service existing and new contracts for both platforms. As a result of the changing market conditions, in the fourth quarter of 2023, the Company determined that the goodwill and certain intangible assets associated with Virbela were impaired. As a result of the impairment test, the Company recognized impairment charges of $9.2 million for goodwill and intangible assets for the year ended December 31, 2023.

Other Affiliated Services

SUCCESS Enterprises LLC (“SUCCESS”) is a multi-media company which includes SUCCESS® print magazine, SUCCESS.com, SUCCESS® newsletters, SUCCESS® podcasts, SUCCESS® plus (digital training courses), SUCCESS® speakers bureau, and SUCCESS coaching.

In 2023, SUCCESS made strategic investments in leadership and established cross-functional departments dedicated to content creation, media relations, and business development. A streamlined strategy unified the entire ecosystem to capitalize on the brand’s strength, attract renowned personalities as cover talent such as Chance The Rapper, Tamron Hall, Steve Aoki, and others, and substantially enhance media exposure through successful appearances on programs like "The View" and "The Tamron Hall Show," reaching an audience of over four million viewers. Strategic partnerships brought new programs and content and expanded our customer offerings and reach.

The organization continues to invest in robust sales and marketing initiatives and funnels, with a focus on expanding membership, subscribers, and clients across diverse industries and global sectors. Several new customer-centric offerings are being rolled out including: a cutting-edge digital magazine, immersive virtual and live events, new online courses, comprehensive whole-life coaching services, and the inauguration of The SUCCESS Magazine Podcast. We expect these new initiatives will attract and engage new audiences and contribute to the growth of the organization.

Company-Wide Initiatives

Agent and Employee Experience

The Company has embarked on an initiative to better understand both its agents’ and employee experience. In doing so, we have adopted many of the principles of the Net Promoter Score® (“NPS”) across many aspects of our organization. NPS is a measure of customer satisfaction and is measured on a scale between -100 and 100. A NPS above 50 is considered excellent. The Company’s aNPS was 73 for 2023 and 77 in the fourth quarter. Whether it be the overall question "How likely are you to recommend eXp to your colleagues, friends, or family?" or more granular inquiries as to specific workflows or service offerings, we believe this will ensure we are delivering on the most important values to our agents and employees. In turn, this often leads to enthusiastic fans of eXp who will promote our Company and continue leading us through strong organic growth.

The NPS process is an important vehicle for delivering our core values of transparency. While we strive for high satisfaction, it is equally important to investigate a low or unfavorable trending of NPS. As NPS scores are often leading indicators to agents and employees’ future actions, we are able to learn quickly what may be a ‘pain point’ or product that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score. This fast and iterative approach has already led to improvements in parts of our business such as agent onboarding, commission transaction processing and employee benefits.

The Company continues to expand agent growth opportunities in this uncertain market and has introduced programs such as Boost, Accelerate, and Thrive. Boost is a program that provides a financial incentive for culturally aligned independent brokerages to join our global platform. Accelerate is a program for individual agents who join the Company to experience enhanced revenue share capabilities with their second and third lines open for an initial amount of time. Thrive is a program for culturally aligned teams that provides a stock incentive to the team leader to relocate his or her team to the Company.

Agent Ownership

The Company maintains an agent growth incentive program (“AGIP”) whereby agents and brokers of eXp Realty can become eligible for awards of the Company’s common stock through the achievement of production and agent attraction benchmarks. Under our equity incentive program, agents and brokers who qualify are issued shares of the Company’s common stock and it continues to be another element in creating a culture of agent-ownership.

Our agent equity program (“AEP”) represents a key lever in our strategy to attract and retain independent agents and brokers. Agents and brokers can elect to receive 5% of their commission payable in the form of Company common stock at a 10% discount to the market price of our common stock. Our operational strategy and the importance of the AEP and AGIP to our strategy have not changed.

The costs attributable to these plans are also a significant component of our commission structure and our results of operations.

Additional information for our AGIP and AEP programs are more fully disclosed in Note 9 – Stockholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Year ended December 31, 2023 vs. Year ended December 31, 2022

	Year Ended	% of	Year Ended	% of	Change 2023 vs. 2022
	December 31, 2023	Revenue	December 31, 2022	Revenue	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 4,281,105	100%	$ 4,598,161	100%	($ 317,056)	(7)%
Operating expenses
Commissions and other agent-related costs	3,957,054	92%	4,231,262	92%	(274,208)	(6)%
General and administrative expenses	319,153	7%	346,132	8%	(26,979)	(8)%
Sales and marketing expenses	12,156	-%	15,359	-%	(3,203)	(21)%
Impairment expense	9,203	-%	-	-%	9,203	-%
Total operating expenses	4,297,566	100%	4,592,753	100%	(295,187)	(6)%
Operating (loss) income	(16,461)	-%	5,408	-%	(21,869)	(404)%
Other (income) expense
Other (income) expense, net	(4,414)	-%	(804)	-%	(3,610)	(449)%
Equity in losses of unconsolidated affiliates	1,388	-%	1,624	-%	(236)	(15)%
Total other (income) expense, net	(3,026)	-%	820	-%	(3,846)	(469)%
Income (loss) before income tax expense	(13,435)	-%	4,588	-%	(18,023)	(393)%
Income tax (benefit) expense	(4,462)	-%	(10,836)	-%	6,374	59%
Net (loss) income	(8,973)	-%	15,424	-%	(24,397)	(158)%
Add back: Net loss attributable to noncontrolling interest	-	-%	18	-%	(18)	(100)%
Net (loss) income attributable to eXp World Holdings, Inc.	(8,973)	-%	15,442	-%	(24,415)	(158)%
Adjusted EBITDA (1)	$ 57,548	1%	$ 60,549	1%	($ 3,001)	(5)%
(Loss) earnings per share
Basic	($ 0.06)		$ 0.10		($ 0.16)	(160)%
Diluted	($ 0.06)		$ 0.10		($ 0.16)	(160)%
Weighted average shares outstanding
Basic	153,232,129		151,036,110
Diluted	153,232,129		156,220,165
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, and why we believe Adjusted EBITDA is useful to investors see “Non-U.S. GAAP Financial Measures”.

Revenue

Our total revenues were $4.3 billion in 2023 compared to $4.6 billion in 2022, a decrease of ($317.1) million, or (7)%. Total revenues decreased primarily as a result of lower volume of real estate brokerage commissions, which is attributable to a decrease of overall real estate transactions and lower home sales prices in our markets, partially offset by growth in our agent base, compared to 2022.

Commission and Other Agent-Related Costs

Commission and other agent-related costs were $4.0 billion in 2023 compared to $4.2 billion in 2022, a decrease of ($274.2) million, or (6)%. Commission and other agent-related costs include sales commissions paid and are reduced by agent-related fees. Commission and other agent-related costs decreased primarily because of a decrease in overall real estate transactions and lower home sales prices, partially offset by growth in our agent base and an increase in agent-related stock-based compensation.

General and Administrative Expense

General and administrative expenses were $319.2 million in 2023 compared to $346.1 million in 2022, a decrease of ($27.0) million, or (8)%. The decrease in general and administrative expenses was due to lower reported stock compensation expense, partially offset by increased employees, increased contract labor wages and compensation and increases in seminars and conferences expenses.

Sales and Marketing

Sales and marketing expenses were $12.2 million in 2023 compared to $15.4 million in 2022, a decrease of ($3.2) million, or (21)%. Sales and marketing costs include lead capture costs and promotional materials. Sales and marketing expenses decreased primarily as a result of a decrease in advertising costs of ($1.8) million and internet advertising costs of ($1.3) million.

Impairment expense

2023 includes impairment charges for goodwill and amortizable intangible assets of $9.2 million related to the Virbela segment.

Other (Income) Expense, Net

Other (income) expense in 2023 and 2022 includes interest income partially offset by equity in losses of unconsolidated subsidiaries.

Income Tax Benefit (Expense)

The Company's provision for income taxes amounted to a benefit of ($4.5) million, a benefit decrease of $6.4 million for the year ended December 31, 2023. The decrease in income tax benefit was primarily attributable to the decrease in excess benefit from stock-based compensation in current year and higher non-deductible executive compensation expenses.

Refer to Critical Accounting Policies and Estimates within the MD&A and Note 13 - Income Taxes to the consolidated financial statements included elsewhere in this Annual Report for further information.

BUSINESS SEGMENT DISCLOSURES

See Note 10 – Segment Information to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended	Change 2023 vs. 2022
	December 31, 2023	December 31, 2022	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues
North American Realty	$ 4,220,063	$ 4,552,938	($ 332,875)	(7)%
International Realty	53,931	35,924	18,007	50%
Virbela	7,284	8,485	(1,201)	(14)%
Other Affiliated Services	4,802	5,084	(282)	(6)%
Segment eliminations	(4,975)	(4,270)	(705)	(17)%
Total Consolidated Revenues	$ 4,281,105	$ 4,598,161	($ 317,056)	(7)%
Adjusted Segment EBITDA (1)
North American Realty	91,101	103,255	($ 12,154)	(12)%
International Realty	(13,657)	(13,708)	51	-%
Virbela	(5,725)	(9,642)	3,917	41%
Other Affiliated Services	(3,795)	(2,600)	(1,195)	(46)%
Total Segment Adjusted EBITDA	67,924	77,305	(9,381)	(12)%
Corporate expenses and other	(10,376)	(16,756)	6,380	38%
Total Reported Adjusted EBITDA	$ 57,548	$ 60,549	($ 3,001)	(5)%
(1)	Adjusted Segment EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted Segment EBITDA and a reconciliation of Adjusted Segment EBITDA to net income, and a discussion of why we believe Adjusted Segment EBITDA is useful to investors, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income taxes, impairment expense and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies.

2023 Compared to 2022

North American Realty revenue decreased (7)% in 2023 compared to 2022 primarily due to a decrease in overall real estate transactions, driven by market conditions, partially offset by growth in our agent base. Adjusted EBITDA decreased (12)% due to decrease in gross profit related to the decline in real estate transactions, and increases in selling, general and administrative expenses resulting from increased headcount to support our agent growth strategy.

International Realty revenue increased 50% in 2023 compared to 2022 primarily due to increased real estate transactions driven by increased productivity in previously launched markets. Adjusted EBITDA was relatively flat in 2023 compared 2022 due to gross profit improvements related to increase in revenue, partially offset by increased selling, general and administrative expenses to support the increased production in existing operations.

Virbela revenue decreased (14)% due to softer customer demands for virtual events resulting from the post-COVID 19 work environment of return to the office and hybrid work globally, as well as the increase in the demand for artificial intelligence solutions. Adjusted EBITDA increased 41% primarily due to workforce reductions and decrease in marketing and advertising expenses.

Other Affiliated Services revenue decreased (6)% due to a decrease of coaching revenue as a result of a reset of the business strategy. Adjusted EBITDA decreased by (46)% primarily due to an increase in personnel costs and the decrease in revenue.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty. The decrease in these costs reflects the impact of cost cutting initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund our operations and capital expenditures, repurchase our common stock and meet obligations as they become due. At present, our cash and cash equivalents balances and cash flows from operations have remained positive, as we have continued to grow our agent count and focus on operational excellence despite the challenging market conditions of 2023.

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. Our current capital deployment strategy for 2024 is to utilize our cash on hand to support our agent productivity, growth initiatives and investment in technology, and to a lesser extent, for repurchases of our common stock and quarterly cash dividends. There can be no assurance that future cash dividends will be declared by the Board of Directors or that the stock repurchase program will be sustained or proceed at historical levels.

For information regarding the Company’s expected cash requirement related to settlement costs, see Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report.

We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our normal operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the outcome of pending antitrust litigation, our level of investment in technology, our rate of growth into new markets and cash used to pay quarterly cash dividends and repurchase shares of the Company’s common stock. Our capital requirements may be affected by factors which we cannot control such as the changes in the residential real estate market, interest rates and other monetary and fiscal policy changes to the manner in which we currently operate. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months.

We currently do not hold any bank debt, nor have we issued any debt instruments through public offerings or private placements. As of December 31, 2023, our cash and cash equivalents totaled $126.9 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. We currently do not hold any marketable securities.

During 2022, our unconsolidated joint venture, SUCCESS Lending, obtained $25 million in revolving warehouse credit lines from each of Flagstar Bank FSB and Texas Capital Bank, which represent off-balance sheet financing arrangements for the Company. The Company’s capital liability under the warehouse credit lines is limited to $3.25 million in the aggregate. We do not believe these off-balance sheet arrangements have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. For information regarding the warehouse credit agreements, see Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital for the periods presented:

	December 31, 2023	December 31, 2022
Current assets	$ 266,475	$ 255,113
Current liabilities	(141,640)	(127,299)
Net working capital	$ 124,835	$ 127,814

As of December 31, 2023, net working capital decreased ($3.0) million, or (2)%, compared to the prior year, primarily due to a decrease in accounts receivable of ($1.3) million, partially offset by an increase in accrued liabilities of $9.2 million and an increase in cash and cash equivalents of $5.3 million. The decrease of accounts receivable was due to lower real estate transactions in the fourth quarter 2023 compared to the fourth quarter 2022.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
Cash provided by operating activities	$ 209,131	$ 210,535
Cash used in investment activities	(13,503)	(22,461)
Cash used in financing activities	(184,089)	(204,514)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(38)	(87)
Net change in cash, cash equivalents and restricted cash	$ 11,501	($ 16,527)

For the year ended December 31, 2023, cash provided by operating activities decreased modestly compared to the same period in 2022.

For the year ended December 31, 2023, cash used in our investing activities decreased primarily due to a decrease of ($6.7) million in capital expenditures and an increase of $5.4 million invested in unconsolidated subsidiaries in the current year offset by $9.9 million Zoocasa business acquisition in 2022.

For the year ended December 31, 2023, cash used in financing activities decreased primarily related to lower repurchases of our common stock of $18.9 million and increased proceeds from stock option exercises $4.3 million compared to 2022 partially offset by an increase in dividend payments of $3.3 million compared to 2022.

Outlook

As we continue to scale our Company by investing in people, technology and processes, we expect to increase market share, agent base and real estate transaction volume in the U.S. and Canada and selectively grow in the international markets.

These operating ambitions are not forecasts and do not reflect our expectations, but rather are aspirational targets for future performance that may never be realized. These statements involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from those expressed in them. Factors include, among others, (i) changes in demand for the Company’s services and changes in consumer behavior; (ii) macroeconomic conditions beyond our control; (iii) the Company’s ability to effectively maintain its infrastructure to support its operations and initiatives; (iv) the impact of governmental regulations related to the Company’s operations; (v) the outcome of ongoing antitrust litigation; and (vi) other factors, as described in this Annual Report in Part II, Item 1A, “Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in the preparation of the statements. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report.

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

If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See Note 9 – Stockholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report, for more information regarding the assumptions used in estimating the fair value of our awards.

Revenue recognition

The Company generates substantially all of its revenue from North American Realty and International Realty and generates a de minimis portion of its revenues from software subscription and professional services.

North American Realty and International Realty

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing real estate transactions. The Company is contractually obligated to provide services for the fulfillment of transfers of real estate between buyers and sellers. The Company provides these services itself and controls the services necessary to legally represent the transfer of real estate. Correspondingly, the Company is defined as the principal. The Company, as principal, satisfies its obligation upon the closing of a real estate transaction. As principal and upon satisfaction of our obligation, the Company recognizes revenue in the gross amount of consideration to which we expect to be entitled.

Revenue is derived from assisting homebuyers and sellers in listing, marketing, selling and finding real estate. Commissions earned on real estate transactions are recognized at the completion of a real estate transaction once we have satisfied our performance obligation. Agent-related fees are currently recorded as a reduction to commissions and other agent-related costs.

At each reporting period, we estimate and accrue revenue for closed transactions for which we are entitled to but have not yet received the closing documents due to timing of when a transaction settles. The accrual for estimated revenue was immaterial for the years ended December 31, 2023 and 2022.

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

During the fourth quarter of 2023, we performed an assessment of goodwill. The Company determined that the goodwill associated with Virbela, the Company’s technology segment, was impaired. During the impairment evaluation, the Company determined that the projection for future cash flows associated with Virbela had declined significantly resulting from the post-COVID 19 work environment of return to the office and hybrid work initiatives globally, as well as the increase in the demand for artificial intelligence solutions. Based on this determination, the Company determined that the estimated fair value was significantly lower than the book value of Virbela and the goodwill associated with Virbela should be impaired. As a result of the impairment test, the Company recognized an impairment charge of $8,248 for goodwill in the fourth quarter of 2023.

To perform these assessments, we identified and analyzed macroeconomic conditions, industry and market conditions and Company-specific factors. As a result of the analysis performed, management believes the estimated fair value of the reporting units continue to exceed their carrying values and does not represent a more likely than not possibility of potential impairment.

Income taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets are not expected to be realized. Our assumptions, judgments, and estimates relative to the value of our deferred tax assets take into account predictions of the amount and category of future taxable income. As of December 31, 2023, based on our assessment of the realizability of the net deferred tax assets, we reached the conclusion that our net deferred tax assets will most likely be fully realized and therefore no valuation allowance was recorded.

Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions related to income taxes have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.

See Note 12 – Income Taxes to the consolidated financial statements included elsewhere in this Annual Report for further information related to our income tax positions.

Litigation

We recognize expenses for legal claims when payments associated with the claims become probable and can be reasonably estimated. Actual costs of resolving legal claims could have a material adverse impact on our results of operations and cash flow. While the currently pending antitrust litigation presents various reasonably possible outcomes, the financial impact(s) of such litigation is not presently estimable. See Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report for further information related to our litigation.

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

We define the non-U.S. GAAP financial measure of Consolidated Adjusted EBITDA to mean net income, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, stock-based compensation expense and stock option expense. Adjusted Segment EBITDA is defined as operating profit plus depreciation and amortization and stock-based compensation expenses and impairment expense. We believe that Consolidated Adjusted EBITDA and Adjusted Segment EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted Segment EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted Segment EBITDA. In particular, we believe the exclusion of stock and stock option expenses provides a useful supplemental measure in evaluating the performance of our underlying operations and provides better transparency into our results of operations.

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

The following tables present a reconciliation of Adjusted EBITDA to net income, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2023	2022
Net (loss) income	($ 8,973)	$ 15,424
Total other (income) expense, net	(3,026)	820
Income tax (benefit) expense	(4,462)	(10,836)
Depreciation and amortization	10,892	9,838
Impairment expense	9,203	-
Stock compensation expense (1)	43,178	30,861
Stock option expense	10,736	14,442
Adjusted EBITDA	$ 57,548	$ 60,549
(1)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

The primary driver for the changes in Adjusted EBITDA was lower net income attributable to lower revenue and impairment charges, partially offset by reduced operating costs.

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

Foreign Currency Risk

The majority of our net sales, expenses and capital purchases were transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation existed due to our operations in Canada, the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, The Dominican Republic, Greece, New Zealand, Chile, Poland, and Dubai albeit each individually and in the aggregate to a small extent. As of December 31, 2023, our largest international operations were in Canada. Based on fiscal 2023 performance, a hypothetical appreciation or decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would have an immaterial impact on operating income. The individual impacts to the operating income of hypothetical currency fluctuations in the Canadian dollar have been calculated in isolation from any potential responses to address such exchange rate changes in our other foreign markets. Our exposures to foreign currency risk related to our other operations in our other international locations were immaterial and have been excluded from this analysis.

Our investments in the net assets of our international operations were also subject to currency risk. As of December 31, 2023, the impacts of translations of foreign-denominated net assets of our international operations were immaterial to the Company’s consolidated financial statements. The translation impacts related to the net assets of our international operations are recorded within accumulated other comprehensive income. Historically, we have not hedged this exposure, although we may elect to do so in future periods.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eXp World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Commissions and Other Agent-Related Costs – Revenue share expenses – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has a revenue sharing plan where agents and brokers may receive a commission from real estate transactions consummated by agents and brokers they have attracted to the Company. Agents and brokers are eligible for revenue share based on the number of Front-Line Qualifying Active (FLQA) agents they have attracted to the Company. An FLQA agent is an agent or broker that an agent or broker has personally attracted to the Company who has met specific sales transaction volume requirements. These additional commissions are earned on a multitiered basis by FLQA agents and brokers for real estate transactions within their downstream brokerage network. For the year ended December 31, 2023, the Company incurred $4.0 billion of commissions and other agent-related costs, which includes commissions paid to agents and brokers under the revenue sharing plan.

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

Commitments and Contingencies — Refer to Note 13 to the financial statements.

Critical Audit Matter Description

The Company is among several defendants in numerous putative class action lawsuits alleging that the Company participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of U.S. federal and state antitrust laws, as well as a case brought in Canada (“antitrust litigation”). The Company reviews loss contingencies to determine the likelihood of loss and to assess whether a reasonable estimate of the loss or range of loss can be made. The Company recognizes expenses for legal claims when a loss is considered probable and reasonably estimable. If it is reasonably possible that a loss may have been incurred and the effect on the financial statements could be material, the Company discloses an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the financial statements. The Company has determined that it is reasonably possible that a loss associated with the antitrust litigation has occurred; however, the loss or range of loss is not reasonably estimable and no provision for loss was recorded as of December 31, 2023.

We identified the antitrust litigation as a critical audit matter because of the challenges in auditing management's judgments applied in determining the likelihood of loss related to the resolution of such litigation, as well as the judgment in determining whether potential loss associated with the antitrust litigation is reasonably estimable. Specifically, auditing management's determination of whether any contingent loss arising from the antitrust litigation is probable, reasonably possible, or remote, and the related disclosures, is subjective and requires significant judgment due to the uncertainties involved, together with the novelty and complexity of the issues.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed related to antitrust litigation and claims included the following, among others:

●	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s evaluation of the antitrust litigation, including controls related to the Company's assessment of the accounting and related disclosures based on the most recent facts and circumstances.
●	We inquired of the Company's internal and external legal counsel, as well as executives and other members of management, to understand the basis for the Company's accounting conclusions related to the antitrust litigation.
●	We requested and received written responses from internal and external legal counsel.
●	We evaluated management's analysis of antitrust litigation.
●	We examined Board of Directors meeting minutes, including relevant sub-committee meeting minutes, and compared to written responses received from internal and external counsel.

●	We made inquiries of management and the audit committee to evaluate and corroborate our understanding obtained through inquiries of internal and external legal counsel. We also performed public domain searches for evidence contrary to management's analysis.
●	We compared the Company's assessment of this matter to relevant history of similar legal contingencies that have been settled or otherwise resolved to evaluate the consistency of the Company's assessment of antitrust litigation.
●	We consulted with our accounting experts to assist in our evaluation of the case facts and the Company's related accounting treatment for the antitrust litigation.
●	We obtained written representations from executives of the Company.
●	We obtained and reviewed the class action complaints, relevant court rulings, and terms related to other settlements of similar or related antitrust litigation.
●	We evaluated the Company's financial statement disclosure for consistency with the audit evidence obtained on the antitrust litigation matter.
●	We evaluated events subsequent to December 31, 2023, that might impact our evaluation of the antitrust litigation, including any related accrual or disclosure.

/s/ Deloitte & Touche LLP

San Francisco, California

February 22, 2024

We have served as the Company's auditor since 2019.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 126,864	$ 121,594
Restricted cash	44,020	37,789
Accounts receivable, net of allowance for credit losses of $2,303 and $4,014, respectively	85,969	87,262
Prepaids and other assets	9,622	8,468
TOTAL CURRENT ASSETS	266,475	255,113
Property, plant, and equipment, net	12,978	18,151
Operating lease right-of-use assets	10	2,127
Other noncurrent assets	7,400	1,703
Intangible assets, net	10,481	8,700
Deferred tax assets	71,342	68,676
Goodwill	16,982	27,212
TOTAL ASSETS	$ 385,668	$ 381,682

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 8,898	$ 10,391
Customer deposits	44,550	37,789
Accrued expenses	88,182	78,944
Current portion of lease obligation - operating lease	10	175
TOTAL CURRENT LIABILITIES	141,640	127,299
Long-term payable	20	4,697
Long-term lease obligation - operating lease, net of current portion	-	694
TOTAL LIABILITIES	141,660	132,690

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 183,606,708 issued and 154,669,037 outstanding at December 31, 2023; 171,656,030 issued and 152,839,239 outstanding at December 31, 2022	2	2
Additional paid-in capital	804,833	611,872
Treasury stock, at cost: 28,937,671 and 18,816,791 shares held, respectively	(545,559)	(385,010)
Accumulated earnings	(16,769)	20,723
Accumulated other comprehensive income	332	236
Total eXp World Holdings, Inc. stockholders' equity	242,839	247,823
Equity attributable to noncontrolling interest	1,169	1,169
TOTAL EQUITY	244,008	248,992
TOTAL LIABILITIES AND EQUITY	$ 385,668	$ 381,682

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except share amounts and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$ 4,281,105	$ 4,598,161	$ 3,771,170
Operating expenses
Commissions and other agent-related costs	3,957,054	4,231,262	3,475,139
General and administrative expenses	319,153	346,132	249,699
Sales and marketing expenses	12,156	15,359	12,180
Impairment expense	9,203	-	-
Total operating expenses	4,297,566	4,592,753	3,737,018
Operating (loss) income	(16,461)	5,408	34,152
Other (income) expense
Other (income) expense, net	(4,414)	(804)	292
Equity in losses of unconsolidated affiliates	1,388	1,624	188
Total other (income) expense, net	(3,026)	820	480
Income (loss) before income tax expense	(13,435)	4,588	33,672
Income tax (benefit) expense	(4,462)	(10,836)	(47,487)
Net (loss) income	(8,973)	15,424	81,159
Net (loss) income attributable to noncontrolling interest	-	18	61
Net (loss) income attributable to eXp World Holdings, Inc.	($ 8,973)	$ 15,442	$ 81,220

(Loss) earnings per share
Basic	($ 0.06)	$ 0.10	$ 0.56
Diluted	($ 0.06)	$ 0.10	$ 0.51
Weighted average shares outstanding
Basic	153,232,129	151,036,110	146,170,871
Diluted	153,232,129	156,220,165	157,729,374
Comprehensive (loss) income:
Net (loss) income	($ 8,973)	$ 15,424	$ 81,159
Comprehensive (loss) income attributable to noncontrolling interests	-	18	61
Net (loss) income attributable to eXp World Holdings, Inc.	(8,973)	15,442	81,220
Other comprehensive (loss) income:
Foreign currency translation gain (loss), net of tax	96	48	(59)
Comprehensive (loss) income attributable to eXp World Holdings, Inc.	($ 8,877)	$ 15,490	$ 81,161

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Common stock:
Balance, beginning of period	$ 2	$ 1	$ 1
Agent equity stock compensation	-	1	-
Balance, end of period	2	2	1
Treasury stock:
Balance, beginning of period	(385,010)	(210,009)	(37,994)
Repurchases of common stock	(160,549)	(179,473)	(172,015)
Issuance of treasury stock, for acquisition	-	4,472	-
Balance, end of period	(545,559)	(385,010)	(210,009)
Additional paid-in capital:
Balance, beginning of period	611,872	401,479	218,492
Shares issued for stock options exercised	4,980	612	3,620
Agent growth incentive stock compensation	41,995	31,235	21,828
Agent equity stock compensation	135,226	164,104	144,437
Stock option compensation	10,760	14,442	13,102
Balance, end of period	804,833	611,872	401,479
Accumulated earnings:
Balance, beginning of period	20,723	30,510	(39,162)
Net (loss) income attributable to eXp World Holdings, Inc.	(8,973)	15,442	81,220
Dividends declared and paid ($0.05, $0.045 and $0.04 per share of common stock beginning with Q3 2023, Q3 2022 and Q4 2021, respectively)	(28,519)	(25,229)	(11,548)
Balance, end of period	(16,769)	20,723	30,510
Accumulated other comprehensive income (loss):
Balance, beginning of period	236	188	247
Foreign currency translation gain (loss)	96	48	(59)
Balance, end of period	332	236	188
Noncontrolling interest:
Balance, beginning of period	1,169	1,364	1,003
Net loss	-	(18)	(61)
Stock compensation	-	-	403
Transactions with noncontrolling interests	-	(177)	19
Balance, end of period	1,169	1,169	1,364
Total equity	$ 244,008	$ 248,992	$ 223,533

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net (loss) income	($ 8,973)	$ 15,424	$ 81,159
Reconciliation of net income to net cash provided by operating activities:
Depreciation expense	8,352	7,934	4,974
Amortization expense - intangible assets	2,540	1,904	1,274
Amortization expense - long-term payable	-	-	94
Impairment expense	9,203	-	-
Loss on disposition of business	472	361	-
Allowance for credit losses on receivables/bad debt on receivables	(1,711)	1,816	319
Equity in loss of unconsolidated affiliates	1,388	1,624	188
Agent growth incentive stock compensation expense	43,178	30,861	24,493
Stock option compensation	10,736	14,442	13,102
Agent equity stock compensation expense	135,226	164,104	144,437
Deferred income taxes, net	(2,666)	(15,848)	(52,827)
Changes in operating assets and liabilities:
Accounts receivable	3,474	44,935	(56,857)
Prepaids and other assets	(1,263)	1,652	(2,623)
Customer deposits	6,761	(30,998)	39,892
Accounts payable	(1,491)	2,432	3,173
Accrued expenses	8,424	(32,239)	46,673
Long term payable	(4,677)	1,983	828
Other operating activities	158	148	(1,407)
NET CASH PROVIDED BY OPERATING ACTIVITIES	209,131	210,535	246,892
INVESTING ACTIVITIES
Purchases of property, plant, equipment	(5,363)	(12,051)	(13,423)
Proceeds from sale of business	330	-	-
Acquisition of business, net of cash acquired	-	(9,910)	(2,500)
Investments in unconsolidated affiliates	(5,876)	(500)	(3,000)
Capitalized software development costs in intangible assets	(2,594)	-	-
NET CASH USED IN INVESTING ACTIVITIES	(13,503)	(22,461)	(18,923)
FINANCING ACTIVITIES
Repurchase of common stock	(160,550)	(179,473)	(172,015)
Proceeds from exercise of options	4,980	612	3,620
Transactions with noncontrolling interests	-	(424)	19
Dividends declared and paid	(28,519)	(25,229)	(11,548)
NET CASH USED IN FINANCING ACTIVITIES	(184,089)	(204,514)	(179,924)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(38)	(87)	(59)
Net change in cash, cash equivalents and restricted cash	11,501	(16,527)	47,986
Cash, cash equivalents and restricted cash, beginning balance	159,383	175,910	127,924
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 170,884	$ 159,383	$ 175,910
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 2,731	$ 3,406	$ 1,331
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease obligation - operating lease	859	-	375
Issuance of treasury stock, for acquisition	-	4,554	-
Lease liabilities arising from obtaining right-of-use assets	-	-	2,370
Contingent consideration for disposition of business	1,209	-	-
Property, plant and equipment increase due to transfer of right-of-use lease asset	1,100	-	-
Property, plant and equipment purchases in accounts payable	63	63	174

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts, unless otherwise noted)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (collectively with its subsidiaries, the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. eXp owns and operates a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. Specifically, we operate a cloud-based real estate brokerage (in North America and other international locations), a Virbela business and related affiliated services that support the development and success of agents, entrepreneurs and businesses by leveraging innovative technologies and integrated services. Our North American and international real estate brokerage is now one of the largest and fastest-growing real estate brokerage companies, operating throughout the United States, most of the Canadian provinces, the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile, Poland and Dubai.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

We report operating results through four reportable segments: North American Realty, International Realty, Virbela and Other Affiliated Services, as further discussed in Note 10 – Segment Information to the consolidated financial statements included elsewhere in this Annual Report.

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

Variable interest entities (“VIEs”)

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

Joint ventures

A joint venture is a contractual arrangement whereby the Company and other parties undertake an economic activity through a jointly controlled entity. Joint control exists when strategic, financial and operating policy decisions relating to the activities require the unanimous consent of the parties sharing control. Joint ventures are accounted for using the equity method and are recognized initially at cost. Joint ventures are typically included in the Other Affiliated Services unless the joint venture specifically supports one of the reportable segments.

The Company has several joint venture investments. As of December 31, 2023, the operations of these joint ventures are not material to the Company’s financial position or results of operations.

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

Reclassifications

When necessary, the Company will reclassify certain amounts in prior period financial statements to conform to the current period’s presentation. In 2023, the Company reclassified certain amounts in the reconciliation of the provision for income taxes and deferred tax assets in Note 12 – Income Taxes. These reclassifications had no effect on the provision for tax or deferred tax assets that were previously reported. No other reclassifications occurred during the current period.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown on the statement of cash flows.

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$ 126,864	$ 121,594
Restricted cash	44,020	37,789
Total cash, cash equivalents, and restricted cash, ending balance	$ 170,884	$ 159,383

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

The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses. In 2023, the Company has decreased its allowances for expected credit losses, for real estate transactions, due to a decrease of the aging receivable balances, as a result of improvement in accounts receivable management.

As of December 31, 2023 and 2022, receivables from real estate property settlements totaled $81,004 and $79,135, respectively, of which the Company recognized expected credit losses of $- and $3,127 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022 agent non-commission based fees receivable and short-term advances totaled $7,268 and $12,141, respectively of which the Company recognized expected credit losses of $2,303 and $887, respectively.

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

The Company recognized goodwill impairment of $8,248 for the year ended December 31, 2023 related to Virbela. The Company did not recognize any impairment of goodwill for the years ended December 31, 2022 and 2021.

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

The Company recognized impairment related to the trade name and customer relationships of $955 for the year ended December 31, 2023, related to Virbela. The Company did not recognize any impairment of intangible assets for the years ended December 31, 2022 and 2021.

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

Stock-based compensation

Our stock-based compensation is comprised of employee equity incentives, agent growth incentive programs, agent equity program and stock option awards. Stock-based compensation is more fully disclosed in Note 9 – Stockholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and are recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces stock-based compensation for forfeitures when they occur.

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

North American Realty and International Realty

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing residential real estate transactions. The Company is contractually obligated to provide services for the fulfillment of transfers of residential real estate between buyers and sellers. The Company provides these services itself and controls the services necessary to legally transfer residential real estate. Correspondingly, the Company is defined as the principal. The Company, as principal, satisfies its obligation upon the closing of a residential real estate transaction. As principal and upon satisfaction of the performance obligation, the Company recognizes revenue in the gross amount of consideration to which the Company expects to be entitled. The Company estimates and accrues revenue to which it is entitled to for closed transactions but has yet to receive all the necessary closing documents. The accrual for estimated revenue was immaterial for the years ended December 31, 2023 and 2022.

Revenue is derived from assisting homebuyers and sellers in listing, marketing, selling and finding residential real estate. Commissions earned on real estate transactions are recognized at the completion of a residential real estate transaction once the Company has satisfied the performance obligation. Agent-related fees charged by the Company are recorded as a reduction to commissions and other agent-related costs.

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

Disaggregated revenue

The Company primarily operates as a real estate brokerage firm and discloses disaggregated revenue from services to customers across its four reportable segments to provide additional insight into the future recognition of revenue and cash flows. The vast majority of the Company’s revenue is derived from providing real estate brokerage services, to purchasers and sellers of homes in the U.S., Canada and internationally. See Note 10 – Segment Information to the consolidated financial statements included elsewhere in this Annual Report for details regarding segment and geographic information.

Management provides disaggregation of revenue from its services to customers to provide additional insight into the future recognition of revenue and cash flows.

Sustainable Revenue Share Plan expenses

The Company’s costs incurred under the Revenue Share Plan are included as commissions and other agent-related costs in the consolidated statements of comprehensive income.

Advertising and marketing costs

Advertising and marketing costs are generally expensed in the period incurred. Advertising and marketing expenses are included in the sales and marketing expense line item on the accompanying consolidated statements of comprehensive income. For the years ended December 31, 2023, 2022 and 2021, the Company incurred advertising and marketing expenses of $12,156, $15,359 and $12,180, respectively.

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

Comprehensive (loss) income

The Company’s only components of comprehensive (loss) income are net (loss) income and foreign currency translation adjustments.

Earnings per share

Basic earnings (loss) per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net (loss) income for the period by the weighted average number of shares of common stock outstanding plus, if potentially dilutive common shares outstanding during the period. The Company has paid dividends in 2023, 2022 and 2021. The Company does not have participating shares outstanding.

Accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position and results of operations.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 – Segment Reporting (Topic 280) (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The amendments in this update require, among other things, that a public company disclose on an annual and interim basis significant segment expense, as well as other segment expenses, that are regularly provided to the CODM. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The Company is currently evaluating the effect the amendments in ASU 2023-07 will have on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) (“ASU 2023-09”). ASU 2023-09 improves reporting for income taxes, primarily by requiring disclosure of specific categories in the tax rate reconciliation and providing additional annual information for reconciling items that meet a quantitative threshold. The amendments in ASU 2023-09 also require additional annual information regarding income taxes paid, as well as other additional disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, early adoption is permitted. The Company is currently evaluating the effect the amendments in ASU 2023-09 will have on its tax disclosures.

3.	ACQUISITIONS

The Company did not complete any acquisitions during the year ended December 31, 2023.

On July 1, 2022, the Company acquired Zoocasa Realty Inc. in a stock purchase transaction. The total consideration paid was $17,155 including net cash of $9,910 (net of cash acquired of $2,772), stock issued from treasury of $4,554 and a working capital adjustment. The Zoocasa acquisition has been accounted for using the acquisition method of accounting.

4.	FAIR VALUE MEASUREMENT

The Company holds funds in a money market account, which are considered Level 1 assets. The Company values its money market funds at fair value on a recurring basis.

As of December 31, 2023 and 2022, the fair value of the Company’s money market funds was $46,268 and $44,062, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the periods presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the periods presented.

5.	PREPAIDS AND OTHER ASSETS

Prepaids and other assets consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid expenses	$ 5,726	$ 5,580
Prepaid insurance	2,471	2,293
Rent deposits	-	15
Other assets (includes inventory)	1,425	580
Total prepaid expenses	$ 9,622	$ 8,468

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Computer hardware and software	$ 37,444	$ 34,206
Furniture, fixture, and equipment	2,254	20
Total depreciable property and equipment	39,698	34,226
Less: accumulated depreciation	(27,733)	(19,282)
Depreciable property, net	11,965	14,944
Assets under development	1,013	3,207
Property, plant, and equipment, net	$ 12,978	$ 18,151

For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $8,352, $7,934 and $4,974, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were:

	December 31, 2023	December 31, 2022
Goodwill	$ 27,212	$ 12,945
Acquisitions	-	14,156
Impairments	(8,248)	-
Disposition	(2,310)	-
Currency translation impact	328	111
Total goodwill	$ 16,982	$ 27,212

During the fourth quarter of 2023, as part of the Company’s annual goodwill impairment assessment, the Company determined that the goodwill associated with Virbela, the Company’s technology segment was impaired. During the impairment evaluation, the Company determined that the projection for future cash flows associated with Virbela had declined significantly resulting from the post-COVID 19 work environment of return to the office and hybrid work initiatives globally, as well as the increase in the demand for artificial intelligence solutions. The Company determined the estimated fair value of Virbela using the market approach, which measures value based on what other purchasers in the market have paid for assets or business interests that can be considered reasonably similar to Virbela. Based on that approach, the estimated fair value was significantly lower than the book value of Virbela and the goodwill associated with Virbela was impaired. The Company recognized an impairment charge of $8,248 for the year ended December 31, 2023.

During 2023, the Company disposed of its Showcase Web Sites LLC business, which resulted in a reduction of goodwill of $2,310, this business was included in the North American Realty segment.

Goodwill was recorded in connection with the acquisition of Zoocasa in July 2022 and represents fair value as of the acquisition date. The acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and assumed liabilities based on their estimated fair values as of the acquisition date, as determined by management. The excess of the purchase price over the aggregate fair values of the identifiable assets was recorded as goodwill.

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

Definite-lived intangible assets were as follows:

	December 31, 2023				December 31, 2022
	Gross	Accumulated		Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Impairment	Amount	Amount	Amortization	Amount
Trade name	$ 3,257	($ 1,030)	$ (585)	$ 1,642	$ 3,459	($ 841)	$ 2,618
Existing technology	9,410	(3,800)	-	5,610	3,995	(2,458)	1,537
Non-competition agreements	468	(125)	-	343	461	(125)	336
Customer relationships	1,655	(652)	(370)	633	1,895	(551)	1,344
Licensing agreement	210	(210)	-	0	210	(181)	29
Intellectual property	2,836	(583)	-	2,253	2,836	-	2,836
Total intangible assets	$ 17,836	($ 6,400)	($ 955)	$ 10,481	$ 12,856	($ 4,156)	$ 8,700

For the years ended December 31, 2023, 2022 and 2021, amortization expense for definite-lived intangible assets was $2,540, $1,904 and $1,274, respectively.

As part of the Company’s annual assessment, the Company also reviews the useful lives of its amortizable intangible assets and determines if there should be any change to the amortization period. For the amortizable assets related to the Virbela segment, the Company determined that the trade name and the customer relationships that were recognized as part of the acquisition, should be fully amortized as of December 31, 2023. This assessment was made based on the future negative operating cash flows and the decline in the estimated fair value of Virbela. As a result, the Company recognized an impairment loss related the net book value of the trade name of $585 and customer relationships $370.

As of December 31, 2023, expected amortization related to definite-lived intangible assets will be:

Expected amortization
2024	$ 2,702
2025	2,299
2026	1,275
2027	608
2028 and thereafter	3,597
Total	$ 10,481
8.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022
Commissions payable	$ 60,010	$ 56,786
Payroll payable	8,866	6,236
Taxes payable	1,225	2,124
Stock liability awards	4,999	3,885
Other accrued expenses	13,082	9,913
	$ 88,182	$ 78,944

9.	STOCKHOLDERS’ EQUITY

Common Stock – As of December 31, 2023, our restated certificate of incorporation authorized us to issue 900,000,000 shares of common stock with a par value of $0.00001 per share.

The following table represents a reconciliation of the Company’s issued common stock shares for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Common stock:
Balance, beginning of year	171,656,030	155,516,284	146,677,786
Shares issued for stock options exercised	832,993	2,105,237	3,155,170
Agent growth incentive stock compensation	2,219,881	2,571,569	2,037,942
Agent equity stock compensation	8,897,804	11,462,940	3,645,386
Balance, end of year	183,606,708	171,656,030	155,516,284

The Company’s stockholder approved equity programs described below are administered under the 2015 Equity Incentive Plan. The purpose of the equity plan is to retain the services of valued employees, directors, officers, agents and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of common stock (the “Agent Equity Program” or “AEP”) at a 10% discount recognized by the Company. If agents and brokers elect to receive portions of their commissions in common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable.

For the years ended December 31, 2023, 2022 and 2021, the Company issued 8,897,804, 11,462,940 and 3,645,386 shares of common stock, respectively, to agents and brokers for $135,226, $164,104 and $144,437, respectively, net of discount.

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

For the years ended December 31, 2023, 2022 and 2021, the Company’s stock compensation attributable to the AGIP was $43,178, $30,861 and $24,493, respectively. The total amount of stock compensation attributable to liability classified awards was $3,832, $2,056 and $4,977 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Stock grant liability balance at December 31, 2021	$ 4,341
Stock grant liability increase year to date	2,056
Stock grants reclassified from liability to equity year to date	(2,512)
Balance, December 31, 2022	$ 3,885
Stock grant liability increase year to date	3,832
Stock grants reclassified from liability to equity year to date	(2,717)
Balance, December 31, 2023	$ 5,000

As of December 31, 2023, the Company had 6,706,280 unvested common stock awards and unrecognized compensation costs totaling $65,989 attributable to stock awards where the performance metric has been achieved and the number of shares awarded are fixed. The cost is expected to be recognized over a weighted average period of 1.92 years.

The following table illustrates the Company’s stock activity for the Agent Growth Incentive Program for stock awards where the performance metric has been achieved for the following periods:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2021	5,174,654	$ 13.92
Granted	3,829,990	15.29
Vested and issued	(2,542,696)	6.28
Forfeited	(762,951)	18.80
Balance, December 31, 2022	5,698,997	$ 17.68
Granted	4,642,035	15.04
Vested and issued	(2,219,881)	11.73
Forfeited	(1,245,862)	17.35
Balance, December 31, 2023	6,875,289	$17.80

Agent Thrive Program

Announced in October 2023, the Thrive program provides a stock incentive to the individual team leaders of teams of culturally aligned teams that join the Company as part of the program. After affiliating with the Company, the team leader becomes eligible to receive an award of the Company’s common stock through team performance benchmarks. Awards typically vest after production benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are based on a fixed-dollar amount of shares based on the achievement of production metrics. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the production metric is achieved.

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options have time-based restrictions with equal and periodically graded vesting over a three-year period.

The fair value of the options issued was calculated using a Black-Scholes-Merton option-pricing model with the following assumptions:

	2023	2022	2021
Expected term	5 - 6 years	5 - 6 years	5 - 6 years
Expected volatility	73.64% - 76.78%	72.84% - 76.49%	68.85% - 86.33%
Risk-free interest rate	3.28% - 4.86%	1.49% - 4.10%	0.44% - 1.33%
Dividend yield	0.72% - 1.64%	0.53% - 1.48%	0.00% - 0.00%

The following table illustrates the Company’s stock option activity for the following periods:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance December 31, 2021	7,038,660	$ 8.70	$ 25.45	6.26
Granted	1,234,847	19.25	-	9.37
Exercised	(2,083,016)	0.68	18.10	—
Forfeited	(415,969)	13.68	8.74	—
Balance at December 31, 2022	5,774,522	$ 13.56	$ 2.21	7.63
Granted	2,468,299	14.81	-	8.46
Exercised	(832,993)	5.90	14.97	—
Forfeited	(1,198,706)	17.77	2.27	—
Expired	(12,578)	35.54	0.29	—
Balance at December 31, 2023	6,198,544	$ 14.23	$ 3.62	7.29
Exercisable at December 31, 2023	3,623,819	$ 12.30	$ 5.31	6.11
Vested at December 31, 2023	3,623,819	$ 12.30	$ 5.31	6.11

		Weighted
		Average
	Options	Exercise Price
Range of stock option exercise prices at December 31, 2023:
$0.01 - $10.00 (average remaining life - 6.12 years)	2,573,627	$ 8.18
$10.01 - $30.00 (average remaining life - 8.20 years)	3,315,284	$ 16.59
$30.01 - $60.00 (average remaining life - 7.42 years)	309,633	$ 39.29

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of December 31, 2023, unrecognized compensation cost associated with the Company’s outstanding stock options was $22,897, which is expected to be recognized over a weighted-average period of approximately 1.32 years.

Stock Repurchase Program

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

On January 10, 2022, the Company and Stephens Inc. entered into a form of Issuer Repurchase Plan (“Issuer Repurchase Plan”) which authorized Stephens to repurchase up to $10.0 million of its common stock per month. On May 3, 2022, the Board approved a form of first amendment to the Issuer Repurchase Plan to increase monthly repurchases from $10.0 million of its common stock per month up to $20.0 million, which amendment was signed May 6, 2022. On September 27, 2022, the Board approved and the Company entered into, a form of second amendment to the Issuer Repurchase Plan, to decrease the monthly repurchases from $20.0 million of its common stock per month to $13.3 million, in anticipation of volume decreases in connection with the contraction in the real estate market. On December 27, 2022, the Board approved and the Company entered into, a form of third amendment to the Issuer Repurchase Plan, to decrease the monthly repurchases from $13.3 million of its common stock per month to $10.0 million, in connection with ongoing contractions in the real estate market. On May 10, 2023, the Board approved and, on May 11, 2023, the Company entered into, a form of fourth amendment to the Issuer Repurchase Plan, to increase the monthly repurchase amounts during 2023 due to actual and projected changes in the Company’s cash and cash equivalents; specifically, to permit purchases of up to: (i) $17.0 million during May 2023, (ii) $22.0 million during June 2023, (iii) $18.67 million during any calendar month commencing July 1, 2023 through and including September 30, 2023, and (iv) $12.0 million during any calendar month commencing October 1, 2023 through and including December 31, 2023. On June 26, 2023, the Board approved, and the Company entered into, a form of fifth amendment to the Issuer Repurchase Plan to increase the maximum aggregate buyback from $500.0 million to $1.0 billion in accordance with the repurchase program limit. On November 17, 2023, the Board approved, and the Company entered into, a form of sixth amendment to the Issuer Repurchase Plan to reduce the monthly repurchase from (i) $12.0 million to $8.0 million during November 2023, (ii) from $12.0 million to $6.0 million during any calendar month commencing December 1, 2023 through and including June 30, 2024.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding. The following table shows the changes in treasury stock shares for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Treasury stock:
Balance, beginning of year	18,816,791	6,751,692	2,534,494
Repurchases of common stock	10,110,152	12,408,430	4,217,198
Forfeiture to treasury stock for acquisition	10,728	-	-
Issuance of treasury stock for acquisition	-	(343,331)	-
Balance, end of year	28,937,671	18,816,791	6,751,692

10.        SEGMENT INFORMATION

Segment information aligns with how the Chief Operating Decision Maker (“CODM”), Glenn Sanford, Chief Executive Officer of eXp World Holdings, Inc. and eXp Realty, LLC, a wholly owned subsidiary of the Company (“eXp Realty”) manages the business and allocates resources as four operating segments. The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information and is (iii) regularly reviewed by the CODM. Once operating segments are identified, the Company performs a quantitative analysis of the current and historic revenues and profitability for each operating segment, together with a qualitative assessment to determine if operating segments have similar operating characteristics. We have four operating segments and four reportable segments.

The CODM uses revenues and Adjusted Segment EBITDA as key metrics to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted Segment EBITDA for the reportable segments is defined as operating profit (loss) plus depreciation and amortization and stock-based compensation expenses. The Company’s four reportable segments as follows:

●	North American Realty: includes real estate brokerage operations in the United States and Canada, as well as lead-generation and other real estate support services provided in North America.
●	International Realty: includes real estate brokerage operations in all other international locations.
●	Virbela: includes the enterprise application-based Virbela platform and web-based Frame platform and the support services offered by eXp World Technologies.
●	Other Affiliated Services: includes our SUCCESS® Magazine and other smaller ventures.

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

	Revenues
	Year Ended December 31,
	2023	2022	2021
North American Realty	$ 4,220,063	$ 4,552,938	$ 3,745,354
International Realty	53,931	35,924	17,804
Virbela	7,284	8,485	8,615
Other Affiliated Services	4,802	5,084	2,896
Revenues reconciliation:
Segment eliminations	(4,975)	(4,270)	(3,499)
Consolidated revenues	$ 4,281,105	$ 4,598,161	$ 3,771,170

	Adjusted EBITDA
	Year Ended December 31,
	2023	2022	2021
North American Realty	$ 91,101	$ 103,255	$ 116,800
International Realty	(13,657)	(13,708)	(9,138)
Virbela	(5,725)	(9,642)	(12,637)
Other Affiliated Services	(3,795)	(2,600)	(3,322)
Corporate expenses and other	(10,376)	(16,756)	(13,708)
Consolidated Adjusted EBITDA	$ 57,548	$ 60,549	$ 77,995

Operating (Loss) Profit Reconciliation:
Depreciation and amortization expense	10,892	9,838	6,248
Impairment expense	9,203	-	-
Stock compensation expense	43,178	30,861	24,493
Stock option expense	10,736	14,442	13,102
Consolidated operating (loss) profit	($ 16,461)	$ 5,408	$ 34,152

	Goodwill
	December 31, 2023	December 31, 2022
North American Realty	$ 14,595	$ 16,577
International Realty	-	-
Virbela	-	8,248
Other Affiliated Services	2,387	2,387
Segment total	16,982	27,212
Corporate and other	-	-
Consolidated total	$ 16,982	$ 27,212

Geographical information

For the years ended December 31, 2023, 2022 and 2021 approximately 9%, 9% and 8%, respectively, of the Company’s total revenue was generated outside of the U.S. Long-lived assets held outside of the U.S. were 14% and 6% as of December 31, 2023 and 2022, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income attributable to eXp World Holdings, Inc.	($ 8,973)	$ 15,442	$ 81,220
Denominator:
Weighted average shares - basic	153,232,129	151,036,110	146,170,871
Dilutive effect of common stock equivalents	-	5,184,055	11,558,503
Weighted average shares - diluted	153,232,129	156,220,165	157,729,374
Earnings per share:
(Loss) earnings per share attributable to common stock- basic	($ 0.06)	$ 0.10	$ 0.56
(Loss) earnings per share attributable to common stock- diluted	($ 0.06)	$ 0.10	$ 0.51

For the years ended December 31, 2023, 2022 and 2021, total outstanding shares of common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 4,361,775, 1,000,421 and 102,880, respectively.

12.       INCOME TAXES

The following table provides the components of income before provision for income taxes by domestic and foreign subsidiaries:

	Year Ended December 31,
	2023	2022	2021
Domestic	($ 16,522)	$ 1,029	$ 32,804
Foreign	3,087	3,559	929
Total	($ 13,435)	$ 4,588	$ 33,733

The components of the provision for (benefit from) income tax expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$ 305	$ -	$ -
State	795	737	456
Foreign	1,788	2,312	1,650
Total current income tax provision	2,888	3,049	2,106
Deferred
Federal	(4,995)	(11,444)	(41,599)
State	(1,494)	(1,674)	(6,574)
Foreign	(861)	(767)	(1,420)
Total deferred income tax benefit	(7,350)	(13,885)	(49,593)
Total provision (benefit) for income taxes	($ 4,462)	($ 10,836)	($ 47,487)

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory tax rate	21.00%	21.00%	21.00%
State taxes	0.60%	17.52%	5.22%
Permanent differences	1.03%	(0.40)%	(0.08)%
Research & Development Credit	15.48%	(49.64)%	(6.04)%
Unrecognized tax benefit	(3.87)%	12.41%	1.51%
Share-based compensation	24.64%	(265.42)%	(107.20)%
Sec. 162m compensation limitation	(21.23)%	47.85%	8.12%
Foreign tax rate differential	(1.02)%	(1.65)%	0.27%
Valuation allowance	-%	-%	(65.54)%
Prior year true up items	(3.29)%	(19.99)%	(0.63)%
Other net	(0.13)%	2.13%	2.65%
Total	33.21%	(236.19)%	(140.72)%

The Company has made certain prior year reclassifications to research and development credit, unrecognized tax benefit, share-based compensation and other categories to ensure consistency with current year presentation. These reclassifications had no effect on total effective tax rate.

Deferred tax assets and liabilities consist of the following for the periods presented:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforward	$ 34,028	$ 41,192
Accruals and Reserves	3,127	3,129
Goodwill and Intangibles	1,782	257
Research and Experimental Costs	14,757	8,401
Research and Development Credit	4,632	3,826
Share-based compensation	15,872	11,871
Total gross deferred tax assets	74,198	68,676
Deferred tax liabilities:
Property and equipment	(2,779)	(3,467)
Intangibles/Goodwill	-	(656)
Right of use lease asset	(3)	(519)
Other	(94)	(55)
Net deferred tax assets	$ 71,322	$ 63,979

Certain prior year deferred asset amounts have been reclassified for consistency with the current year presentation. In prior year the Company reported nominal deferred tax asset balances for partnership basis difference, lease liability and legal settlement accruals, these balances were reported as part of accruals and reserves in 2023. Further, in prior year research and experimental costs were reported combined with intangible assets, these costs were stated separately in 2023. These reclassifications had no effect on gross and net deferred tax assets.

The Company accounts for deferred taxes under ASC Topic 740 – Income Taxes (“ASC 740”), which requires a reduction of the carrying amount of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2023, based on its assessment of the realizability of its net deferred tax assets, we reached the conclusion that our US federal, US State and foreign net deferred tax assets more-likely-than-not will be fully realized and therefore no valuation allowance was recorded.

As of December 31, 2023, the Company had federal, state and foreign net operating losses of approximately $125.8 million, $74.1 million and $12.9 million, respectively. The full amount of $125.8 million of federal net operating loss can be carried forward indefinitely and can offset 80% of future taxable income. Certain state and foreign net operating losses will carry forward for limited number of years and, if not utilized, will begin to expire in 2024. As of December 31, 2023, the Company conducted an IRC Section 382 analysis with respect to its net operating loss carryforward and determined there was an immaterial limitation.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to various foreign countries. As of December 31, 2023 the undistributed earnings of the Company's foreign subsidiaries could result in withholding taxes of approximately $0.8 million, if repatriated.

As of December 31, 2023, the Company had federal and California Research and Development credits of approximately $5.8 million and $0.9 million, respectively. Federal credit can be carried forward 20 years and will begin to expire in 2039. California credit can be carried forward indefinitely.

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

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits - beginning of year	$ 1,309	$ 530	$ -
Gross increase for tax positions of prior years	63	199	325
Gross increase for tax positions of current year	532	580	205
Unrecognized tax benefits - end of year	$ 1,904	$ 1,309	$ 530

The unrecognized tax benefits relate to Federal and California research and development credits in 2023, 2022, and 2021. As of December 31, 2023, the total amount of unrecognized tax benefits that would affect the Company effective tax rate, if recognized, is $1,904. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2023, the Company accrued interest or penalties related to uncertain tax positions in the amount of $0. The company does not expect of the uncertain tax position to reverse during the next 12 month.

During 2022 the Company completed its federal examination for 2019 with no change to the original filing. There are no federal or state tax examinations in progress nor has it had any state tax examinations since its inception. Because the Company has net operating loss carryforwards, there are open statutes of limitations in which federal taxing authorities may examine the Company's tax returns for all years from December 31, 2011 through the current period. US State taxing authorities may examine the Company's tax return for all years from December 31, 2014 through the current period and foreign tax authorities may examine the Company’s tax return for all years from December 31, 2019 through the current period.

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

13.         COMMITMENTS AND CONTINGENCIES

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

Litigation and other legal matters are inherently unpredictable and subject to substantial uncertainties and adverse resolutions could occur. In addition, litigation and other legal matters, including class-action lawsuits, government investigations and regulatory proceedings can be costly to defend and, depending on the class size and claims, could be costly to settle. The Company believes that its defenses and assertions in pending legal proceedings have merit and the Company believes that it has adequately and appropriately accrued for legal matters that are estimable. However, substantial unanticipated judgments, penalties, sanctions, and fines do occur. As a result, the Company could from time to time incur judgments, enter into settlements, or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.

For the cases described below, management is currently unable to reasonably estimate the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages, (ii) specific damage amounts have not been sought, (iii) damages sought are, in our opinion, unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals or motions in these and similar lawsuits affecting the industry, (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories presented. For the matters described below, we have not recorded any accruals as of December 31, 2023. However, the Company has determined that a material loss is reasonably possible in the near term, and facts could emerge through the course of the lawsuits that lead the Company to determine that a loss is estimable, resulting in an accrued liability that could be material.

Since October 31, 2023, the Company and/or its subsidiaries have been named as defendants in numerous putative class action complaints brought in various U.S. district courts and the Federal Court of Canada relating to antitrust matters, which lawsuits are described below.

The following lawsuits, brought by putative classes of residential property sellers, allege that defendants participated in a system that resulted in sellers of residential property purportedly paying inflated buyer broker commissions in violation of federal and state antitrust laws, as applicable: Gibson et. al. v. National Association of Realtors et. al., Case No. 4:23-cv-00788-FJG (filed in the United States District Court for the Western District of Missouri, Western Division); 1925 Hooper LLC, et al. v. The National Association of Realtors et. al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division); Grace v. The National Association of Realtors, et al., Case No. 3:23-cv-06352 (United States District Court for the Northern District of California, San Francisco Division); Umpa, et al. v. The National Association of Realtors et. al., Case No. 4:23-cv-00945 (United States District Court for the Western District of Missouri, Western Division); Gael Fierro et al. v. The National Association of Realtors, et al., Case No. 2:24-cv-00449 (United States District Court for the Central District of California); Willsim Latham, LLC, et al. v. MetroList Services, Inc., et al., Case No. 2:24-at-00067 (United States District Court for the Eastern District of California, Sacramento Division); Kevin McFall v. Canadian Real Estate Association, et al., Case No. T-119-24-ID 1 (Federal Court of Canada); and Nathaniel Whaley et al. v. The National Association of Realtors, et al., Case No. 2:24-cv-00105 (United States District Court for the District of Nevada). The following lawsuit, brought by a putative class of residential property buyers, alleges that defendants participated in a system that resulted in buyers of residential property purportedly paying inflated home prices as a result of sellers purportedly paying inflated buyer broker commissions in violation of federal and Illinois antitrust laws: Batton v. Compass, Inc., et. al., Case No. 1:23-cv-15618 (United States District Court for the Northern District of Illinois, Eastern Division). The plaintiffs in these lawsuits seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer-broker commissions or from otherwise restricting competition among brokers, an award of declaratory relief and damages or restitution on behalf of certain home sellers or buyers, as applicable, in those states or provinces, as applicable, as well as attorneys’ fees and costs of suit. Plaintiffs allege joint and several liability and seek treble or other multiple damages.

Each antitrust lawsuit is in the pleadings phase and the Company intends to vigorously defend against all claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims.

Commitments

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

14.       DEFINED CONTRIBUTION SAVINGS PLAN

The Company offers a defined contribution savings plan to provide eligible employees with a retirement benefit that permits eligible employees the opportunity to actively participate in the process of building a personal retirement fund. The Company sponsors the defined contribution savings plan. The Company matches a portion of contributions made by participating employees. For the years ended December 31, 2023, 2022 and 2021, the Company's costs for contributions to this plan were $4,763, $4,720, and $3,196, respectively.

15.      SUBSEQUENT EVENTS

Quarterly Cash Dividend

On February 14, 2024, our Board of Directors approved a cash dividend of $0.05 per common share to be paid on March 29, 2024 to stockholders of record on March 8, 2024.The ex-dividend date is expected to be on or around March 7, 2024. The dividend will be paid in cash.

Antitrust Litigation

The Company and certain of its subsidiaries were named in additional antitrust litigation after December 31, 2023; specifically, the Fierro Litigation, the McFall Litigation, the Latham Litigation, the Whaley Litigation, and the Boykin Litigation.

The Boykin litigation was filed on February 16, 2024 as a putative class action complaint under the caption Boykin v. The National Association of Realtors, et al. (Case No. 2:24-cv-00340) in the United States District Court for the District of Nevada, naming as defendants the National Association of Realtors, certain regional Realtor associations, certain regional multiple listing services, certain real estate brokerages, and certain real estate brokerage owners, including eXp World Holdings, Inc. The Boykin Litigation complaint alleges that defendants conspired to restrain trade by causing certain home sellers to pay buyer broker fees and inflated commissions on the sale of homes all in violation of federal antitrust laws and Nevada unfair trade practices laws. The putative class representative seeks to represent a class of persons who paid a commission to a buyer’s broker in connection with the sale of a home from February 16, 2020, through the present. Plaintiff, on behalf of herself and the putative class, seeks a permanent injunction enjoining the defendants from engaging in the alleged unlawful acts described in the Boykin Litigation complaint. Plaintiff, on behalf of herself and the putative class, also seeks an award of declaratory relief, damages in an amount to be determined at trial, statutory interest and penalties, and attorneys’ fees, expenses and costs of suit.

See Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report for additional information about such litigation and other proceedings.

Agent Equity Program

Beginning March 1, 2024, agents and brokers may receive 5% of commissions earned from each completed residential real estate transaction in the form of common stock at a 5% discount recognized by the Company (which was previously 10% discount on all AEP purchases before March 1, 2024). Under the AEP, agents and brokers that have elected to receive portions of their commissions in common stock are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2023. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company’s management has concluded that our disclosure controls and procedures are effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. Deloitte and Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of eXp World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Francisco, California

February 22, 2024

Item 9B.	OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2023, no directors of officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and senior financial officers. Our Code of Business Conduct and Ethics is available in the corporate governance subsection of the investor relations section of our website, www.expworldholdings.com and is available in print upon written request to the Corporate Secretary, eXp World Holdings, Inc., 2219 Rimland Drive, Suite 301, Bellingham, WA 98226. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct and Ethics that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website. Information contained on our website is not incorporated by reference into this Annual Report.

The other information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders (the “2024 Proxy Statement”) and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2023, regarding shares of our common stock that may be issued under the Company’s equity compensation plan, consisting of our 2015 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)(2)	12,904,824	$ 6.84	7,855,460
Total	12,904,824	$ 6.84	7,855,460
(1)	The 2015 Equity Incentive Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on December 1 of each calendar year commencing on December 1, 2019, and ending on (and including) December 1, 2024, in an amount equal to the lesser of (a) three percent (3%) of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (b) the number of shares of common stock repurchased by the Company pursuant to any issuer repurchase plan then in effect; provided that the Board of Directors may act prior to December 1 of a given year to provide that there will be no share increase for such year or that the increase for such year will be a lesser number of shares than otherwise provided in clause (a) or (b).
(2)	The weighted average exercise price includes restricted stock unit awards that can be exercised for no consideration. The weighted average exercise price excluding these restricted stock unit awards is $6.84.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. See Consolidated Financial Statements in Part II, Item 8.

(a)(2) Financial Statements Schedule. All other schedules have been omitted because they are inapplicable, not required or because the information is presented in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report or are incorporated herein by reference.

EXHIBITS

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Restated Certificate of Incorporation, effective February 21, 2023	10-K	3.1	2/28/2023
3.2	Restated Bylaws, effective January 13, 2022	10-K	3.2	2/28/2023
4.1*	Description of Securities	NA	NA	NA
10.1†	2015 Equity Incentive Plan of eXp World Holdings, Inc. (fka eXp Realty International Corporation)	14C	NA	4/2/2015
10.2†	First Amendment to 2015 Equity Incentive Plan of eXp World Holdings, Inc.	14C	NA	10/6/2017
10.3†	Second Amendment to 2015 Equity Incentive Plan of eXp World Holdings, Inc.	14C	NA	12/15/2019
10.4	eXp World Holdings, Inc. Stock Repurchase Program	8-K	NA	12/27/2018
10.5	First Amendment to eXp World Holdings, Inc Stock Repurchase Program	8-K	NA	11/27/2019
10.6	Second Amendment to eXp World Holdings, Inc. Stock Repurchase Program	10-K	10.8	3/11/2021
10.7	Third Amendment to eXp World Holdings, Inc. Stock Repurchase Program	8-K	NA	5/4/2022
10.8	Fourth Amendment to eXp World Holdings, Inc. Stock Repurchase Program	8-K	NA	5/22/2023
10.9	Issuer Repurchase Plan, dated January 10, 2022, by and between eXp World Holdings, Inc. and Stephens Inc. (“Stock Repurchase Plan”)	8-K	10.3	5/4/2022
10.10	First Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.4	5/4/2022
10.11	Second Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.5	9/29/2022
10.12	Third Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.10	12/27/2022
10.13	Fourth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	5/12/2023
10.14	Fifth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	6/26/2023
10.15	Sixth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	11/17/2023
10.16	U.S. Form of Independent Contractor Agreement	NA	NA	NA
10.17	U.S. Form of Policies & Procedures	NA	NA	NA
10.18†	U.S. Form of 2015 Agent Equity Program Participation Election Form	NA	NA	NA
14.1*	Code of Business Conduct and Ethics	NA	NA	NA
21.1*	Subsidiaries of the Registrant	NA	NA	NA
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm***	NA	NA	NA
24.1*	Power of Attorney (included on signature page hereto)	NA	NA	NA

31.1*	Certification of the Chief Executive pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	NA	NA	NA
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	NA	NA	NA
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	NA	NA	NA
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	NA	NA	NA
97*	Policy Relating to Recovery of Erroneously Awarded Compensation	NA	NA	NA
101.INS*	Inline XBRL Instance Document	NA	NA	NA
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	NA	NA	NA
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	NA	NA	NA
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	NA	NA	NA
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	NA	NA	NA
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	NA	NA	NA
104*	Cover Page Interactive Data File (embedded within the inline XBRL document)	NA	NA	NA

*Filed herewith

**Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

† Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: February 22, 2024	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2024	/s/ Kent Cheng
Kent Cheng
Chief Accounting Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Glenn Sanford and Kent Cheng, severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GLENN SANFORD	Chief Executive Officer and Chairman of the Board	February 22, 2024
Glenn Sanford	(Principal Executive Officer)

/s/ KENT CHENG	Chief Accounting Officer	February 22, 2024
Kent Cheng	(Principal Financial Officer)

/s/ JAMES BRAMBLE	Chief Legal Counsel and Corporate Secretary	February 22, 2024
James Bramble

/s/ RANDALL MILES	Director	February 22, 2024
Randall Miles

/s/ DAN CAHIR	Director	February 22, 2024
Dan Cahir

/s/ MONICA WEAKLEY	Director	February 22, 2024
Monica Weakley

/s/ PEGGIE PELOSI	Director	February 22, 2024
Peggie Pelosi

/s/ FRED REICHHELD	Director	February 22, 2024
Fred Reichheld