Form 10-Q
period 2024-03-31
EXP World Holdings, Inc.
filed 2024-05-01
CIK 1495932

tota

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐    No ☒

There were 154,846,563 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of March 31, 2024.

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

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions of the future. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, including, but not limited to:

●	the impact of macroeconomic conditions on the strength of the residential real estate market;
●	the impact of monetary policies of the U.S. federal government and its agencies on our operations;
●	the impact of changes in consumer attitudes on home sale transaction volume;
●	the impact of excessive or insufficient home inventory supply on home sale transaction value;
●	our ability to effectively manage rapid growth in our business;
●	our ability to attract and retain additional qualified personnel;
●	changes in tax laws and regulations that may have a material adverse effect on our business;
●	our ability to protect our intellectual property rights;
●	the impact of security breaches, interruptions, delays and failures in our systems and operations on our business;
●	financial condition and reputation;
●	our ability to predict the demand or growth of our new products and services;
●	our ability to maintain our agent growth rate;
●	the impact of adverse outcomes in litigation and regulatory actions against us and other companies and agents in our industry on our business; and
●	the effect of inflation and rising interest rates on real estate transaction values and our operating results, profits and cash flows.

Other factors not identified above, including those described under the heading “Risk Factors” in Part I, Item 1A, and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 109,169	$ 125,873
Restricted cash	74,735	44,020
Accounts receivable, net of allowance for credit losses of $2,363 and $2,204, respectively	105,325	85,343
Prepaids and other assets	9,517	9,275
Current assets of discontinued operations	1,631	1,964
TOTAL CURRENT ASSETS	300,377	266,475
Property, plant, and equipment, net	12,231	12,967
Operating lease right-of-use assets	7	10
Other noncurrent assets	11,058	7,400
Intangible assets, net	6,644	7,012
Deferred tax assets	73,955	69,034
Goodwill	16,682	16,982
Noncurrent assets of discontinued operations	5,795	5,788
TOTAL ASSETS	$ 426,749	$ 385,668

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 8,986	$ 8,788
Customer deposits	75,789	44,550
Accrued expenses	102,104	86,483
Litigation contingency	16,000	-
Current portion of lease obligation - operating lease	7	10
Current liabilities of discontinued operations	1,406	1,809
TOTAL CURRENT LIABILITIES	204,292	141,640
Long-term payable	20	20
TOTAL LIABILITIES	204,312	141,660

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 186,361,476 issued and 154,846,563 outstanding at March 31, 2024; 183,606,708 issued and 154,669,037 outstanding at December 31, 2023	2	2
Additional paid-in capital	841,576	804,833
Treasury stock, at cost: 31,514,913 and 28,937,671 shares held, respectively	(578,591)	(545,559)
Accumulated deficit	(39,993)	(16,769)
Accumulated other comprehensive (loss) income	(557)	332
Total eXp World Holdings, Inc. stockholders' equity	222,437	242,839
Equity attributable to noncontrolling interest	-	1,169
TOTAL EQUITY	222,437	244,008
TOTAL LIABILITIES AND EQUITY	$ 426,749	$ 385,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenues	$ 943,054	$ 848,453
Operating expenses
Commissions and other agent-related costs	864,746	776,838
General and administrative expenses	62,582	54,626
Technology and development expenses	14,761	14,060
Sales and marketing expenses	3,139	2,927
Litigation contingency	16,000	-
Total operating expenses	961,228	848,451
Operating (loss) income	(18,174)	2
Other (income) expense
Other (income) expense, net	(1,188)	(874)
Equity in losses of unconsolidated affiliates	149	342
Total (income) expense, net	(1,039)	(532)
Income (loss) before income tax expense	(17,135)	534
Income tax benefit	(3,305)	(1,458)
Net (loss) income from continuing operations	(13,830)	1,992
Net loss from discontinued operations	(1,809)	(539)
Net (loss) income	($ 15,639)	$ 1,453

(Loss) earnings per share
Basic, net (loss) income from continuing operations	($ 0.09)	$ 0.01
Basic, net loss from discontinued operations	($ 0.01)	($ 0.00)
Basic, net (loss) income	($ 0.10)	$ 0.01
Diluted, net (loss) income from continuing operations	($ 0.09)	$ 0.01
Diluted, net loss from discontinued operations	($ 0.01)	($ 0.00)
Diluted, net (loss) income	($ 0.10)	$ 0.01
Weighted average shares outstanding
Basic	154,740,334	152,546,766
Diluted	154,740,334	155,668,712
Comprehensive (loss) income:
Net (loss) income	($ 15,639)	$ 1,453
Other comprehensive (loss) income:
Foreign currency translation gain (loss), net of tax	(889)	643
Comprehensive (loss) income attributable to eXp World Holdings, Inc.	($ 16,528)	$ 2,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Common stock:
Balance, beginning of period	$ 2	$ 2
Balance, end of period	2	2
Treasury stock:
Balance, beginning of period	(545,559)	(385,010)
Repurchases of common stock	(33,032)	(29,916)
Balance, end of period	(578,591)	(414,926)
Additional paid-in capital:
Balance, beginning of period	804,833	611,872
Shares issued for stock options exercised	977	307
Agent growth incentive stock compensation	7,908	8,668
Agent equity stock compensation	25,868	26,775
Stock option compensation	1,990	2,761
Balance, end of period	841,576	650,383
Accumulated (deficit) earnings:
Balance, beginning of period	(16,769)	20,723
Net (loss) income	(15,639)	1,453
Dividends declared and paid ($0.05 and $0.045 per share of common stock in Q1 2024 and Q1 2023, respectively)	(7,585)	(6,596)
Balance, end of period	(39,993)	15,580
Accumulated other comprehensive income (loss):
Balance, beginning of period	332	236
Foreign currency translation gain (loss)	(889)	643
Balance, end of period	(557)	879
Noncontrolling interest:
Balance, beginning of period	1,169	1,169
Transactions with noncontrolling interests	(1,169)	-
Balance, end of period	(0)	1,169
Total equity	$ 222,437	$ 253,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net (loss) income	($ 15,639)	$ 1,453
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	2,059	2,067
Amortization expense - intangible assets	340	512
Allowance for credit losses on receivables/bad debt on receivables	159	(1,790)
Equity in loss of unconsolidated affiliates	149	342
Agent growth incentive stock compensation expense	8,827	9,660
Stock option compensation	1,990	2,761
Agent equity stock compensation expense	25,868	26,775
Deferred income taxes, net	(4,786)	277
Changes in operating assets and liabilities:
Accounts receivable	(20,141)	(10,808)
Prepaids and other assets	(311)	(3,722)
Customer deposits	31,239	17,382
Accounts payable	197	(1,310)
Accrued expenses	14,703	17,200
Long term payable	-	(4,692)
Litigation contingency	16,000	-
Other operating activities	-	37
NET CASH PROVIDED BY OPERATING ACTIVITIES	60,654	56,144
INVESTING ACTIVITIES
Purchases of property, plant, equipment	(1,323)	(1,432)
Investments in unconsolidated affiliates	(3,807)	(350)
Capitalized software development costs in intangible assets	(115)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,245)	(1,782)
FINANCING ACTIVITIES
Repurchase of common stock	(33,032)	(29,916)
Proceeds from exercise of options	977	307
Transactions with noncontrolling interests	(1,169)	-
Dividends declared and paid	(7,585)	(6,596)
NET CASH USED IN FINANCING ACTIVITIES	(40,809)	(36,205)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(589)	594
Net change in cash, cash equivalents and restricted cash	14,011	18,751
Cash, cash equivalents and restricted cash, beginning balance	169,893	159,383
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 183,904	$ 178,134
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 1,109	$ 1,089

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024 (“2023 Annual Report”).

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

In the first quarter of 2024, the Company determined that there has been a significant change to the Virbela business model.  As our customers evolve post-COVID, including a return-to-work-offices, and in light of ongoing internal and external demand for web-accessible platforms and artificial intelligence solutions, we have experienced a decline in demand for our application-based platform, Virbela, and a rising interest in our web-accessible platform, Frame®. Accordingly, the Company has begun the process of winding down the Virbela business, which includes closing out current contracts, and reducing its external customers and internal employee support.  Further, the technology is being replaced with Virbela Frame® technology that will be primarily utilized internally within the Company.  The Company expects the process to wind down the Virbela business to be completed by the fourth quarter of 2024.  As a result of this change, the Company has determined that Virbela qualifies for reporting as discontinued operations and will be reported as discontinued operations in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2024 (the “Form 10-Q”).  In accordance with Accounting Standards Codification (“ASC”) 205 – Presentation of Financial Statements, we will present the assets and liabilities of Virbela within discontinued operations in the Company’s condensed consolidated balance sheet and Virbela’s results of operations will be included in discontinued operations in the Company’s condensed consolidated statements of comprehensive income (loss).

In prior years, Virbela represented an operating and reporting segment under ASC 280.  Going forward, the remaining operations of Virbela will not meet the operating or reporting segment criteria, therefore, any operating results related to Virbela and Frame® technologies will be included in the Other Affiliated Services segment.  Prior year segment and financial statement information has been reclassified to reflect Virbela as discontinued operations.

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

Reclassifications

When necessary, the Company will reclassify certain amounts in prior-period financial statements to conform to the current period’s presentation. Prior year segment and financial statement information has been reclassified to reflect Virbela as discontinued operations.

Restricted cash

Restricted cash consists of cash held in escrow by the Company on behalf of real estate buyers. The Company recognizes a corresponding customer deposit liability until the funds are released. Once the cash transfers from escrow, the Company reduces the respective customers’ deposit liability.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown on the condensed consolidated statements of cash flows.

	Cash and cash equivalents	Restricted cash	Total
Balance, March 31, 2023	$ 122,769	$ 55,365	$ 178,134
Balance, December 31, 2023	$ 125,873	$ 44,020	$ 169,893
Balance, March 31, 2024	$ 109,169	$ 74,735	$ 183,904

3.	DISCONTINUED OPERATIONS

In accordance with ASC 205-20, the results of the Virbela business are presented as discontinued operations in the condensed consolidated statements of comprehensive income and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Virbela segment as assets and liabilities of discontinued operations in the consolidated balance sheets. The following tables present the information for Virbela’s operations for the three months ended March 31, 2024 and 2023, and the balance sheet information as of March 31, 2024 and December 31, 2023 (in thousands).

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,064	$ 991
Accounts receivable, net of allowance for credit losses of $16 and $99, respectively	310	626
Prepaids and other assets	257	347
TOTAL CURRENT ASSETS	1,631	1,964
Property, plant, and equipment, net	9	11
Intangible assets, net	3,396	3,469
Deferred tax assets	2,390	2,308
TOTAL ASSETS	$ 7,426	$ 7,752

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$ 26	$ 110
Accrued expenses	1,380	1,699
TOTAL CURRENT LIABILITIES	1,406	1,809
TOTAL LIABILITIES	$ 1,406	$ 1,809

INCOME STATEMENT OF DISCONTINUED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$ 649	$ 2,163
Operating expenses
Commissions and other agent-related costs	679	721
General and administrative expenses	1,765	2,730
Technology and development expenses	116	351
Sales and marketing expenses	(3)	36
Total operating expenses	2,557	3,838
Operating (loss)	(1,908)	(1,675)
Other income
Other income, net	(17)	(6)
Total other income, net	(17)	(6)
(Loss) before income tax expense	(1,891)	(1,669)
Income tax benefit	(82)	(1,130)
Net loss from discontinued operations	($ 1,809)	($ 539)

4.	EXPECTED CREDIT LOSSES

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

Receivables from real estate property settlements totaled $100,529 and $81,004 of which the Company recognized expected credit losses of $2 and $-, respectively as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023 agent non-commission based fees receivable and short-term advances totaled $7,487 and $7,268, of which the Company recognized expected credit losses of $2,363 and $2,204, respectively.

5.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Computer hardware and software	$ 38,372	$ 37,444
Furniture, fixture, and equipment	2,253	2,254
Total depreciable property and equipment	40,625	39,698
Less: accumulated depreciation	(29,778)	(27,733)
Depreciable property, net	10,847	11,965
Discontinued operations	(9)	(11)
Assets under development	1,393	1,013
Property, plant, and equipment, net	$ 12,231	$ 12,967

For the three months ended March 31, 2024 and 2023 depreciation expense was $2,059 and $2,067, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $16,682 as of March 31, 2024 and $16,982 as of December 31, 2023. As of March 31, 2024, the Company recorded cumulative translation adjustment of ($300) related to Canadian goodwill. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the three months ended March 31, 2024, no events occurred that indicated it was more likely than not that goodwill was impaired. The following tables present definite-lived intangible assets as of March 31, 2024 and December 31, 2023, in thousands:

	March 31, 2024
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$ 2,661	($ 1,071)	$ 1,590
Existing technology	3,254	(1,351)	1,903
Non-competition agreements	461	(125)	336
Customer relationships	1,284	(675)	609
Licensing agreement	210	(210)	-
Intellectual property	2,836	(630)	2,206
Total intangible assets	$ 10,706	($ 4,062)	$ 6,644

	December 31, 2023
	Gross	Accumulated	Net Carrying
	Operations	Amortization	Amount
Trade name	$ 2,672	($ 1,030)	$ 1,642
Existing technology	3,263	(1,122)	2,141
Non-competition agreements	468	(125)	343
Customer relationships	1,285	(652)	633
Licensing agreement	210	(210)	-
Intellectual property	2,836	(583)	2,253
Total intangible assets	$ 10,734	($ 3,722)	$ 7,012

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended March 31, 2024 and 2023 was $340 and $512, respectively.

7.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended March 31,
	2024	2023
Common stock:
Balance, beginning of quarter	183,606,708	171,656,030
Shares issued for stock options exercised	211,158	113,208
Agent growth incentive stock compensation	353,688	656,436
Agent equity stock compensation	2,189,922	2,106,369
Balance, end of quarter	186,361,476	174,532,043

The Company’s equity programs described below are administered under the stockholder approved 2015 Equity Incentive Plan. The purpose of the equity plan is to retain the services of valued employees, directors, officers, agents, and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed real estate transaction in the form of common stock (the “Agent Equity Program” or “AEP”). If agents and brokers elect to receive portions of their commissions in common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable. The Company recognizes a 10% discount on these issuances for the period beginning January 1, 2024 through February 29, 2024, and a 5% discount on these issuances beginning as of March 1, 2024, as an additional cost of sales charge during the periods presented.

During the three months ended March 31, 2024 and 2023, the Company issued 2,189,922 and 2,106,369 shares of common stock, respectively, to agents and brokers with a value of $25,868 and $26,775, respectively, inclusive of discount.

Agent Growth Incentive Program

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks (the “Agent Growth Incentive Program” or “AGIP”). The incentive program encourages greater performance and awards agents with common stock based on achievement of performance milestones. Awards typically vest after performance benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are granted on a fixed-dollar amount of shares based on the achievement of performance metrics. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the performance metric is achieved.

For the three months ended March 31, 2024 and 2023 the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $8,827 and $9,660, respectively, of which the total amount of stock compensation attributable to liability classified awards was $650 and $993, respectively.

Agent Thrive Program

Announced in October 2023, the Thrive program provides a stock incentive to the individual teams of leaders of culturally aligned teams that join the Company as part of the program. After affiliating with the Company, the team leader becomes eligible to receive an award of the Company’s common stock through team performance benchmarks. Awards typically vest after production benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are based on a fixed-dollar amount of shares based on the achievement of production metrics. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the production metric is achieved.

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Stock grant liability balance at December 31, 2022	$ 3,885
Stock grant liability increase year to date	3,832
Stock grants reclassified from liability to equity year to date	(2,717)
Balance, December 31, 2023	$ 5,000
Stock grant liability increase year to date	650
Stock grants reclassified from liability to equity year to date	-
Balance, March 31, 2024	$ 5,650

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options typically have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended March 31, 2024 and 2023 the Company granted 353,656 and 88,553 stock options, respectively, to employees with an estimated grant date fair value of $6.93 and $8.18 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

10b5-1 Repurchase Plan

The Company maintains a stock repurchase program with program changes subject to Board consent. In June 2023, the Board approved increasing the stock repurchase program to $1.0 billion. From time to time, the Company adopts written trading plans pursuant to Rule 10b5-1 of the Exchange Act to conduct repurchases on the open market.

On January 10, 2022, the Company and Stephens Inc. entered into a form of Issuer Repurchase Plan (“Issuer Repurchase Plan”) which authorized Stephens to repurchase common stock of the Company, which is amended from time to time to adjust the monthly repurchase amount. Most recently, on March 6, 2024, the Board approved, and the Company entered into a seventh amendment to the Issuer Repurchase Plan to increase the monthly repurchase to (i) $20.0 million during the calendar months commencing March 1, 2024 through and including April 30, 2024, and (ii) $15.0 million during the calendar months commencing May 1, 2024 through and including December 31, 2024.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding.

The following table shows the share changes in treasury stock for the periods presented:

	Three Months Ended March 31,
	2024	2023
Treasury stock:
Balance, beginning of quarter	28,937,671	18,816,791
Repurchases of common stock	2,577,242	2,272,831
Balance, end of quarter	31,514,913	21,089,622

8.SEGMENT INFORMATION

The reportable segments presented below represent the Company’s segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its segments.

Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as a segment’s operating profit (loss) from continuing operations plus depreciation and amortization, litigation contingency and stock-based compensation expenses. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies. Historically, the Company has reported results for four reportable segments. In the first quarter of 2024, the Company determined that the Virbela segment qualified for reporting as discontinued operations.  In prior years, Virbela represented an operating and reporting segment under ASC 280.  Going forward, the remaining operations of Virbela will not meet the operating or reporting segment criteria, therefore, any operating results related to Virbela technology will be included in the

Other Affiliated Services segment.  Prior year segment information has been reclassified to remove Virbela from the segment disclosure, in accordance with discontinued operations treatment.

The Company’s three reportable segments are as follows:

●	North American Realty: includes real estate brokerage operations in the United States and Canada, as well as lead-generation and other real estate support services provided in North America.
●	International Realty: includes real estate brokerage operations in all other international locations.
●	Other Affiliated Services: includes our SUCCESS® Magazine, Frame® technology, and other smaller ventures.

The Company also reports corporate expenses, as further detailed below, as “Corporate and other” which include expenses incurred in connection with business development support provided to the agents as well as resources, including administrative, brokerage operations and legal functions.

All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Condensed Consolidated Financial Statements included herein. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The following table provides information about the Company’s reportable segments and a reconciliation of the total segment Revenues to consolidated Revenues and Adjusted Segment EBITDA to the consolidated operating profit (loss) from continuing operations and Goodwill (in thousands). Financial information for the comparable prior periods presented have been revised to conform with the current year presentation.

	Revenues
	Three Months Ended March 31,
	2024	2023
North American Realty	$ 927,137	$ 837,114
International Realty	15,596	10,758
Other Affiliated Services	1,788	1,677
Revenues reconciliation:
Segment eliminations	(1,467)	(1,096)
Consolidated revenues	$ 943,054	$ 848,453

	Adjusted EBITDA
	Three Months Ended March 31,
	2024	2023
North American Realty	$ 17,807	$ 21,203
International Realty	(3,355)	(3,676)
Other Affiliated Services	(767)	(681)
Corporate expenses and other	(2,643)	(2,223)
Consolidated Adjusted EBITDA	$ 11,042	$ 14,623

Operating (Loss) Profit Reconciliation:
Depreciation and amortization expense	2,399	2,215
Litigation contingency	16,000	-
Stock compensation expense	8,827	9,660
Stock option expense	1,990	2,746
Consolidated operating (loss) profit	($ 18,174)	$ 2

Goodwill
	March 31, 2024	December 31, 2023
North American Realty	$ 14,295	$ 14,595
International Realty	-	-
Other Affiliated Services	2,387	2,387
Segment and consolidated total	$ 16,682	$ 16,982

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income from continuing operations	($ 13,830)	$ 1,992
Net loss from discontinued operations	($ 1,809)	($ 539)
Denominator:
Weighted average shares - basic	154,740,334	152,546,766
Dilutive effect of common stock equivalents	-	3,121,946
Weighted average shares - diluted	154,740,334	155,668,712
Earnings per share:
Net (loss) income from continuing operations per share - basic	($ 0.09)	$ 0.01
Net (loss) income from discontinued operations per share - basic	($ 0.01)	($ 0.00)
Net (loss) income from continuing operations per share - diluted	($ 0.09)	$ 0.01
Net (loss) income from discontinued operations per share - diluted	($ 0.01)	($ 0.00)

For three months ended March 31, 2024 and 2023 total outstanding shares of common stock excluded 3,212,244 and 635,343 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for income tax expense (benefit) amounted to ($3.4) million and ($2.6) million for the three months ended March 31, 2024 and 2023, which represent effective tax rates of positive 18% and 238%, respectively. The provision for income tax benefit was primarily attributable to income(loss) from continuing and discontinuing operations, deductible stock-based compensation shortfalls and research and development credit. The effective tax rate differs from our statutory rates in both periods primarily due to the impact of the stock- based compensation and R&D tax credit.

The Company is subject to a wide variety of tax laws and regulations across the jurisdictions where it operates. Regulatory developments from the U.S. or international tax reform legislation could result in an impact to the Company's effective tax rate. The Company continues to monitor the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by the Organization for Economic Co-operation and Development (OECD) including the legislative adoption of Pillar II by countries, and all other tax regulatory changes, to evaluate the potential impact on future periods. The Company does not expect adoption of Pillar Two rules to have a significant impact on its consolidated financial statements during fiscal year 2024.

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

As of March 31, 2024 and December 31, 2023, the fair value of the Company’s money market funds was $46,665 and $46,268, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the period presented.

12.COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against us that could have a material adverse effect on the business, reputation, results of operations, cash flows or financial condition. Such litigation includes, but is not limited to, actions or claims relating to cyber-attacks, data breaches, the Real Estate Settlement Procedures Act (“RESPA”), the Telephone Consumer Protection Act of 1991 and state consumer protection laws, antitrust and anticompetition, worker classification, timely filing required SEC filings and non-compliance with contractual or other legal obligations.

The Company and its affiliated brokerage entities are among several defendants in eight U.S. and one Canadian putative class action lawsuits alleging that the Company participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of U.S. federal and state antitrust laws and federal Canadian antitrust laws, as applicable, as discussed further in our 2023 Annual Report and Note 13 – Subsequent Events to these unaudited consolidated financial statements (“antitrust litigation”). As of March 31, 2024, the Company has determined that it is probable that a loss associated with the antitrust litigation has occurred and that the lower boundary of potential loss is reasonably estimable.

Based on an analysis of settlements negotiated by co-defendants companies in similar legal matters and ongoing developments in the antitrust litigation, the Company has recorded a provision for loss of $16.0 million which represents the lower boundary of a reasonably possible range of loss. The high-end range of loss cannot be reasonably estimated at this time due to the dynamic nature of the lawsuit and the contingent nature of possible outcomes. We have determined that it is at least reasonably possible that the loss estimate provision could change in the near term and that such change could be material. This contingent uncertainty highlights the provisional nature of the current loss estimate. Additionally, we cannot provide any assurances that results of such litigation will not have a material adverse effect on our business, results of operations, cash flows or financial condition.

The Company continues to vigorously defend against these claims. However, due to the complexities inherent in such litigation, including the uncertainty of legal processes and potential developments in the cases, the ultimate liability may differ from the current provision. The Company will reassess this estimate as additional information becomes available or as circumstances change.

13.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On April 24, 2024, the Company’s Board of Directors declared a dividend of $0.05 per share which is expected to be payable on May 27, 2024, to stockholders of record as of the close of business on May 13, 2024. The ex-dividend date is expected to be on or around May 10, 2024. The dividend will be paid in cash.

Antitrust Litigation

On April 11, 2024, the Company was named in Shauntell Burton et al. v. Bluefield Realty Group, LLC, et al., Case No. 7:24-cv-01800-JDA (filed in the United States District Court for the District of South Carolina) (the “Burton Litigation”), brought by a putative class of residential property sellers, alleging that defendants participated in a system that resulted in sellers of residential property purportedly paying inflated buyer broker commissions in violation of federal antitrust law. As with the other antitrust litigation, the plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer-broker commissions or from otherwise restricting competition among brokers, an award of declaratory relief and damages or restitution on behalf of certain home sellers as well as attorneys’ fees and costs of suit. Plaintiffs allege joint and several liability and seek treble or other multiple damages. The Burton Litigation is in the pleadings phase and the Company intends to vigorously defend against all claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Item 1 A. – Risk Factors” in our 2023 Annual Report and “Item 1 A. – Risk Factors” in this Quarterly Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

This MD&A is divided into the following sections:

●	Operational Highlights for the Three Months Ended March 31, 2024
●	Overview
●	Market Conditions and Industry Trends
●	Key Business Metrics
●	Results of Operations
●	Business Segment Disclosures
●	Non-U.S. GAAP Financial Measures
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

All dollar amounts are in USD thousands except share amounts and per share data and as otherwise noted.

OPERATIONAL HIGHLIGHTS FOR THE THREE MONTHS ENDED MARCH 31, 2024

●	eXp ended the first quarter of 2024 with a global agent Net Promoter Score (“aNPS”) of 73.
●	Agents and brokers on the eXp Realty platform decreased 2% year-over-year to 85,780.
●	Transactions increased 8% year-over-year to 110,976.
●	Transaction volume increased 12% year-over-year to $37.2 billion.

OVERVIEW

eXp World Holdings, Inc. (the “Company”) was incorporated in Delaware on July 30, 2008 and launched the first cloud-based real estate brokerage offering agent-centric commission structure, revenue sharing, and agent equity opportunities in 2009. Today, the Company operates a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. A substantial portion of our revenue is derived from commissions received by our residential real estate brokerages which provide a full suite of brokerage and adjacent services (such as mortgage, title, and content creation) to our real estate agents and brokers. Our residential real estate agents and brokers affiliate their real estate licenses with us and operate their businesses utilizing our cloud-based technology platform to enhance their real estate business and optimize efficiencies. Our enabling and innovative technology platform is a robust suite of cloud-based applications and software services tailored for our real estate agents and brokers and targets business operations such as customer relationship management, marketing, client services, and brokerage functionalities. We succeed when our real estate professionals succeed and we remain focused on being the most agent-centric business on the planet.

Beginning in the first quarter of 2024, following the discontinuation of Virbela, eXp manages its operations in three operating business segments: North American Realty; International Realty; and Other Affiliated Services. While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions and believe we are well-positioned to capture additional revenue from such solutions.

Update Relating to Reportable Segments

In the first quarter of 2024, we determined that there has been a significant change to the Virbela business model. We have begun the process of winding down the Virbela business, which includes closing out current contracts and reducing our external customers.  Further, the technology is being replaced with Virbela Frame® technology that will be initially utilized internally within the Company.  We expect the process to wind down the Virbela business to be completed by the fourth quarter of 2024.  As a result of this change, the Company has determined that Virbela qualifies for reporting as discontinued operations and will be reported as discontinued operations in our consolidated balance sheet and condensed consolidated statements of comprehensive income. Prior year segment and financial statement information has been reclassified to reflect Virbela as discontinued operations. See Note 3 – Discontinued Operations to the condensed consolidated financial statements for additional information regarding the discontinuation of Virbela.

Strategy

Our strategy is to grow organically in North America and certain international markets by increasing our independent agent and broker network. Through our cloud-based operations and technology platform, we strive to achieve customer-focused efficiencies that allow us to increase market share and attain strong returns as we scale our business within the markets in which we operate. By building partnerships and strategically deploying capital, we seek to grow the business and enter attractive verticals and adjacent markets.

The Company’s primary emphasis is on achieving operational excellence for our real estate agents, which we monitor using the aNPS. We remain focused on optimizing our operating costs to match our revenue trends. One critical area of capital deployment during the first quarter of 2024 remained our Sustainable Revenue Share Plan (the “Revenue Share Plan”), whereby we pay real estate professionals affiliated with the Company a portion of eXp Realty’s commission for their contribution to Company growth. Regular evaluations are conducted to ensure the plan’s continued alignment with the Company's overarching objectives and for regulatory compliance.

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

Beginning in the second quarter of 2022, several macroeconomic conditions have been contributing to the slowdown in the U.S. residential real estate market, which directly impacts our business and financial results.  These conditions include, but are not limited to rising inflation, rising mortgage interest rates driven by the Federal Reserve Board increasing federal funds rate, volatility in the U.S. equity markets and continued unrest around the world.

The Company believes it is well positioned to grow its market share in the current market conditions. We have a strong base of agent support, which should drive organic market share growth, retention and productivity.  Additionally, we offer agents a low-cost, high-engagement model, which affords agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners who want to survive and thrive during market fluctuations.  We have an efficient operating model with lower fixed costs driven by our cloud-based model, with no brick-and-mortar locations.

National Housing Inventory

In the first quarter of 2024, the continued increase of mortgage rates and higher home prices have contributed to a rise in inventory levels, as measured in months of supply. According to NAR, inventory of existing homes for sale in the U.S. was 1.1 million as of March 2024 (preliminary) compared to 970,000 at the end of March 2023. This represents 3.2 months of inventory in 2024 compared to 2.7 months of inventory in the prior year.

Mortgage Interest Rates

Persistently high mortgage rates during the first quarter of 2024 continue to negatively impact the demand for homebuying.  Based on Freddie Mac data, the average rate for a 30-year, conventional, fixed rate mortgage was 6.8% in March 2024 compared to 6.3% in March 2023.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 103.0 for February 2024 (preliminary) from 109.3 for February 2023. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The housing affordability index has been declining year over year due to mortgage rate conditions and higher average home prices driven by constrained inventory levels.

Existing Home Sales Transactions and Prices

According to NAR, existing home sale transactions decreased to an annual rate of 4.2 million in March 2024 (preliminary) compared to 4.4 million in March 2023, a decrease of 3.7%.

According to NAR, the nationwide existing home sales average price for March of 2024 (preliminary) was $393,500 compared to $375,300 in March 2023, an increase of 4.8%.

The declining home sales transactions and increased prices in the U.S. have negatively impacted our transaction and volume metrics.

Legal & Regulatory Environment

See Part II, Item 1 of this Quarterly Report for a discussion of the current legal environment and how such environment could potentially impact our business, results of operations, cash flows or financial condition.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Three Months Ended March 31,		Change
	2024	2023	2024 vs. 2023	% Change

Performance:
Agent NPS	73	70	3	4%
Agent count	85,780	87,327	(1,547)	(2)%
Real estate sales transactions	91,780	87,101	4,679	5%
Real estate sales volume	$ 37,154,750	$ 33,241,616	$ 3,913,134	12%
Other real estate transactions	19,196	15,204	3,992	26%
Real estate per transaction cost	$ 650	$ 613	$ 37	6%
Revenues	$ 943,054	$ 848,453	$ 94,601	11%
Operating profit (loss)	($ 18,174)	$ 2	($ 18,176)	(908,800)%
Adjusted EBITDA(1)	$ 11,042	$ 14,623	($ 3,581)	(24)%

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net income (loss) from continuing operations, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, see “Non-U.S. GAAP Financial Measures”.

Revenue and adjusted EBITDA are key financial measures, and we review these measures to evaluate and drive our core operating performance.

Agent net promoter score (aNPS)

aNPS is a scale-based measure of customer satisfaction and an aNPS above 50 is considered excellent. aNPS plays a crucial role in attracting and retaining agents and teams, especially during a period marked by market contraction, due to lower transaction volumes and higher mortgage rates. Despite the challenging market conditions, the Company’s aNPS was 73 in the first quarter of 2024 compared to 70 in the first quarter of 2023, due to our continuous investment in agent onboarding, expert care, transaction processing process and technology.

Agent count

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

The number of agents declined 2% in the first quarter of 2024, compared to the first quarter of 2023, as we continue to off board less productive agents.  However, we are committed to retaining our most productive agents in the United States and Canada through the execution of our growth strategies and the end-to-end suite of services we offer our agents.

Real estate sales transactions and volume

Real estate sales transactions are based on the side (buyer or seller) of each real estate transaction and are recorded when our agents and brokers represent buyers and/or sellers in the purchase or sale, respectively, of a home. The number of real estate transactions is a key driver of our revenue and profitability. Transaction volume represents the total sales value for all transactions and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, economic growth, local inventory levels, mortgage interest rates, and seasonality.

Our real estate sales transactions and volume typically fluctuate with changes in the market’s existing home sales transactions as reported by NAR; however, company-specific initiatives influence the transaction volume and productivity of our agents. In the first quarter of 2024, compared to the first quarter of 2023, our real estate sales transactions increased 5% due to our agents’ productivity, which more than offset the decline in existing home sales in the U.S. as reported by the NAR. Transaction volume increased 12% due to increased transactions and increased home sales prices.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by our agents and brokers. The increase in other real estate transactions reflects the productivity of our agents and brokers.

Real estate per transaction cost

Real estate per transaction cost is measured as selling, general and administrative, sales and marketing and technology and development expenses resulting from our services that directly support our agents and brokers, divided by total transactions (real estate and other). Real estate per transaction cost increased 6% in the first quarter of 2024 compared to the first quarter of 2023, primarily due to strategic investments in personnel to support increased transaction volumes and agent NPS, and increased severance and employee-related expenses and legal expenses related to the antitrust lawsuits.

Revenues

Revenues represent the commission revenue earned by the Company for closed brokerage real estate transactions. In the first quarter of 2024, compared to the first quarter of 2023, the Company’s revenue increased due to increased real estate transactions driven by increased agent productivity and higher home sales prices, which more than offset declines in the U.S. real estate markets. Our revenues also increased due to increased international production in previously launched markets.

Operating profit (loss)

The operating loss in the first quarter of 2024 of $18.2 million compared to operating profit of $0.2 million in the first quarter of 2023, reflects the litigation contingency accrual of $16 million, and increased legal expenses related to the antitrust lawsuits, as well as increased severance and employee-related expenses, partially offset by increased revenues, net of agent commissions and other agent-related costs.

Adjusted EBITDA

Management reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA, for the three months ended March 31, 2024 was $11.0 million compared to $14.6 million at March 31, 2023. The decrease in adjusted EBITDA reflects increased legal expenses related to the antitrust lawsuits, as well as increased severance and employee-related expenses, partially offset by increased revenues, net of agent commissions and other agent-related costs.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

	Three Months Ended	Three Months Ended	Change 2024 vs. 2023
	March 31, 2024	March 31, 2023	$	%

	(In thousands)
Statement of Operations Data:
Revenues	$ 943,054	$ 848,453	$ 94,601	11%
Operating expenses
Commissions and other agent-related costs	864,746	776,838	87,908	11%
General and administrative expenses	62,582	54,626	7,956	15%
Technology and development expenses	14,761	14,060	701	5%
Sales and marketing expenses	3,139	2,927	212	7%
Litigation contingency	16,000	-	16,000	-%
Total operating expenses	961,228	848,451	112,777	13%
Operating (loss) income	(18,174)	2	(18,176)	(908,800)%
Other (income) expense
Total (income) expense, net	(1,188)	(874)	(314)	(36)%
Equity in losses of unconsolidated affiliates	149	342	(193)	(56)%
Total other (income) expense, net	(1,039)	(532)	(507)	(95)%
Income (loss) before income tax expense	(17,135)	534	(17,669)	(3,309)%
Income tax benefit	(3,305)	(1,458)	(1,847)	(127)%
Net (loss) income from continuing operations	(13,830)	1,992	(15,822)	(794)%
Adjusted EBITDA (1)	$ 11,042	$ 14,623	($ 3,581)	(24)%
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) from continuing operations, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures.”

			Change 2024 vs. 2023
	March 31, 2024	March 31, 2023	$	%

	(In thousands, except percentages)
Revenues	$ 943,054	$ 848,453	$ 94,601	11%

Total revenues increased 11% as a result of an increase in real estate transactions compared to the same period in 2023, because of the unique productivity of our agents, which more than offset declines in the U.S. real estate market in the first quarter of 2024. Our revenue also increased due to increased home sales prices.

			Change 2024 vs. 2023
	March 31, 2024	March 31, 2023	$	%

	(In thousands, except percentages)
Commissions and other agent-related costs	$ 864,746	$ 776,838	$ 87,908	11%

Commissions and other agent-related costs increased 11% primarily because of the increase in real estate transactions and increased home sales prices. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

			Change 2024 vs. 2023
	March 31, 2024	March 31, 2023	$	%

	(In thousands, except percentages)
General and administrative expenses	$ 62,582	$ 54,626	$ 7,956	15%

General and administrative expenses increased 15% due to increased severance and employee-related expenses and increased legal expenses related to the antitrust lawsuits. General and administrative expenses include costs related to wages, employee stock compensation, and other general overhead expenses.

			Change 2024 vs. 2023
	March 31, 2024	March 31, 2023	$	%

	(In thousands, except percentages)
Technology and development expenses	$ 14,761	$ 14,060	$ 701	5%

Technology and development expenses increased 5% and include employee and other costs related to the maintenance and development of the technology used by our agents and our employees.

			Change 2024 vs. 2023
	March 31, 2024	March 31, 2023	$	%

	(In thousands, except percentages)
Sales and marketing expenses	$ 3,139	$ 2,927	$ 212	7%

Sales and marketing expenses increased 7% due to advertising in the U.S. and Canada residential real estate market.

			Change 2024 vs. 2023
	March 31, 2024	March 31, 2023	$	%

	(In thousands, except percentages)
Total other (income) expense, net	($ 1,039)	($ 532)	($ 507)	(95)%

Other (income) increased 95% primarily due to increased interest income when compared to the first quarter of 2023.  Other (income) expense include interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

Income Tax Benefit

The Company’s provision for income tax (benefit) amounted to ($3.4) million and ($2.6) million for the three months ended March 31, 2024 and 2023, respectively, which represented effective tax rates of positive 18% and 238%, respectively. The provision for income tax (benefit) expense was primarily attributable to income (loss) from continuing and discontinuing operations, deductible stock-based compensation shortfalls and research and development credit.

			Change 2024 vs. 2023
	March 31, 2024	March 31, 2023	$	%

	(In thousands, except percentages)
Operating (loss) income	($ 18,174)	$ 2	($ 18,176)	(908,800)%

The operating loss in the first quarter of 2024 reflects the litigation contingency accrual of $16 million, and increased legal expenses related to the antitrust lawsuits, as well as increased severance and employee-related expenses, partially offset by increased revenues.

			Change 2024 vs. 2023
	March 31, 2024	March 31, 2023	$	%

	(In thousands, except percentages)
Adjusted EBITDA	$ 11,042	$ 14,623	($ 3,581)	(24)%

Adjusted EBITDA decreased 24% and reflects increased legal expenses related to the antitrust lawsuits, as well as increased severance and employee-related expenses, partially offset by increased revenues, net of commissions and other agent-related costs.

BUSINESS SEGMENT DISCLOSURES

See Note 8 – Segment Information to the unaudited condensed consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended	Change 2024 vs. 2023
	March 31, 2024	March 31, 2023	$	%

	(In thousands)
Statement of Operations Data:
Revenues
North American Realty	$ 927,137	$ 837,114	$ 90,023	11%
International Realty	15,596	10,758	4,838	45%
Other Affiliated Services	1,788	1,677	111	7%
Segment eliminations	(1,467)	(1,096)	(371)	(34)%
Total Consolidated Revenues	$ 943,054	$ 848,453	$ 94,601	11%
Adjusted Segment EBITDA(1)
North American Realty	17,807	21,203	($ 3,396)	(16)%
International Realty	(3,355)	(3,676)	321	9%
Other Affiliated Services	(767)	(681)	(86)	(13)%
Total Segment Adjusted EBITDA	13,685	16,846	(3,161)	(19)%
Corporate expenses and other	(2,643)	(2,223)	(420)	(19)%
Total Reported Adjusted EBITDA(1)	$ 11,042	$ 14,623	($ 3,581)	(24)%
(1)	Adjusted Segment EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss) from continuing operations, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted Segment EBITDA and Adjusted EBITDA and a reconciliation of such measures to operating profit and net income (loss) from continuing operations, respectively, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as operating profit (loss) from continuing operations plus depreciation and amortization and stock-based compensation expenses. Adjusted EBITDA is defined by us as net income (loss) from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, and stock option expense and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA and Adjusted EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenues increased 11% in the first quarter of 2024 compared to the same period in 2023 primarily due to increased real estate transactions and increased home sales prices, despite the challenging market in the U.S. residential real estate markets. Adjusted EBITDA decreased (16)% due to increased legal expenses, increased severance and employee-related expenses, partially offset by increased revenues, net of agent commissions and other agent-related costs.

International Realty revenues increased 45% in the first quarter of 2024 compared to the same period in 2023 primarily due to increased real estate transactions driven by increased production in previously launched markets. Adjusted EBITDA improved 9% in the first quarter of 2024 compared to the same period in 2023 due to increased revenue which was partially offset by increased selling, general and administrative expenses to support the incremental production in existing operations.

Other Affiliated Services revenues increased 7% due to Virbela Frame® revenue, which more than offset lower SUCCESS® revenues. Adjusted EBITDA decreased (13)% due to increases in selling, general and administrative expenses related to investing in business initiatives.

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

We define the non-U.S. GAAP financial measure of Consolidated Adjusted EBITDA to mean net income (loss) from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, litigation contingency, impairment charges, litigation contingency expenses, stock-based compensation expense and stock option expense. Adjusted Segment EBITDA is defined as operating profit (loss) from continuing operations plus depreciation and amortization and stock-based compensation expenses. We believe that Consolidated Adjusted EBITDA and Adjusted Segment EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted Segment EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted Segment EBITDA. In particular, we believe the exclusion of stock and stock option expenses, provides a useful supplemental measure in evaluating the performance of our underlying operations and provides better transparency into our results of operations.

We are presenting the non-U.S. GAAP measure of Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management, and because we believe this measure provides an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net income (loss) from continuing operations, the closest comparable U.S. GAAP measure. Some of these limitations are that:

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

The following tables present a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
Net (loss) income from continuing operations	($ 13,830)	$ 1,992
Total other (income) expense, net	(1,039)	(532)
Income tax (benefit) expense	(3,305)	(1,458)
Depreciation and amortization	2,399	2,215
Litigation contingency	16,000	-
Stock compensation expense (1)	8,827	9,660
Stock option expense	1,990	2,746
Adjusted EBITDA	$ 11,042	$ 14,623
(1)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses and dividend payments. In addition, the Company has no known material cash requirements as of March 31, 2024, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions).

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Current assets	$ 300,377	$ 266,475
Current liabilities	(204,292)	(141,640)
Net working capital	$ 96,085	$ 124,835

For the three months ended March 31, 2024, net working capital decreased ($28.8) million, or (23)%, compared to December 31, 2023.

Cash Flows

The following table presents our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$ 60,654	$ 56,144
Net cash used in investment activities	(5,245)	(1,782)
Net cash used in financing activities	(40,809)	(36,205)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(589)	594
Net change in cash, cash equivalents and restricted cash	$ 14,011	$ 18,751

For the three months ended March 31, 2024, net cash provided by operating activities increased $4.5 million compared to the same period in 2023.  The increase in operating activities was primarily driven by increased customer deposits, partially offset by the decrease in working capital.

For the three months ended March 31, 2024, net cash used in our investing increased primarily due to cash used for investments in our affiliates compared to 2023.

For the three months ended March 31, 2024 and 2023 net cash flows used in financing activities primarily were related to stock repurchases and the payment of cash dividends.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the 2023 Annual Report, which provides a description of our critical accounting policies. There were no changes to critical accounting policies or estimates as reflected in our 2023 Annual Report. For additional information regarding our critical accounting policies and estimates, see the Critical Accounting Policies and Estimates section of MD&A included in our 2023 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposures to market risk since December 31, 2023. For details on the Company's interest rate and foreign currency exchange, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2023 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (as the principal executive officer) and Principal Financial Officer, to allow timely decisions regarding required disclosures.

As of March 31, 2024, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 12 - Commitments and Contingencies and Note 13 – Subsequent Events to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding the Company’s legal proceedings, which is incorporated herein by reference. We cannot provide any assurances that results of such litigation will not have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown. For a discussion of our potential risks and uncertainties, please see in Part I, Item 1A Risk Factors of the 2023 Annual Report. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the risk factors disclosed in Part I, Item 1A of 2023 Annual Report, which are hereby incorporated by reference into this Part II, Item 1A of this Quarterly Report, and the modified risk factor set forth below, there have been no material changes to the Company’s risk factors as disclosed in the 2023 Annual Report.

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

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages, which verdict was appealed on October 31, 2023. That same day, the Company, along with other brokerage and non-brokerage defendants, were named as defendants in Gibson v. National Association of Realtors, alleging a similar fact pattern and antitrust violations. Since that time, the Company has been named as a defendant in additional putative class action lawsuits alleging similar fact patterns and antitrust violations. NAR and certain brokerage defendants have settled certain of these lawsuits (which lawsuits remain subject to final court approval), which include both monetary and non-monetary settlement terms. Those settlement terms may impact business practices within the industry which could adversely impact the Company’s business, results of operations, and financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/1/2024-1/31/2024	442,369	$ 13.65	442,369	$ 424,569,747
2/1/2024-2/29/2024	496,925	12.06	496,925	418,569,828
3/1/2024-3/31/2024	1,637,948	11.23	1,637,948	399,073,544
Total	2,577,242	$ 12.31	2,577,242
(1)	In December 2018, the Board approved a stock repurchase program authorizing the Company to purchase its common stock. In November 2019, the Board amended the repurchase program, increasing the total amount authorized to be purchased from $25.0 million to $75.0 million. In December 2020, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $400.0 million to $500.0 million. In June 2023, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 6 – Stockholders’ Equity to the consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On February 29, 2024, Glenn Sanford, the Company’s Chairman of the Board and Chief Executive Officer, adopted a Rule 10b5–1 trading arrangement (as defined in Item 408 of Regulation S-K). The duration of the trading arrangement is through May 21, 2025. The aggregate number of shares of the Company’s common stock that may be sold pursuant to the trading arrangement is 4,800,000.

On March 25, 2024, Randall Miles, the Company’s director and Vice Chair of the Board, adopted a Rule 10b5–1 trading arrangement (as defined in Item 408 of Regulation S-K). The duration of the trading arrangement is through June 30, 2025. The aggregate number of shares of the Company’s common stock that may be sold pursuant to the trading arrangement is 240,000.

Except as set forth in this Item 5, during the three months ended March 31, 2024, no other directors of officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit	Exhibit			Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Restated Certificate of Incorporation	10-K	3.1	2/28/2023

3.2	Restated Bylaws	10-K	3.2	2/28/2023

4.1	Description of Securities	10-K	4.1	2/22/2024

10.1	Seventh Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	3/8/2024

10.2*†	Separation and Release of Claims Agreement, dated March 20, 2024, by and between eXp Realty, LLC and Shoeb Ansari

10.3*	U.S. Form of eXp Realty, LLC Independent Contractor Agreement

10.4*	U.S. Form of eXp Realty, LLC Policies & Procedures

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2024	eXp World Holdings, Inc.
(Registrant)

/s/ Kent Cheng
Kent Cheng
Chief Accounting Officer (Principal Financial Officer)