Form 10-Q
period 2024-06-30
EXP World Holdings, Inc.
filed 2024-07-31
CIK 1495932

tota

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐    No ☒

There were 153,733,373 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of June 30, 2024.

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

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions of the future. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, including, but not limited to:

●	the impact of macroeconomic conditions on the strength of the residential real estate market;
●	the impact of monetary policies of the U.S. federal government and its agencies on our operations;
●	the impact of changes in consumer attitudes on home sale transaction volume;
●	the impact of excessive or insufficient home inventory supply on home sale transaction value;
●	our ability to effectively manage rapid growth in our business;
●	our ability to attract and retain additional qualified personnel;
●	changes in tax laws and regulations that may have a material adverse effect on our business;
●	our ability to protect our intellectual property rights;
●	the impact of security breaches, interruptions, delays and failures in our systems and operations on our business;
●	financial condition and reputation;
●	our ability to predict the demand or growth of our new products and services;
●	our ability to maintain our agent growth rate;
●	the impact of adverse outcomes in litigation and regulatory actions against us and other companies and agents in our industry on our business; and
●	the effect of inflation and continuing high interest rates on real estate transaction values and our operating results, profits and cash flows.

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

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 108,395	$ 125,873
Restricted cash	85,126	44,020
Accounts receivable, net of allowance for credit losses of $1,527 and $2,204, respectively	133,896	85,343
Prepaids and other assets	7,082	9,275
Current assets of discontinued operations	1,068	1,964
TOTAL CURRENT ASSETS	335,567	266,475
Property, plant, and equipment, net	11,789	12,967
Other noncurrent assets	10,815	7,410
Intangible assets, net	5,965	7,012
Deferred tax assets	66,916	69,253
Goodwill	19,673	16,982
Noncurrent assets of discontinued operations	6,706	5,569
TOTAL ASSETS	$ 457,431	$ 385,668

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 11,529	$ 8,788
Customer deposits	86,496	44,550
Accrued expenses	122,497	86,483
Litigation contingency	16,000	-
Other liabilities	23	10
Current liabilities of discontinued operations	560	1,809
TOTAL CURRENT LIABILITIES	237,105	141,640
Long-term payable	-	20
TOTAL LIABILITIES	237,105	141,660

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 189,947,235 issued and 153,733,373 outstanding at June 30, 2024; 183,606,708 issued and 154,669,037 outstanding at December 31, 2023	2	2
Additional paid-in capital	883,704	804,833
Treasury stock, at cost: 36,213,862 and 28,937,671 shares held, respectively	(626,825)	(545,559)
Accumulated deficit	(35,100)	(16,769)
Accumulated other comprehensive (loss) income	(1,455)	332
Total eXp World Holdings, Inc. stockholders' equity	220,326	242,839
Equity attributable to noncontrolling interest	-	1,169
TOTAL EQUITY	220,326	244,008
TOTAL LIABILITIES AND EQUITY	$ 457,431	$ 385,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$ 1,295,244	$ 1,231,116	$ 2,238,298	$ 2,079,569
Operating expenses
Commissions and other agent-related costs	1,197,668	1,135,615	2,062,414	1,912,453
General and administrative expenses	61,160	64,917	123,742	119,543
Technology and development expenses	14,848	14,888	29,609	28,948
Sales and marketing expenses	3,031	2,860	6,170	5,787
Litigation contingency	-	-	16,000	-
Total operating expenses	1,276,707	1,218,280	2,237,935	2,066,731
Operating income	18,537	12,836	363	12,838
Other (income) expense
Other (income) expense, net	(1,749)	(1,294)	(2,937)	(2,168)
Equity in losses of unconsolidated affiliates	374	143	523	485
Total other (income) expense, net	(1,375)	(1,151)	(2,414)	(1,683)
Income before income tax expense	19,912	13,987	2,777	14,521
Income tax expense	8,146	2,632	4,841	1,174
Net income (loss) from continuing operations	11,766	11,355	(2,064)	13,347
Net income (loss) from discontinued operations	617	(1,933)	(1,192)	(2,472)
Net income (loss)	$ 12,383	$ 9,422	($ 3,256)	$ 10,875

Earnings (loss) per share
Basic, net income (loss) from continuing operations	$ 0.08	$ 0.07	($ 0.01)	$ 0.09
Basic, net income (loss) from discontinued operations	$ 0.00	($ 0.01)	($ 0.01)	($ 0.02)
Basic, net income (loss)	$ 0.08	$ 0.06	($ 0.02)	$ 0.07
Diluted, net income (loss) from continuing operations	$ 0.08	$ 0.07	($ 0.01)	$ 0.09
Diluted, net income (loss) from discontinued operations	$ 0.00	($ 0.01)	($ 0.01)	($ 0.02)
Diluted, net income (loss)	$ 0.08	$ 0.06	($ 0.02)	$ 0.07
Weighted average shares outstanding
Basic	153,580,879	153,249,120	154,160,607	152,899,883
Diluted	155,984,147	156,693,959	154,160,607	156,119,627
Comprehensive income (loss):
Net income (loss)	$ 12,383	$ 9,422	($ 3,256)	$ 10,875
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(898)	64	(1,787)	707
Comprehensive income (loss) attributable to eXp World Holdings, Inc.	$ 11,485	$ 9,486	($ 5,043)	$ 11,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock:
Balance, beginning of period	$ 2	$ 2	$ 2	$ 2
Balance, end of period	2	2	2	2
Treasury stock:
Balance, beginning of period	(578,591)	(414,926)	(545,559)	(385,010)
Repurchases of common stock	(48,234)	(48,812)	(81,266)	(78,728)
Balance, end of period	(626,825)	(463,738)	(626,825)	(463,738)
Additional paid-in capital:
Balance, beginning of period	841,576	650,383	804,833	611,872
Shares issued for stock options exercised	75	946	1,052	1,253
Agent growth incentive stock compensation	9,495	9,236	17,403	17,903
Agent equity stock compensation	30,588	38,876	56,456	65,652
Stock option compensation	1,970	2,365	3,960	5,126
Balance, end of period	883,704	701,806	883,704	701,806
Accumulated (deficit) earnings:
Balance, beginning of period	(39,993)	15,580	(16,769)	20,723
Net income (loss)	12,383	9,422	(3,256)	10,875
Dividends declared and paid ($0.05 and $0.045 per share of common stock in Q2 2024 and Q2 2023, respectively)	(7,490)	(6,864)	(15,075)	(13,460)
Balance, end of period	(35,100)	18,138	(35,100)	18,138
Accumulated other comprehensive income (loss):
Balance, beginning of period	(557)	879	332	236
Foreign currency translation gain (loss)	(898)	64	(1,787)	707
Balance, end of period	(1,455)	943	(1,455)	943
Noncontrolling interest:
Balance, beginning of period	-	1,169	1,169	1,169
Transactions with noncontrolling interests	-	-	(1,169)	-
Balance, end of period	-	1,169	-	1,169
Total equity	$ 220,326	$ 258,320	$ 220,326	$ 258,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	($ 3,256)	$ 10,875
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	3,950	4,163
Amortization expense - intangible assets	1,413	1,195
Allowance for credit losses on receivables/bad debt on receivables	(677)	(2,470)
Equity in loss of unconsolidated affiliates	523	485
Agent growth incentive stock compensation expense	18,157	18,148
Stock option compensation	3,975	5,126
Agent equity stock compensation expense	56,456	65,652
Deferred income taxes, net	2,337	3,370
Changes in operating assets and liabilities:
Accounts receivable	(48,871)	(45,266)
Prepaids and other assets	1,841	367
Customer deposits	41,946	50,854
Accounts payable	2,741	(3,069)
Accrued expenses	35,243	49,273
Long term payable	-	(4,692)
Litigation contingency	16,000	-
Other operating activities	23	157
NET CASH PROVIDED BY OPERATING ACTIVITIES	131,801	154,168
INVESTING ACTIVITIES
Purchases of property, plant, equipment	(2,772)	(3,433)
Purchase of business	(3,150)	-
Investments in unconsolidated affiliates	(3,938)	(5,350)
Capitalized software development costs in intangible assets	(509)	(1,179)
NET CASH USED IN INVESTING ACTIVITIES	(10,369)	(9,962)
FINANCING ACTIVITIES
Repurchase of common stock	(81,266)	(78,728)
Proceeds from exercise of options	1,052	1,253
Transactions with noncontrolling interests	(1,169)	-
Dividends declared and paid	(15,075)	(13,460)
NET CASH USED IN FINANCING ACTIVITIES	(96,458)	(90,935)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1,346)	620
Net change in cash, cash equivalents and restricted cash	23,628	53,891
Cash, cash equivalents and restricted cash, beginning balance	169,893	159,383
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 193,521	$ 213,274
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 1,542	$ 1,833
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease obligation - operating lease	-	837
Property, plant and equipment increase due to transfer of right-of-use lease asset	-	1,100

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

In the first quarter of 2024, the Company determined that there has been a significant change to the Virbela business model.  As our customers evolve post-COVID, including return-to-work-offices, and in light of ongoing internal and external demand for web-accessible platforms and artificial intelligence solutions, we have experienced a decline in demand for our application-based platform, Virbela, and a rising interest in our web-accessible platform, Virbela Frame®. Accordingly, the Company has begun the process of winding down the Virbela business, which includes closing out current contracts, and reducing its external customers and internal employee support. Further, the technology is being replaced with Virbela Frame® technology that will be primarily utilized internally within the Company. The Company expects the process to wind down the Virbela business to be completed by the fourth quarter of 2024. As a result of this change, the Company determined that winding down of the Virbela business qualifies for reporting as discontinued operations in the Company’s condensed consolidated balance sheet and the Company’s condensed consolidated statements of comprehensive income (loss).

Prior period financial statement information has been reclassified to reflect Virbela as discontinued operations. For more information See Note 3 – Discontinued Operations.

In prior years, Virbela represented an operating and reporting segment under ASC 280. As a result of the Company’s decision to wind down the Virbela business in the first quarter of 2024, the Company determined that the remaining operations of Virbela do not meet the operating or reporting segment criteria; therefore, any operating results related to Virbela and Virbela Frame® technologies are included in the Other Affiliated Services segment beginning in the first quarter of 2024. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of eXp and its consolidated subsidiaries, including those entities in which we have a variable interest of which we are the primary beneficiary. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or does not exercise control over the operations and has less than 50% ownership, it will use the equity method or the cost method of accounting for investments. Entities in which the Company has less than a 20% investment and where the Company does not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, June 30, 2023	$ 124,714	$ 88,560	$ 213,274
Balance, December 31, 2023	$ 125,873	$ 44,020	$ 169,893
Balance, June 30, 2024	$ 108,395	$ 85,126	$ 193,521

3.	DISCONTINUED OPERATIONS

In accordance with ASC 205-20, the results of the Virbela business are presented as discontinued operations in the condensed consolidated statements of comprehensive income and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Virbela segment as assets and liabilities of discontinued operations in the condensed balance sheets. The following tables present the information for Virbela’s operations for the three and six months ended June 30, 2024 and 2023, and the balance sheet information as of June 30, 2024 and December 31, 2023 (in thousands).

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 684	$ 991
Accounts receivable, net of allowance for credit losses of $194 and $99, respectively	289	626
Prepaids and other assets	95	347
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	1,068	1,964
Property, plant, and equipment, net	7	11
Intangible assets, net	2,753	3,469
Deferred tax assets	3,946	2,089
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$ 7,774	$ 7,533

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$ 7	$ 110
Accrued expenses	553	1,699
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	560	1,809
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$ 560	$ 1,809

INCOME STATEMENT OF DISCONTINUED OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$ 4	$ 1,811	$ 653	$ 3,974
Operating expenses
Cost of revenue	910	796	1,589	1,517
General and administrative expenses	309	2,578	2,074	5,308
Technology and development expenses	99	158	215	509
Sales and marketing expenses	1	18	(2)	54
Total operating expenses	1,319	3,550	3,876	7,388
Operating (loss)	(1,315)	(1,739)	(3,223)	(3,414)
Other income
Other income, net	(6)	(5)	(23)	(11)
Total other income, net	(6)	(5)	(23)	(11)
(Loss) before income tax expense	(1,309)	(1,734)	(3,200)	(3,403)
Income tax benefit (expense)	1,926	(199)	2,008	931
Net income (loss) from discontinued operations	$ 617	($ 1,933)	($ 1,192)	($ 2,472)

4.	EXPECTED CREDIT LOSSES

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

The Company increases the allowance for expected credits losses when the Company estimates all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

Receivables from real estate property settlements totaled $128,814 and $81,004 of which the Company recognized expected credit losses of $88 and $-, respectively as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, agent non-commission based fees receivable and short-term advances totaled $7,092 and $7,268, of which the Company recognized expected credit losses of $1,439 and $2,204, respectively.

5.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Computer hardware and software	$ 38,830	$ 37,444
Furniture, fixture, and equipment	2,221	2,254
Total depreciable property and equipment	41,051	39,698
Less: accumulated depreciation	(31,451)	(27,733)
Depreciable property, net	9,600	11,965
Discontinued operations	(7)	(11)
Assets under development	2,196	1,013
Property, plant, and equipment, net	$ 11,789	$ 12,967

For the three months ended June 30, 2024 and 2023, depreciation expense was $1,891 and $2,096, respectively. For the six months ended June 30, 2024 and 2023 depreciation expense was $3,950 and $4,163, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $19,673 as of June 30, 2024 and $16,982 as of December 31, 2023. During the second quarter of 2024, the Company acquired a small real estate business, resulting in recording goodwill of $3,150. As of June 30, 2024, the Company recorded cumulative translation adjustment of ($459) related to Canadian goodwill. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the six months ended June 30, 2024, no events occurred that indicated it was more likely than not that goodwill was impaired. The following tables present definite-lived intangible assets as of June 30, 2024 and December 31, 2023, in thousands:

	June 30, 2024
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$ 2,655	($ 1,393)	$ 1,262
Existing technology	3,345	(1,498)	1,847
Non-competition agreements	458	(347)	111
Customer relationships	1,284	(698)	586
Licensing agreement	210	(210)	-
Intellectual property	2,836	(677)	2,159
Total intangible assets	$ 10,788	($ 4,823)	$ 5,965

	December 31, 2023
	Gross	Accumulated	Net Carrying
	Operations	Amortization	Amount
Trade name	$ 2,672	($ 1,030)	$ 1,642
Existing technology	3,263	(1,122)	2,141
Non-competition agreements	468	(125)	343
Customer relationships	1,285	(652)	633
Licensing agreement	210	(210)	-
Intellectual property	2,836	(583)	2,253
Total intangible assets	$ 10,734	($ 3,722)	$ 7,012

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended June 30, 2024 and 2023 was $1,073 and $683, respectively. Amortization expense for definite-lived intangible assets for the six months ended June 30, 2024 ended and 2023 was $1,413 and $1,195, respectively.

7.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock:
Balance, beginning of quarter	186,361,476	174,532,043	183,606,708	171,656,030
Shares issued for stock options exercised	14,286	79,599	225,444	192,807
Agent growth incentive stock compensation	678,825	730,003	1,032,513	1,386,439
Agent equity stock compensation	2,892,648	2,558,438	5,082,570	4,664,807
Balance, end of quarter	189,947,235	177,900,083	189,947,235	177,900,083

The Company’s equity programs described below are administered under the stockholder approved 2015 Equity Incentive Plan, as amended. The purpose of the equity plan is to retain the services of valued employees, directors, officers, agents, and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed real estate transaction in the form of common stock (the “Agent Equity Program” or “AEP”). If agents and brokers elect to receive portions of their commissions in common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable. The Company recognizes a 10% discount on these issuances prior to February 29, 2024, and a 5% discount on these issuances beginning as of March 1, 2024, as an additional cost of sales charge during the periods presented.

During the three months ended June 30, 2024 and 2023, the Company issued 2,892,648 and 2,558,438 shares of common stock, respectively, to agents and brokers with a value of $30,588 and $38,876, respectively, inclusive of discount. During the six months ended June 30, 2024 and 2023, the Company issued 5,082,570 and 4,664,807 shares of common stock, respectively, to agents and brokers with a value of $56,456 and $65,652, respectively, inclusive of discount.

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

For the three months ended June 30, 2024 and 2023 the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $9,329 and $8,488, respectively, of which the total amount of stock compensation attributable to liability classified awards was $638 and $345, respectively. For the six months ended June 30, 2024 and 2023 the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $18,157 and $18,148, respectively, of which the total amount of stock compensation attributable to liability classified awards was $1,288 and $1,338, respectively.

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

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Stock grant liability balance at December 31, 2022	$ 3,885
Stock grant liability increase year to date	3,832
Stock grants reclassified from liability to equity year to date	(2,717)
Balance, December 31, 2023	$ 5,000
Stock grant liability increase year to date	1,288
Stock grants reclassified from liability to equity year to date	(806)
Balance, June 30, 2024	$ 5,482

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options typically have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended June 30, 2024 and 2023, the Company granted 322,082 and 1,440,010 stock options, respectively, to employees with an estimated grant date fair value of $6.35 and $8.35 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model. During the six months ended June 30, 2024 and 2023 the Company granted 675,738 and 1,528,563 stock options, respectively, to employees with an estimated grant date fair value of $6.63 and $8.34 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

On January 10, 2022, the Company and Stephens Inc., a financial services firm that acts as an agent authorized to purchase shares on behalf of the Company, entered into a form of Issuer Repurchase Plan (“Issuer Repurchase Plan”) which authorized Stephens to repurchase common stock of the Company, which is amended from time to time to adjust the monthly repurchase amount. Most recently, on June 19, 2024, the Board approved, and the Company entered into an eighth amendment to the Issuer Repurchase Plan which provides for the repurchase of up to (i) $15.0 million during the calendar month commencing June 1, 2024 through and including June 30, 2024, (ii) $11.7 million during the calendar months commencing July 1, 2024 through and including September 30, 2024, and (iii) $8.3 million during the calendar months commencing October 1, 2024 through and including December 31, 2024.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the  applicable trade date. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding.

The following table shows the share changes in treasury stock for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Treasury stock:
Balance, beginning of quarter	31,514,913	21,089,622	28,937,671	18,816,791
Repurchases of common stock	4,698,949	3,222,275	7,276,191	5,495,106
Balance, end of quarter	36,213,862	24,311,897	36,213,862	24,311,897

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

The Company’s three reportable segments are as follows:

●	North American Realty: includes real estate brokerage operations in the United States and Canada, as well as lead-generation and other real estate support services provided in North America.
●	International Realty: includes real estate brokerage operations in all other international locations.
●	Other Affiliated Services: includes our SUCCESS® Magazine, Virbela Frame® technology, and other smaller ventures.

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

	Revenues		Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North American Realty	$ 1,274,621	$ 1,219,345	$ 2,201,758	$ 2,056,459
International Realty	20,316	11,991	35,912	22,748
Other Affiliated Services	1,467	1,072	3,255	2,749
Revenues reconciliation:
Segment eliminations	(1,160)	(1,292)	(2,627)	(2,387)
Consolidated revenues	$ 1,295,244	$ 1,231,116	$ 2,238,298	$ 2,079,569

	Adjusted EBITDA		Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North American Realty	$ 38,503	$ 34,122	$ 56,312	$ 55,325
International Realty	(2,376)	(3,782)	(5,731)	(7,458)
Other Affiliated Services	(988)	(1,168)	(1,755)	(1,849)
Corporate expenses and other	(2,325)	(2,325)	(4,968)	(4,548)
Consolidated Adjusted EBITDA	$ 32,814	$ 26,847	$ 43,858	$ 41,470

Operating Profit Reconciliation:
Depreciation and amortization expense	2,963	3,143	5,363	5,358
Litigation contingency	-	-	16,000	-
Stock compensation expense	9,329	8,488	18,157	18,148
Stock option expense	1,985	2,380	3,975	5,126
Consolidated operating profit	$ 18,537	$ 12,836	$ 363	$ 12,838

	Goodwill
	June 30, 2024	December 31, 2023
North American Realty	$ 17,286	$ 14,595
International Realty	-	-
Other Affiliated Services	2,387	2,387
Segment and consolidated total	19,673	16,982

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) from continuing operations	$ 11,766	$ 11,355	($ 2,064)	$ 13,347
Net income (loss) from discontinued operations	$ 617	($ 1,933)	($ 1,192)	($ 2,472)
Denominator:
Weighted average shares - basic	153,580,879	153,249,120	154,160,607	152,899,883
Dilutive effect of common stock equivalents	2,403,268	3,444,839	-	3,219,744
Weighted average shares - diluted	155,984,147	156,693,959	154,160,607	156,119,627
Earnings per share:
Net income (loss) from continuing operations per share - basic	$ 0.08	$ 0.07	($ 0.01)	$ 0.09
Net income (loss) from discontinued operations per share - basic	$ 0.00	($ 0.01)	($ 0.01)	($ 0.02)
Net income (loss) from continuing operations per share - diluted	$ 0.08	$ 0.07	($ 0.01)	$ 0.09
Net income (loss) from discontinued operations per share - diluted	$ 0.00	$ (0.01)	($ 0.01)	($ 0.02)

For three months ended June 30, 2024 and 2023 total outstanding shares of common stock excluded 447,005 and 656,776 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive. For six months ended June 30, 2024 and 2023 total outstanding shares of common stock excluded 3,037,309 and 588,940 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for income tax expense from continuing operations amounted to $4.8 million and $1.2 million for the six months ended June 30, 2024 and 2023, which represent effective tax rates of positive 174.3% and 8.1% respectively. The provision for income tax expense was primarily attributable to deductible stock-based compensation shortfalls, research and development credit and non-deductible executive compensation. The effective tax rate differs from our statutory rates in both periods primarily due to the impact of the stock- based compensation, R&D tax credit and non-deductible executive compensation.

The Company is subject to a wide variety of tax laws and regulations across the jurisdictions where it operates. Regulatory developments from the U.S. or international tax reform legislation could result in an impact to the Company's effective tax rate. The Company continues to monitor the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by the Organization for Economic Co-operation and Development (OECD) including the legislative adoption of Pillar II by countries, and all other tax regulatory changes, to evaluate the potential impact on future periods. The Company does not expect adoption of Pillar Two rules to have a significant impact on its condensed financial statements during fiscal year 2024.

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

As of June 30, 2024 and December 31, 2023, the fair value of the Company’s money market funds was $42,455 and $46,268, respectively.

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

The Company and its affiliated brokerage entities are among several defendants in eight U.S. and one Canadian putative class action lawsuits alleging that the Company participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of U.S. federal and state antitrust laws and federal Canadian antitrust laws, as applicable, as discussed further in our 2023 Annual Report and below, and one U.S. putative class action lawsuit alleging that the Company participated in a system that resulted in buyers of residential property paying inflated home prices as a result of sellers paying inflated buyer broker commissions in violation of federal and Illinois antitrust laws, as discussed further below and in our 2023 Annual Report (collectively, the “antitrust litigation”).

As of June 30, 2024, the Company has determined that it is probable that a loss associated with the antitrust litigation has occurred and that the lower boundary of potential loss is reasonably estimable.

Based on an analysis of settlements negotiated by co-defendants companies in similar legal matters and ongoing developments in the antitrust litigation, the Company has recorded a provision for loss of $16.0 million in the first quarter of 2024, which represents the lower boundary of a reasonably possible range of loss. The high-end range of loss cannot be reasonably estimated at this time due to the dynamic nature of the lawsuit and the contingent nature of possible outcomes. We have determined that it is at least reasonably possible that the loss estimate provision could change in the near term and that such change could be material. Additionally, we cannot provide any assurances that results of such litigation will not have a material adverse effect on our business, results of operations, cash flows or financial condition.

The Company continues to vigorously defend against these claims. However, due to the complexities inherent in such litigation, including the uncertainty of legal processes and potential developments in the cases, the ultimate liability may differ from the current provision. The Company will reassess this estimate as additional information becomes available or as circumstances change.

On May 22, 2024, Texas Capital Bank (“TCB”) entered into a Change in Terms Agreement (the “Change Agreement”) with SUCCESS Lending, LLC (“SUCCESS Lending”), an indirect subsidiary and unconsolidated joint venture of the Company, to modify certain terms of that certain Mortgage Warehouse Agreement entered into by and between TCB and SUCCESS Lending in April 2022. The Change Agreement reduces the size of the warehouse credit line provided by TCB to SUCCESS Lending under the Mortgage Warehouse Agreement from $25 million to $10 million.

13.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On July 26, 2024, the Company’s Board of Directors declared a dividend of $0.05 per share which is expected to be payable on August 30, 2024, to stockholders of record as of the close of business on August 14, 2024. The ex-dividend date is expected to be on or around August 13, 2024. The dividend will be paid in cash.

Commitments

On July 22, 2024, Flagstar Bank FSB (“Flagstar”) assigned that certain Mortgage Warehouse Agreement entered into in March 2022 (the “SUCCESS Credit Agreement”) with SUCCESS Lending to JPMorgan Chase Bank, National Association (“JPMorgan”). The SUCCESS Credit Agreement provided SUCCESS Lending with a revolving warehouse credit line of up to $25 million. In connection with the assignment of the SUCCESS Credit Agreement to JPMorgan, Flagstar also assigned to JPMorgan the related Capital Maintenance Agreement (the “Capital Maintenance Agreement”), pursuant to which the Company agreed to provide certain funds necessary to ensure that SUCCESS Lending is at all times in compliance with its financial covenants under the SUCCESS Credit Agreement. The material terms of the Capital Maintenance Agreement remain unchanged and the Company’s capital commitment liability under the Capital Maintenance Agreement is limited to $2,000,000. In the event SUCCESS Lending fails to comply with its financial covenants, the Company may have to contribute additional capital up to the limit.

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

This MD&A is divided into the following sections:

●	Operational Highlights for the Three and Six Months Ended June 30, 2024
●	Overview
●	Market Conditions and Industry Trends
●	Key Business Metrics
●	Results of Operations
●	Business Segment Disclosures
●	Non-U.S. GAAP Financial Measures
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

All dollar amounts are in USD thousands except share amounts and per share data and as otherwise noted.

OPERATIONAL HIGHLIGHTS FOR THE THREE MONTHS ENDED JUNE 30, 2024

●	eXp ended the second quarter of 2024 with a global agent Net Promoter Score (“aNPS”) of 76.
●	Agents and brokers on the eXp Realty platform decreased (1)% year-over-year to 87,111.
●	Transactions increased 4% year-over-year to 143,318.
●	Transaction volume increased 7% year-over-year to $51.9 billion.

OPERATIONAL HIGHLIGHTS FOR THE SIX MONTHS ENDED JUNE 30, 2024

●	eXp ended the six months ended June 30, 2024 with a global aNPS of 75.
●	Agents and brokers on the eXp Realty platform decreased (1)% year-over-year to 87,111.
●	Transactions increased 6% year-over-year to 254,294.
●	Transaction volume increased 9% year-over-year to $89.1 billion.

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

Discontinued Operations

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

Over the last several quarters, several macroeconomic conditions have been contributing to the slowdown in the U.S. residential real estate market, which directly impacts our business and financial results. These conditions include, but are not limited to rising inflation, rising mortgage interest rates driven by the Federal Reserve Board increasing federal funds rate, volatility in the U.S. equity markets and continued unrest around the world.

In April 2019, the National Association of REALTORS® (“NAR”) and certain brokerages and franchisors were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). The Company has been named as one of several defendants in similar class action suits, as discussed further in Note 12 – Commitments and Contingencies to these unaudited consolidated financial statements. In March 2024, NAR entered a settlement agreement to resolve on a class wide basis the claims against NAR in the NAR Class Action (the “NAR Settlement”). In addition to a monetary payment, NAR agreed to change certain business practices, including changes to cooperative compensation and buyer agreements, which business practice changes go into effect on August 17, 2024. eXp is proactively preparing its agents for the effective date of the NAR Settlement by offering comprehensive training sessions focused on compliance and best practices, addressing the clarifications in commission transparency and buyer representation agreements, providing resources such as buyer-representation agreement forms, and providing trainings to agents so that they understand the new guidelines and can integrate them into their operations.

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

National Housing Inventory

During the second quarter of 2024, the continued increase of mortgage rates and higher home prices have contributed to a rise in inventory levels, as measured in months of supply. According to NAR, inventory of existing homes for sale in the U.S. was 1,320,000 as of June 2024 (preliminary) compared to 1,070,000 at the end of June 2023. This represents 4.1 months of inventory in 2024 compared to 3.1 months of inventory in the prior year.

Mortgage Interest Rates

Persistently high mortgage rates during the first quarter of 2024 continue to negatively impact the demand for homebuying. Based on Freddie Mac data, the average rate for a 30-year, conventional, fixed rate mortgage was 6.86% in June 2024 compared to 6.71% in June 2023.

Housing Affordability Index

According to NAR, the composite housing affordability index decreased to 93.1 for May 2024 (preliminary) from 99.6 for May 2023. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The housing affordability index has been declining year over year due to mortgage rate conditions and higher average home prices driven by constrained inventory levels.

Existing Home Sales Transactions and Prices

According to NAR, existing home sale transactions decreased to an annual rate of 3.89 million in June 2024 (preliminary) compared to 4.11 million in June 2023, a decrease of 5.4%.

According to NAR, the nationwide existing home sales average price for June 2024 (preliminary) was $426,900 compared to $410,100 in June 2023, an increase of 4.1%.

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

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except transactions and agent count)
Performance:
Agent NPS	76	72	75	71
Agent count	87,111	88,248	87,111	88,248
Real estate sales transactions	120,613	119,277	212,393	206,378
Real estate sales volume	$ 51,915,639	$ 48,570,132	$ 89,070,389	$ 81,811,749
Other real estate transactions	22,705	17,922	41,901	33,126
Real estate per transaction cost	$ 488	$ 533	$ 559	$ 567
Revenues	$ 1,295,244	$ 1,231,116	$ 2,238,298	$ 2,079,569
Operating profit (loss)	$ 18,537	$ 12,836	$ 363	$ 12,838
Adjusted EBITDA(1)	$ 32,814	$ 26,847	$ 43,858	$ 41,470

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net income (loss) from continuing operations, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, see “Non-U.S. GAAP Financial Measures”.

Revenue and adjusted EBITDA are key financial measures, and we review these measures to evaluate and drive our core operating performance.

Agent net promoter score (aNPS)

aNPS is a scale-based measure of customer satisfaction and an aNPS above 50 is considered excellent. aNPS plays a crucial role in attracting and retaining agents and teams, especially during a period marked by market contraction, due to lower transaction volumes and higher mortgage rates. Despite the challenging market conditions, the Company’s aNPS was 76 and 75 for the three and six months ended June 30, 2024, respectively compared to 72 and 71 for the same periods of 2023, respectively, due to our continuous investment in agent onboarding, expert care, transaction processing process and technology.

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

The number of agents declined (1)% in the first six months of 2024, compared to the same period of 2023, as we continue to off board less productive agents. However, we are committed to retaining our most productive agents in the United States and Canada through the execution of our growth strategies and the end-to-end suite of services we offer our agents.

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

Our real estate sales transactions and volume typically fluctuate with changes in the market’s existing home sales transactions as reported by NAR; however, company-specific initiatives influence the transaction volume and productivity of our agents. For the three months and six months ended June 30, 2024, compared to the same periods of 2023, our real estate sales transactions increased 1% and 3%, respectively, due to our agents’ productivity, which more than offset the decline in existing home sales in the U.S. as reported by the NAR. For the three months and six months ended June 30, 2024, compared to the same periods of 2023, transaction volume increased 7% and 9%, respectively, due to increased transactions and home sale prices.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by our agents and brokers. The increase in other real estate transactions reflects the productivity of our agents and brokers.

Real estate per transaction cost

Real estate per transaction cost is measured as selling, general and administrative, sales and marketing and technology and development expenses resulting from our services that directly support our agents and brokers, divided by total transactions (real estate and other). Real estate per transaction cost decreased (8)% and (1)% for the three months and six months ended June 30, 2024, respectively, primarily due to increased transactions and lower costs due to cost containment initiatives, partially offset by legal expenses related to the antitrust lawsuits.

Revenues

Revenues represent the commission revenue earned by the Company for closed brokerage real estate transactions. For the three months and six months ended June 30, 2024, compared to same periods of 2023, the Company’s revenue increased due to increased real estate transactions driven by increased agent productivity and higher home sales prices, which more than offset declines in the U.S. real estate markets. Our revenues also increased due to increased international production in previously launched markets.

Operating Profit

The operating profit in the second quarter of 2024 of $18.5 million compared to operating profit of $12.8 million in the second quarter of 2023, reflects increased revenues, net of agent commissions and other agent-related costs, and lower operating costs in 2024, partially offset by increased legal expenses related to the antitrust lawsuits. The operating profit for the six months ended June 30, 2024 of $0.4 million compared to operating profit of $12.8 million in the same period of 2023 reflects the litigation contingency accrual of $16 million, and increased legal expenses related to the antitrust lawsuits, and increased severance and employee-related expenses, partially offset by increased revenues, net of agent commissions and other agent-related costs.

Adjusted EBITDA

Management reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA, for the three months ended June 30, 2024 was $32.8 million compared to $26.8 million for the three months ended June 30, 2023. The increase in adjusted EBITDA reflects increased revenues, net of agent commissions and other agent-related costs, and lower operating costs, partially offset by legal expenses related to the antitrust lawsuits. Adjusted EBITDA for the six months ended June 30, 2024 was $43.9 million compared to $41.5 million for the same period of 2023. The increase in adjusted EBITDA reflects increased revenues, net of agent commissions and other agent-related costs, partially offset by legal expenses related to the antitrust lawsuits, as well as increased severance and employee-related expenses.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

	Three Months Ended	Three Months Ended	Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,295,244	$ 1,231,116	$ 64,128	5%
Operating expenses
Commissions and other agent-related costs	1,197,668	1,135,615	62,053	5%
General and administrative expenses	61,160	64,917	(3,757)	(6)%
Technology and development expenses	14,848	14,888	(40)	-%
Sales and marketing expenses	3,031	2,860	171	6%
Total operating expenses	1,276,707	1,218,280	58,427	5%
Operating income	18,537	12,836	5,701	44%
Other (income) expense
Total other (income) expense, net	(1,749)	(1,294)	(455)	(35)%
Equity in losses of unconsolidated affiliates	374	143	231	162%
Total other (income) expense, net	(1,375)	(1,151)	(224)	(19)%
Income before income tax expense	19,912	13,987	5,925	42%
Income tax expense	8,146	2,632	5,514	209%
Net income (loss) from continuing operations	11,766	11,355	411	4%
Adjusted EBITDA(1)	$ 32,814	$ 26,847	$ 5,967	22%
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) from continuing operations, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures.”

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Revenues	$ 1,295,244	$ 1,231,116	$ 64,128	5%

Total revenues increased 5% as a result of an increase in real estate transactions compared to the same period in 2023, because of the superior productivity of our agents, which more than offset declines in the U.S. real estate market in the second quarter of 2024. Our revenue also increased due to increased home sales prices.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Commissions and other agent-related costs	$ 1,197,668	$ 1,135,615	$ 62,053	5%

Commissions and other agent-related costs increased 5% primarily because of the increase in real estate transactions and increased home sales prices. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
General and administrative expenses	$ 61,160	$ 64,917	($ 3,757)	(6)%

General and administrative expenses decreased (6%) due to cost containment initiatives, reflected in lower expenses related to the shareholders summit in 2024, since it was conducted virtually, partially offset by increased legal expenses related to the antitrust lawsuit. General and administrative expenses include costs related to wages, employee stock compensation, and other general overhead expenses.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Technology and development expenses	$ 14,848	$ 14,888	($ 40)	0%

Technology and development expenses were relatively flat with prior year and include employee and other costs related to the maintenance and development of the technology used by our agents and our employees.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Sales and marketing expenses	$ 3,031	$ 2,860	$ 171	6%

Sales and marketing expenses increased 6% due to increased advertising in the U.S. and Canada residential real estate market.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Total other (income) expense, net	($ 1,375)	($ 1,151)	($ 224)	(19)%

Other (income) increased (19%) primarily due to increased interest income when compared to the second quarter of 2023.  Other (income) expense includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Income tax expense	$ 8,146	$ 2,632	$ 5,514	209%

The Company’s provision for income tax expense from continuing operations amounted to $8.1 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively, which represented effective tax rates of positive 40.9% and 18.8%, respectively. The provision for income tax expense was primarily attributable to deductible stock-based compensation shortfalls, research and development credit and non-deductible executive compensation.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

	Six Months Ended	Six Months Ended	Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands)
Statement of Operations Data:
Revenues	$ 2,238,298	$ 2,079,569	$ 158,729	8%
Operating expenses
Commissions and other agent-related costs	2,062,414	1,912,453	149,961	8%
General and administrative expenses	123,742	119,543	4,199	4%
Technology and development expenses	29,609	28,948	661	2%
Sales and marketing expenses	6,170	5,787	383	7%
Litigation contingency	16,000	-	16,000	-%
Total operating expenses	2,237,935	2,066,731	171,204	8%
Operating income	363	12,838	(12,475)	(97)%
Other (income) expense
Total other (income) expense, net	(2,937)	(2,168)	(769)	(35)%
Equity in losses of unconsolidated affiliates	523	485	38	8%
Total other (income) expense, net	(2,414)	(1,683)	(731)	(43)%
Income before income tax expense	2,777	14,521	(11,744)	(81)%
Income tax expense	4,841	1,174	3,667	312%
Net income (loss) from continuing operations	(2,064)	13,347	(15,411)	(115)%
Adjusted EBITDA (1)	$ 43,858	$ 41,470	$ 2,388	6%
(2)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) from continuing operations, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures.”

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Revenues	$ 2,238,298	$ 2,079,569	$ 158,729	8%

Total revenues increased 8% as a result of an increase in real estate transactions compared to the same period in 2023, because of the superior productivity of our agents, which more than offset declines in the U.S. real estate market in the first half of 2024. Our revenue also increased due to increased home sales prices.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Commissions and other agent-related costs	$ 2,062,414	$ 1,912,453	$ 149,961	8%

Commissions and other agent-related costs increased 8% primarily because of the increase in real estate transactions and increased home sales prices. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
General and administrative expenses	$ 123,742	$ 119,543	$ 4,199	4%

General and administrative expenses increased 4% due to increased severance and employee-related expenses and increased legal expenses related to the antitrust lawsuits, such increases were partially offset by lower costs related to the shareholders summit in 2024, since it was conducted virtually. General and administrative expenses include costs related to wages, employee stock compensation, and other general overhead expenses.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Technology and development expenses	$ 29,609	$ 28,948	$ 661	2%

Technology and development expenses increased 2% and include employee and other costs related to the maintenance and development of the technology used by our agents and our employees.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Sales and marketing expenses	$ 6,170	$ 5,787	$ 383	7%

Sales and marketing expenses increased 7% due to increased advertising in the U.S. and Canada residential real estate market.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Total other (income) expense, net	($ 2,414)	($ 1,683)	($ 731)	(43)%

Other (income) increased (43%) primarily due to increased interest income when compared to the first quarter of 2023. Other (income) expense include interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

			Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands, except percentages)
Income tax expense	$ 4,841	$ 1,174	$ 3,667	312%

The Company’s provision for income tax expense from continuing operations amounted to $4.8 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively, which represented effective tax rates of positive 174.3% and 8.1%, respectively. The provision for income tax expense was primarily attributable to deductible stock-based compensation shortfalls, research and development credit and non-deductible executive compensation.

BUSINESS SEGMENT DISCLOSURES

See Note 8 – Segment Information to the unaudited condensed consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the three months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands)
Statement of Operations Data:
Revenues
North American Realty	$ 1,274,621	$ 1,219,345	$ 55,276	5%
International Realty	20,316	11,991	8,325	69%
Other Affiliated Services	1,467	1,072	395	37%
Segment eliminations	(1,160)	(1,292)	132	10%
Total Consolidated Revenues	$ 1,295,244	$ 1,231,116	$ 64,128	5%
Adjusted Segment EBITDA(1)
North American Realty	38,503	34,122	$ 4,381	13%
International Realty	(2,376)	(3,782)	1,406	37%
Other Affiliated Services	(988)	(1,168)	180	15%
Total Segment Adjusted EBITDA	35,139	29,172	5,967	20%
Corporate expenses and other	(2,325)	(2,325)	(0)	-%
Total Reported Adjusted EBITDA(1)	$ 32,814	$ 26,847	$ 5,967	22%
(1)	Adjusted Segment EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss) from continuing operations, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted Segment EBITDA and Adjusted EBITDA and a reconciliation of such measures to operating profit and net income (loss) from continuing operations, respectively, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as operating profit (loss) from continuing operations plus depreciation and amortization and stock-based compensation expenses. Adjusted EBITDA is defined by us as net income (loss) from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, and stock option expense and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA and Adjusted EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenues increased 5% in the second quarter of 2024 compared to the same period in 2023 primarily due to increased real estate transactions and increased home sales prices, despite the challenging market in the U.S. residential real estate markets. Adjusted EBITDA increased 13% due to improved business efficiencies and reduced costs.

International Realty revenues increased 69% in the second quarter of 2024 compared to the same period in 2023 primarily due to increased real estate transactions driven by improved agent production in previously launched markets. Adjusted EBITDA improved 37% in the second quarter of 2024 compared to the same period in 2023 due to increased revenue and improved business efficiencies and reduced costs.

Other Affiliated Services revenues increased 37% due to Virbela Frame® revenue, which more than offset lower SUCCESS® revenues. Adjusted EBITDA improved 15% due to increased revenues and cost containment initiatives.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty.

The following table reflects the results of each of our reportable segments during the six months ended June 30, 2024 and 2023:

	Six Months Ended	Six Months Ended	Change 2024 vs. 2023
	June 30, 2024	June 30, 2023	$	%

	(In thousands)
Statement of Operations Data:
Revenues
North American Realty	$ 2,201,758	$ 2,056,459	$ 145,299	7%
International Realty	35,912	22,748	13,164	58%
Other Affiliated Services	3,255	2,749	506	18%
Segment eliminations	(2,627)	(2,387)	(240)	(10)%
Total Consolidated Revenues	$ 2,238,298	$ 2,079,569	$ 158,729	8%
Adjusted Segment EBITDA (1)
North American Realty	56,312	55,325	$ 987	2%
International Realty	(5,731)	(7,458)	1,727	23%
Other Affiliated Services	(1,755)	(1,849)	94	5%
Total Segment Adjusted EBITDA	48,826	46,018	2,808	6%
Corporate expenses and other	(4,968)	(4,548)	(420)	(9)%
Total Reported Adjusted EBITDA	$ 43,858	$ 41,470	$ 2,388	6%
(1)	Adjusted Segment EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss) from continuing operations, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted Segment EBITDA and Adjusted EBITDA and a reconciliation of such measures to operating profit and net income (loss) from continuing operations, respectively, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as operating profit (loss) from continuing operations plus depreciation and amortization and stock-based compensation expenses. Adjusted EBITDA is defined by us as net income (loss) from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, and stock option expense and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA and Adjusted EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenues increased 7% for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to increased real estate transactions and increased home sales prices, despite the challenging market in the U.S. residential real estate markets. Adjusted EBITDA increased 2% due to increased revenues, net of agent commissions and other agent-related costs, partially offset by increased legal expenses, increased severance and employee-related expenses.

International Realty revenues increased 58% for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to increased real estate transactions driven by improved agent production in previously launched markets. Adjusted EBITDA improved 23% for the six months ended June 30, 2024 compared to the same period in 2023 due to increased revenue and improved business efficiencies and reduced costs.

Other Affiliated Services revenues increased 18% due to Virbela Frame® revenue, which more than offset lower SUCCESS® revenues. Adjusted EBITDA improved 5% due to increased revenues, partially offset by increases in selling, general and administrative expenses related to investing in business initiatives.

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

We define the non-U.S. GAAP financial measure of Consolidated Adjusted EBITDA to mean net income (loss) from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense and stock option expense. Adjusted Segment EBITDA is defined as operating profit (loss) from continuing operations plus depreciation and amortization and stock-based compensation expenses. We believe that Consolidated Adjusted EBITDA and Adjusted Segment EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted Segment EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted Segment EBITDA. In particular, we believe the exclusion of stock and stock option expenses, provides a useful supplemental measure in evaluating the performance of our underlying operations and provides better transparency into our results of operations.

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

The following tables present a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income from continuing operations	$ 11,766	$ 11,355	($ 2,064)	$ 13,347
Total other (income) expense, net	(1,375)	(1,151)	(2,414)	(1,683)
Income tax (benefit) expense	8,146	2,632	4,841	1,174
Depreciation and amortization	2,963	3,143	5,363	5,358
Litigation contingency	-	-	16,000	-
Stock compensation expense (1)	9,329	8,488	18,157	18,148
Stock option expense	1,985	2,380	3,975	5,126
Adjusted EBITDA	$ 32,814	$ 26,847	$ 43,858	$ 41,470
(1)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses and dividend payments. In addition, the Company has no known material cash requirements as of June 30, 2024, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions).

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Current assets	$ 335,567	$ 266,475
Current liabilities	(237,105)	(141,640)
Net working capital	$ 98,462	$ 124,835

For the six months ended June 30, 2024, net working capital decreased ($26.4) million, or (21)%, compared to December 31, 2023, primarily due to increased accrued liabilities and accounts receivable, due to the increased revenues in the first half of 2024, compared to the last half of 2023.

Cash Flows

The following table presents our cash flows for the three months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$ 131,801	$ 154,168
Net cash used in investment activities	(10,369)	(9,962)
Net cash used in financing activities	(96,458)	(90,935)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1,346)	620
Net change in cash, cash equivalents and restricted cash	$ 23,628	$ 53,891

For the six months ended June 30, 2024, net cash provided by operating activities decreased ($22.4) million compared to the same period in 2023. The decrease in operating activities was primarily driven by decreased net income, agent equity stock compensation expense, and customer deposits, partially offset by favorable working capital changes.

For the six months ended June 30, 2024, net cash used in investing activities relates to cash used for purchases of property and equipment, acquisition of new business, and investments in affiliates and increased modestly compared to the same period of 2023.

For the six months ended June 30, 2024 and 2023 net cash flows used in financing activities increased $5.5 million compared to the same period in 2023, primarily driven by increased stock repurchases and the payment of cash dividends.

Acquisitions

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions, access new revenue streams, or otherwise complement or accelerate the growth of our existing operations. We may fund acquisitions or investments in complementary businesses with various sources of capital including existing cash balances and cash flow from operations. Acquisitions during the first six months of 2024 have not had a material impact on cash flow.

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

As of June 30, 2024, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 12 - Commitments to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding the Company’s legal proceedings, which is incorporated herein by reference. We cannot provide any assurances that results of such litigation will not have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown. For a discussion of our potential risks and uncertainties, please see in Part I, Item 1A Risk Factors of the 2023 Annual Report. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the risk factors disclosed in Part I, Item 1A of 2023 Annual Report, which are hereby incorporated by reference into this Part II, Item 1A of this Quarterly Report, the risk factor related to legal and regulatory matters and the modified risk factor related to our stock set forth below, there have been no material changes to the Company’s risk factors as disclosed in the 2023 Annual Report. Modifications to the risk factors below are designated by underlined text and removals are designated by ~~stricken~~ text.

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

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages ~~related to allegations of breach of federal and state antitrust laws, which matter remains subject to final court approval. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms, which also remain subject to final court approval. Since that time, the Company has been named in multiple putative class action complaints;~~ all defendants have since settled (some of which remain subject to final court approval). That same day, the Company, along with other brokerage and non-brokerage defendants, were named as defendants in Gibson v. National Association of Realtors, alleging a similar fact pattern and antitrust violations. Since that time, the Company has been named as a defendant in additional putative class action lawsuits alleging similar fact patterns and antitrust violations. NAR and certain brokerage defendants have settled certain of these lawsuits, which include both monetary and non-monetary settlement terms. Those settlement terms may impact business practices within the industry which could adversely impact the Company’s business, results of operations, and financial condition.

Risks Related to our Real Estate Business

The real estate market may be severely impacted by industry changes as the result of certain class action lawsuits, settlements, or government investigations.

The real estate industry faces significant pressure from private lawsuits and investigations by the Department of Justice (the “DOJ”) into antitrust issues.

In April 2019, the National Association of REALTORS® (“NAR”) and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX, and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and various of its co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages (all defendants have since settled, some of which remain subject to final court approval). Class action suits raising similar claims are already pending in this and other jurisdictions and the outcome of the NAR Class Action may result in additional such actions being filed. The Company has been named as one of several defendants in similar class action suits, as discussed further in our 2023 Annual Report, Note 12 – Commitments and Contingencies and Note 13 – Subsequent Events to these unaudited consolidated financial statements.

Defending against class action litigation is costly, may divert time and money away from our operations, and imposes a significant burden on management and employees. Also, the results of any such litigation or investigation cannot be predicted with certainty, and any negative outcome could result in payments of substantial monetary damages or fines, and/or undesirable changes to our operations or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected.

On March 15, 2024, NAR entered a settlement agreement to resolve on a class wide basis the claims against NAR in the NAR Class Action. In addition to a monetary payment of $418 million, NAR agreed to change certain business practices, including changes to cooperative compensation and buyer agreements. The NAR settlement agreement: (1) prohibits NAR and REALTOR® MLSs from requiring that listing brokers or sellers make offers of compensation to buyer brokers or other buyer representatives; (2) prohibits NAR, REALTOR® MLSs and MLS participants from making an offer of compensation on the MLS; and (3) requires all REALTOR® MLS participants to enter into a written buyer agreement specifying compensation before taking a buyer on tour. The NAR settlement received preliminary court approval on April 23, 2024.

These revised NAR rules and practices have caused and may require additional changes to our business model, including changes to agent and broker compensation and how we meet home buyers. Without mandated commission sharing, for example, we may see the introduction of hourly or a la carte services. Or, if buyers now compensate brokers, they may be more likely to contact listing agents directly, which could drive down dual agent broker commissions. Home lending rules and norms do not currently allow buyers to include buyer’s agent compensation in the balance of a home loan, which may impair the ability of homebuyers to pay their agent fees when purchasing a home. The amended rules and regulations also require us to get a buyer agreement signed before we take a home buyer on a first tour. This requirement may dissuade buyers from hiring the Company, thereby reducing the fees we receive from our agents. These and other shifts in the model for agent and broker compensation could significantly change the brokerage landscape overall and may adversely affect our financial condition and results of operations.

In addition to the NAR Class Action and various similar private actions already pending, beginning in 2018, the DOJ began investigating NAR for violations of the federal antitrust laws. The DOJ and NAR appeared to reach a resolution in November 2020, resulting in the filing of a Complaint and Proposed Consent Judgment pursuant to which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers. The DOJ has since sought to continue its investigation of NAR, and on April 5, 2024 a federal appeals court decided that the DOJ could reopen its investigation. It is uncertain what effect, if any, the resumption of the DOJ’s investigation could have on the larger real estate industry, including any further settlement that may result therefrom.

Risks Related to Our Stock

Because we can issue additional shares of common stock and because we issue stock under equity incentive plans, our stockholders may experience dilution in the future.

We are authorized to issue up to 900,000,000 shares of common stock, of which 183,606,708 shares were issued and 154,669,037 shares were outstanding as of December 31, 2023. Additionally, the Company maintains a 2015 Equity Incentive Plan and a 2024 Equity Incentive Plan from which employees, agents, brokers and certain service providers of the Company and its affiliates can receive awards of the Company’s common stock. As of ~~December 31~~ June 30, 2024, there were 88,596,220 shares registered and authorized under the 2015 Equity Incentive Plan, of which 1,782,991 ~~20,760,284~~ are available for future issuance. As of June 30, 2024, there were 150,000,000 shares authorized and 36,000,000 shares registered under the 2024 Equity Incentive Plan, of which 150,000,000 are available for future issuance, subject to registration. The Company will cease issuing shares under the 2015 Equity Incentive Plan once it switches to the 2024 Equity Incentive Plan, which is anticipated to occur during the fiscal quarter ended September 30, 2024. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders, subject to applicable Nasdaq listing rules. Consequently, current stockholders may experience more dilution in their ownership of our common stock in the future.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
4/1/2024-4/30/2024	2,002,515	$ 10.12	2,002,515	$ 379,074,101
5/1/2024-5/31/2024	1,327,188	11.91	1,327,188	364,074,109
6/1/2024-6/30/2024	1,369,246	10.90	1,369,246	349,080,915
Total	4,698,949	$ 10.98	4,698,949
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

2022, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $400.0 million to $500.0 million. In June 2023, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 7 – Stockholders’ Equity to the condensed financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended June 30, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit		Exhibit			Incorporated by Reference
Number		Description	Form	Exhibit	Filing Date/Period End Date
3.1		Restated Certificate of Incorporation	10-K	3.1	2/28/2023

3.2		Restated Bylaws	10-K	3.2	2/28/2023

10.1		Eighth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	6/20/2024

10.2*†		eXp World Holdings, Inc. 2024 Equity Incentive Plan

31.1*		Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

31.2*		Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

32.1**		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**		Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2024	eXp World Holdings, Inc.
(Registrant)

/s/ Kent Cheng
Kent Cheng
Chief Accounting Officer (Principal Financial Officer)