Form 10-Q
period 2024-09-30
EXP World Holdings, Inc.
filed 2024-11-07
CIK 1495932

tota

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐    No ☒

There were 153,551,386 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of September 30, 2024.

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

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions of the future. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, including, but not limited to:

●	the impact of macroeconomic conditions on the strength of the residential real estate market;
●	the impact of monetary policies of the U.S. federal government and its agencies on our operations;
●	the impact of changes in consumer attitudes on home sale transaction volume;
●	the impact of excessive or insufficient home inventory supply on home sale transaction value;
●	our ability to attract and retain additional qualified personnel;
●	changes in tax laws and regulations that may have a material adverse effect on our business;
●	our ability to protect our intellectual property rights;
●	the impact of security breaches, interruptions, delays and failures in our systems and operations on our business;
●	financial condition and reputation;
●	our ability to predict the demand or growth of our new products and services;
●	our ability to maintain our agent growth rate;
●	the impact of adverse outcomes in litigation and regulatory actions against us and other companies and agents in our industry on our business, including the outcome of any proposed settlements related to those actions; and
●	the effect of inflation and continuing high interest rates on real estate transaction values and our operating results, profits and cash flows.

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

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 130,432	$ 125,873
Restricted cash	65,308	44,020
Accounts receivable, net of allowance for credit losses of $1,334 and $2,204, respectively	105,148	85,343
Prepaids and other assets	7,709	9,275
Current assets of discontinued operations	988	1,964
TOTAL CURRENT ASSETS	309,585	266,475
Property, plant, and equipment, net	11,488	12,967
Other noncurrent assets	10,832	7,410
Intangible assets, net	6,322	7,012
Deferred tax assets	69,937	69,253
Goodwill	19,866	16,982
Noncurrent assets of discontinued operations	4,599	5,569
TOTAL ASSETS	$ 432,629	$ 385,668

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 10,647	$ 8,788
Customer deposits	67,060	44,550
Accrued expenses	109,531	86,483
Litigation contingency	34,000	-
Other liabilities	20	10
Current liabilities of discontinued operations	274	1,809
TOTAL CURRENT LIABILITIES	221,532	141,640
Long-term payable	-	20
TOTAL LIABILITIES	221,532	141,660

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 192,559,288 issued and 153,551,386 outstanding at September 30, 2024; 183,606,708 issued and 154,669,037 outstanding at December 31, 2023	2	2
Additional paid-in capital	924,570	804,833
Treasury stock, at cost: 39,007,902 and 28,937,671 shares held, respectively	(661,840)	(545,559)
Accumulated deficit	(51,095)	(16,769)
Accumulated other comprehensive (loss) income	(540)	332
Total eXp World Holdings, Inc. stockholders' equity	211,097	242,839
Equity attributable to noncontrolling interest	-	1,169
TOTAL EQUITY	211,097	244,008
TOTAL LIABILITIES AND EQUITY	$ 432,629	$ 385,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$ 1,231,187	$ 1,212,793	$ 3,469,485	$ 3,292,362
Operating expenses
Commissions and other agent-related costs	1,143,535	1,130,070	3,205,949	3,042,523
General and administrative expenses	61,390	60,363	185,132	179,905
Technology and development expenses	13,804	15,480	43,413	44,428
Sales and marketing expenses	2,792	3,175	8,962	8,962
Litigation contingency	18,000	-	34,000	-
Total operating expenses	1,239,521	1,209,088	3,477,456	3,275,818
Operating (loss) income	(8,334)	3,705	(7,971)	16,544
Other (income) expense
Other (income) expense, net	(801)	(702)	(3,738)	(2,871)
Equity in losses of unconsolidated affiliates	281	354	804	839
Total other (income) expense, net	(520)	(348)	(2,934)	(2,032)
(Loss) income before income tax expense	(7,814)	4,053	(5,037)	18,576
Income tax (benefit) expense	(1,333)	1,788	3,508	2,962
Net (loss) income from continuing operations	(6,481)	2,265	(8,545)	15,614
Net loss from discontinued operations	(2,025)	(916)	(3,217)	(3,390)
Net (loss) income	($ 8,506)	$ 1,349	($ 11,762)	$ 12,224

Earnings (loss) per share
Basic, net (loss) income from continuing operations	($ 0.04)	$ 0.01	($ 0.06)	$ 0.10
Basic, net (loss) income from discontinued operations	($ 0.01)	($ 0.01)	($ 0.02)	($ 0.02)
Basic, net (loss) income	($ 0.06)	$ 0.01	($ 0.08)	$ 0.08
Diluted, net (loss) income from continuing operations	($ 0.04)	$ 0.01	($ 0.06)	$ 0.10
Diluted, net (loss) income from discontinued operations	($ 0.01)	($ 0.01)	($ 0.02)	($ 0.02)
Diluted, net (loss) income	($ 0.06)	$ 0.01	($ 0.08)	$ 0.08
Weighted average shares outstanding
Basic	153,259,842	153,392,005	153,858,160	153,065,727
Diluted	153,259,842	158,183,888	153,858,160	156,834,985
Comprehensive (loss) income:
Net (loss) income	($ 8,506)	$ 1,349	($ 11,762)	$ 12,224
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	915	(527)	(872)	180
Comprehensive (loss) income attributable to eXp World Holdings, Inc.	($ 7,591)	$ 822	($ 12,634)	$ 12,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock:
Balance, beginning of period	$ 2	$ 2	$ 2	$ 2
Balance, end of period	2	2	2	2
Treasury stock:
Balance, beginning of period	(626,825)	(463,738)	(545,559)	(385,010)
Repurchases of common stock	(35,015)	(55,897)	(116,281)	(134,625)
Balance, end of period	(661,840)	(519,635)	(661,840)	(519,635)
Additional paid-in capital:
Balance, beginning of period	883,704	701,806	804,833	611,872
Shares issued for stock options exercised	592	3,507	1,644	4,761
Agent growth incentive stock compensation	8,747	10,238	26,150	28,142
Agent equity stock compensation	29,541	38,897	85,997	104,548
Stock option compensation	1,986	2,558	5,946	7,683
Balance, end of period	924,570	757,006	924,570	757,006
Accumulated (deficit) earnings:
Balance, beginning of period	(35,100)	18,138	(16,769)	20,723
Net (loss) income	(8,506)	1,349	(11,762)	12,224
Dividends declared and paid ($0.05 per share of common stock in each of Q3 2024 and Q3 2023)	(7,489)	(7,519)	(22,564)	(20,979)
Balance, end of period	(51,095)	11,968	(51,095)	11,968
Accumulated other comprehensive income (loss):
Balance, beginning of period	(1,455)	943	332	236
Foreign currency translation gain (loss)	915	(527)	(872)	180
Balance, end of period	(540)	416	(540)	416
Noncontrolling interest:
Balance, beginning of period	-	1,169	1,169	1,169
Transactions with noncontrolling interests	-	-	(1,169)	-
Balance, end of period	-	1,169	-	1,169
Total equity	$ 211,097	$ 250,926	$ 211,097	$ 250,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	($ 11,762)	$ 12,224
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	5,887	6,299
Amortization expense - intangible assets	1,855	1,849
Loss on disposition of business	-	472
Allowance for credit losses on receivables/bad debt on receivables	(870)	(2,211)
Equity in loss of unconsolidated affiliates	804	839
Agent growth incentive stock compensation expense	28,067	29,912
Stock option compensation	5,961	7,659
Agent equity stock compensation expense	85,997	104,548
Deferred income taxes, net	(684)	3,435
Changes in operating assets and liabilities:
Accounts receivable	(18,935)	(23,401)
Prepaids and other assets	1,978	(3,966)
Customer deposits	22,510	16,421
Accounts payable	1,858	(1,069)
Accrued expenses	21,114	28,039
Long term payable	-	(4,692)
Litigation contingency	34,000	-
Other operating activities	20	158
NET CASH PROVIDED BY OPERATING ACTIVITIES	177,800	176,516
INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(4,408)	(4,193)
Purchase of business	(3,150)	-
Proceeds from sale of business	-	330
Investments in unconsolidated affiliates	(4,236)	(5,525)
Capitalized software development costs in intangible assets	(1,165)	(1,930)
NET CASH USED IN INVESTING ACTIVITIES	(12,959)	(11,318)
FINANCING ACTIVITIES
Repurchase of common stock	(116,281)	(134,625)
Proceeds from exercise of options	1,644	4,761
Transactions with noncontrolling interests	(1,169)	-
Dividends declared and paid	(22,564)	(20,979)
NET CASH USED IN FINANCING ACTIVITIES	(138,370)	(150,843)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(624)	403
Net change in cash, cash equivalents and restricted cash	25,847	14,758
Cash, cash equivalents and restricted cash, beginning balance	169,893	159,383
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 195,740	$ 174,141
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$ 2,198	$ 2,382
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease obligation - operating lease	-	855
Contingent consideration for disposition of business	-	1,209
Property, plant and equipment increase due to transfer of right-of-use lease asset	-	1,100
Property, plant and equipment purchases in accounts payable	-	27

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or as noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (“eXp” or, collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) owns and operates a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our technology platform. We strategically prioritize our efforts to grow our real estate brokerage by strengthening our agent value proposition, developing immersive and cloud-based technology to enable our model and providing affiliate and media services supporting those efforts.

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

In the first quarter of 2024, the Company determined that there had been a significant change to the Virbela business model.  As our customers evolve post-COVID, including return-to-work-offices, and in light of ongoing internal and external demand for web-accessible platforms and artificial intelligence solutions, we experienced a decline in demand for our application-based platform, Virbela, and a rising interest in our web-accessible platform, Virbela Frame®. Accordingly, the Company has begun the process of winding down the Virbela business, which includes closing out current contracts, and reducing its external customers and internal employee support. Further, the technology is being replaced with Virbela Frame® technology that will be primarily utilized internally within the Company. The Company expects the process to wind down the Virbela business to be completed by the fourth quarter of 2024. As a result of this change, the Company determined that winding down of the Virbela business qualifies for reporting as discontinued operations in the Company’s condensed consolidated balance sheet and the Company’s condensed consolidated statements of comprehensive income (loss).

Prior period financial statement information has been reclassified to reflect Virbela as discontinued operations. For more information See Note 3 – Discontinued Operations.

In prior years, Virbela represented an operating and reporting segment under ASC 280. As a result of the Company’s decision to wind down the Virbela business in the first quarter of 2024, the Company determined that the remaining operations of Virbela do not meet the operating or reporting segment criteria; therefore, any operating results related to Virbela Frame® technologies are included in the Other Affiliated Services segment beginning in the first quarter of 2024. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q.

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

Joint ventures

A joint venture is a contractual arrangement whereby the Company and other parties undertake an economic activity through a jointly controlled entity. Joint control exists when strategic, financial, and operating policy decisions relating to the activities require the unanimous consent of the parties sharing control. Joint ventures are accounted for using the equity method and are recognized initially at cost. Joint ventures are typically included in the Other Affiliated Services segment unless the joint venture specifically supports one of the reportable segments.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, September 30, 2023	$ 120,141	$ 54,000	$ 174,141
Balance, December 31, 2023	$ 125,873	$ 44,020	$ 169,893
Balance, September 30, 2024	$ 130,432	$ 65,308	$ 195,740

3.	DISCONTINUED OPERATIONS

In accordance with ASC 205-20 Discontinued operations, the results of the Virbela business are presented as discontinued operations in the condensed consolidated statements of comprehensive loss and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Virbela segment as assets and liabilities of discontinued operations in the condensed consolidated balance sheets. The following tables present the information for Virbela’s operations for the three and nine months ended September 30, 2024 and 2023, and the balance sheet information as of September 30, 2024 and December 31, 2023.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 806	$ 991
Accounts receivable, net of allowance for credit losses of $189 and $99, respectively	108	626
Prepaids and other assets	74	347
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	988	1,964
Property, plant, and equipment, net	5	11
Intangible assets, net	1,553	3,469
Deferred tax assets	3,041	2,089
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$ 5,587	$ 7,533

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$ 16	$ 110
Accrued expenses	258	1,699
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	274	1,809
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$ 274	$ 1,809

INCOME STATEMENT OF DISCONTINUED OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$ -	$ 1,720	$ 653	$ 5,694
Operating expenses
Cost of revenue	911	818	2,500	2,335
General and administrative expenses	102	2,469	2,165	7,778
Technology and development expenses	80	256	294	765
Sales and marketing expenses	0	19	(2)	73
Total operating expenses	1,093	3,562	4,957	10,951
Operating (loss)	(1,093)	(1,842)	(4,304)	(5,257)
Other income
Other income, net	(6)	(6)	(17)	(16)
Total other income, net	(6)	(6)	(17)	(16)
(Loss) before income tax expense	(1,087)	(1,836)	(4,287)	(5,241)
Income tax benefit (expense)	(938)	920	1,070	1,851
Net loss from discontinued operations	($ 2,025)	($ 916)	($ 3,217)	($ 3,390)

4.	EXPECTED CREDIT LOSSES

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

Receivables from real estate property settlements totaled $99,988 and $81,004 of which the Company recognized expected credit losses of $30 and $-, respectively as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, agent non-commission based fees receivable and short-term advances totaled $6,791 and $7,268, of which the Company recognized expected credit losses of $1,304 and $2,204, respectively.

5.	PLANT, PROPERTY AND EQUIPMENT, NET

Plant, property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Computer hardware and software	$ 41,740	$ 37,444
Furniture, fixture, and equipment	2,220	2,254
Total depreciable property and equipment	43,960	39,698
Less: accumulated depreciation	(33,398)	(27,733)
Depreciable property, net	10,562	11,965
Discontinued operations	(5)	(11)
Assets under development	931	1,013
Property, plant, and equipment, net	$ 11,488	$ 12,967

For the three months ended September 30, 2024 and 2023, depreciation expense was $1,937 and $2,136, respectively. For the nine months ended September 30, 2024 and 2023 depreciation expense was $5,887 and $6,299, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $19,866 as of September 30, 2024 and $16,982 as of December 31, 2023. During the second quarter of 2024, the Company acquired a small real estate business, resulting in recording goodwill of $3,150. As of September 30, 2024, the Company recorded cumulative translation adjustment of ($266) related to Canadian goodwill. Additionally, if current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of the Company’s control change unfavorably, the estimated fair value of goodwill could be adversely affected, leading to a potential impairment in the future. For the nine months ended September 30, 2024, no events occurred that indicated it was more likely than not that goodwill was impaired. The following tables present definite-lived intangible assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$ 2,663	($ 1,473)	$ 1,190
Existing technology	3,439	(1,065)	2,374
Non-competition agreements	462	(378)	84
Customer relationships	1,284	(721)	563
Licensing agreement	210	(210)	-
Intellectual property	2,836	(725)	2,111
Total intangible assets	$ 10,894	($ 4,572)	$ 6,322

	December 31, 2023
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$ 2,672	($ 1,030)	$ 1,642
Existing technology	3,263	(1,122)	2,141
Non-competition agreements	468	(125)	343
Customer relationships	1,285	(652)	633
Licensing agreement	210	(210)	-
Intellectual property	2,836	(583)	2,253
Total intangible assets	$ 10,734	($ 3,722)	$ 7,012

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2024 and 2023 was $442 and $654, respectively. Amortization expense for definite-lived intangible assets for the nine months ended September 30, 2024 and 2023 was $1,855 and $1,849, respectively.

7.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock:
Balance, beginning of quarter	189,947,235	177,900,083	183,606,708	171,656,030
Shares issued for stock options exercised	95,037	610,132	320,481	802,939
Agent growth incentive stock compensation	308,790	387,999	1,341,303	1,774,438
Agent equity stock compensation	2,208,226	1,985,169	7,290,796	6,649,976
Balance, end of quarter	192,559,288	180,883,383	192,559,288	180,883,383

The Company’s equity programs described below were administered under the stockholder approved 2015 Equity Incentive Plan, as amended, for issuances prior to September 1, 2024, and under the stockholder approved 2024 Equity Incentive Plan for issuances on or after September 1, 2024. The purpose of the equity plan is to retain the services of valued employees, directors, officers, agents, and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

Agent Equity Program

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed real estate transaction in the form of common stock (the “Agent Equity Program” or “AEP”). If agents and brokers elect to receive portions of their commissions in common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable. The Company recognized a 10% discount on these issuances prior to February 29, 2024, and a 5% discount on these issuances beginning as of March 1, 2024, as an additional cost of sales charge during the periods presented.

During the three months ended September 30, 2024 and 2023, the Company issued 2,208,226 and 1,985,169 shares of common stock, respectively, to agents and brokers with a value of $29,541 and $38,897, respectively, inclusive of discount. During the nine months ended September 30, 2024 and 2023, the Company issued 7,290,796 and 6,649,976 shares of common stock, respectively, to agents and brokers with a value of $85,997 and $104,548, respectively, inclusive of discount.

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

For the three months ended September 30, 2024 and 2023 the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $9,910 and $11,764, respectively, of which the total amount of stock compensation attributable to liability classified awards was $891 and $1,458, respectively. For the nine months ended September 30, 2024 and 2023 the Company’s stock compensation expense attributable to the Agent Growth Incentive Program was $28,067 and $29,912, respectively, of which the total amount of stock compensation attributable to liability classified awards was $2,179 and $2,796, respectively.

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

The following table illustrates changes in the Company’s stock compensation liability for the periods presented:

Amount
Stock grant liability balance at December 31, 2022	$ 3,885
Stock grant liability increase year to date	3,832
Stock grants reclassified from liability to equity year to date	(2,717)
Balance, December 31, 2023	$ 5,000
Stock grant liability increase year to date	2,179
Stock grants reclassified from liability to equity year to date	(806)
Balance, September 30, 2024	$ 6,373

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options typically have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended September 30, 2024 and 2023, the Company granted 62,735 and 445,380 stock options, respectively, to employees with an estimated grant date fair value of $6.21 and $10.71 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model. During the nine months ended September 30, 2024 and 2023 the Company granted 738,473 and 1,973,943 stock options, respectively, to employees with an estimated grant date fair value of $6.57 and $8.87 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

On January 10, 2022, the Company and Stephens Inc. (“Stephens”), a financial services firm that acts as an agent authorized to purchase shares on behalf of the Company, entered into a form of Issuer Repurchase Plan (“Issuer Repurchase Plan”) which authorized Stephens to repurchase shares of common stock of the Company, which is amended from time to time to adjust the monthly repurchase amount. Most recently, on June 19, 2024, the Board approved, and the Company entered into an eighth amendment to the Issuer Repurchase Plan which provides for the repurchase of up to (i) $15.0 million during the calendar month commencing June 1, 2024 through and including June 30, 2024, (ii) $11.7 million during the calendar months commencing July 1, 2024 through and including September 30, 2024, and (iii) $8.3 million during the calendar months commencing October 1, 2024 through and including December 31, 2024.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the applicable trade date. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding.

The following table shows the share changes in treasury stock for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Treasury stock:
Balance, beginning of quarter	36,213,862	24,311,897	28,937,671	18,816,791
Repurchases of common stock	2,794,040	2,761,943	10,070,231	8,257,049
Forfeiture to treasury stock for acquisition	-	10,728	-	10,728
Balance, end of quarter	39,007,902	27,084,568	39,007,902	27,084,568

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

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North American Realty	$ 1,206,660	$ 1,198,207	$ 3,408,418	$ 3,254,666
International Realty	24,230	14,896	60,142	37,644
Other Affiliated Services	1,426	980	4,681	3,729
Revenues reconciliation:
Segment eliminations	(1,129)	(1,290)	(3,756)	(3,677)
Consolidated revenues	$ 1,231,187	$ 1,212,793	$ 3,469,485	$ 3,292,362

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North American Realty	$ 28,899	$ 27,169	$ 85,208	$ 82,495
International Realty	(1,670)	(2,647)	(7,401)	(10,105)
Other Affiliated Services	(1,282)	(918)	(3,037)	(2,767)
Corporate expenses and other	(2,005)	(2,812)	(6,973)	(7,360)
Consolidated Adjusted EBITDA	$ 23,942	$ 20,792	$ 67,797	$ 62,263

Operating Profit Reconciliation:
Depreciation and amortization expense	2,379	2,790	7,742	8,148
Litigation contingency	18,000	-	34,000	-
Stock compensation expense	9,910	11,764	28,067	29,912
Stock option expense	1,987	2,533	5,959	7,659
Consolidated operating (loss) profit	($ 8,334)	$ 3,705	($ 7,971)	$ 16,544

	Goodwill
	September 30, 2024	December 31, 2023
North American Realty	$ 17,479	$ 14,595
International Realty	-	-
Other Affiliated Services	2,387	2,387
Segment and consolidated total	19,866	16,982

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income from continuing operations	($ 6,481)	$ 2,265	($ 8,545)	$ 15,614
Net loss from discontinued operations	($ 2,025)	($ 916)	($ 3,217)	($ 3,390)
Denominator:
Weighted average shares - basic	153,259,842	153,392,005	153,858,160	153,065,727
Dilutive effect of common stock equivalents	-	4,791,883	-	3,769,258
Weighted average shares - diluted	153,259,842	158,183,888	153,858,160	156,834,985
Earnings per share:
Net income (loss) from continuing operations per share - basic	($ 0.04)	$ 0.01	($ 0.06)	$ 0.10
Net income (loss) from discontinued operations per share - basic	($ 0.01)	($ 0.01)	($ 0.02)	($ 0.02)
Net income (loss) from continuing operations per share - diluted	($ 0.04)	$ 0.01	($ 0.06)	$ 0.10
Net income (loss) from discontinued operations per share - diluted	$ (0.01)	$ (0.01)	($ 0.02)	($ 0.02)

For three months ended September 30, 2024 and 2023 total outstanding shares of common stock excluded 4,153,812 and 192,684 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive. For nine months ended September 30, 2024 and 2023 total outstanding shares of common stock excluded 3,309,505 and 679,425 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for income tax expense from continuing operations amounted to $3.5 million and $3.0 million for the nine months ended September 30, 2024 and 2023, which represent effective tax rates of negative (69.6%) and positive 15.9% respectively. The effective tax rate differs from our statutory rates in both periods primarily due to the impact of the stock-based compensation, research and development tax credit and non-deductible executive compensation.

The Company is subject to a wide variety of tax laws and regulations across the jurisdictions where it operates. Regulatory developments from the U.S. or international tax reform legislation could result in an impact to the Company's effective tax rate. The Company continues to monitor the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by the Organization for Economic Co-operation and Development (OECD) including the legislative adoption of Pillar II by countries, and all other tax regulatory changes, to evaluate the potential impact on future periods. The Company does not expect adoption of Pillar Two rules to have a significant impact on its condensed consolidated financial statements during fiscal year 2024.

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

As of September 30, 2024 and December 31, 2023, the fair value of the Company’s money market funds was $42,967 and $46,268, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the period presented.

12.COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against us that could have a material adverse effect on the business, reputation, results of operations, cash flows or financial condition. Such litigation includes, but is not limited to, actions or claims relating to cyber-attacks, data breaches, the Real Estate Settlement Procedures Act (“RESPA”), the Telephone Consumer Protection Act of 1991 and state consumer protection laws, antitrust and anticompetition, worker classification, timely filing required SEC filings, stockholder derivative actions and non-compliance with contractual or other legal obligations.

Antitrust Litigation

The Company and its affiliated brokerage entities were among several defendants in eight U.S. and one Canadian putative class action lawsuits alleging that the Company participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of U.S. federal and state antitrust laws and federal Canadian antitrust laws, as applicable, and one U.S. putative class action lawsuit alleging that the Company participated in a system that resulted in buyers of residential property paying inflated home prices as a result of sellers paying inflated buyer broker commissions in violation of federal and Illinois antitrust laws (collectively, the “antitrust litigation”). On October 1, 2024, the Company entered into a Settlement Term Sheet (the “Settlement”) with plaintiffs in the U.S. antitrust litigation filed by plaintiffs 1925 Hooper LLC and others in the Northern District of Georgia (the “Hooper Action”). The Company expects that the proposed Settlement would resolve all U.S. claims set forth in the Hooper Action, as well as all similar claims on a nationwide basis against the Company (collectively, the “Nationwide Claims”) and would release the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the United States from the Nationwide Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34,000 (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount is expected to be deposited into the Settlement Fund in installments, of which 50% of the settlement (or $17,000 ) will be deposited into the Settlement Fund within thirty business days after preliminary court approval of the Settlement and the final 50% (for $17,000) being deposited on or before the one-year anniversary of initial settlement payment. The Company intends to use available cash to pay the Settlement Amount. Management has determined that a $34.0 million loss is probable and have included an $18.0 million additional litigation contingency accrual recorded in the third quarter of 2024. While management has determined that loss in excess of the accrual is reasonably possible, it is currently unable to reasonably estimate the possible additional loss or range of possible additional loss because, among other reasons, (i) the settlement is subject to court approval and appeals processes, (ii) further developments in the legal proceedings, including but not limited to motions, or rulings, could impact the Company's exposure, and/or (iii) potential changes in law or precedent could affect the final determination of liability.

The Settlement remains subject to preliminary and final court approval and will become effective following any appeals process, if applicable. The Settlement and any actions taken to carry out the Settlement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. The Company continues to deny the material allegations of the complaints in the antitrust litigation. The Company entered into the Settlement after considering the risks and costs of continuing the litigation.

The Company continues to vigorously defend against the claims in the Canadian antitrust litigation. Management is currently unable to reasonably estimate the possible loss or range of possible loss for the Canadian antitrust litigation because, among other reasons, (i) the proceeding is in preliminary stages, (ii) specific damage amounts have not been sought, (iii) damages sought are, in our opinion, unsupported and/or exaggerated, (iv) there are significant factual issues to be resolved; and/or (v) there are novel legal issues or unsettled legal theories presented. For the Canadian antitrust litigation, we have not recorded any accruals as of September 30, 2024.While the Company does not expect such litigation to have a material adverse effect on our business, results of operations, cash flows or financial condition, due to the complexities inherent in such litigation, including the uncertainty of legal processes and potential developments in the cases, the ultimate liability may differ.

Derivative Litigation

Certain current and former directors and officers of the Company were named as defendants, and the Company was named as a nominal defendant, in a derivative lawsuit in the Court of Chancery of the State of Delaware, first filed on September 25, 2024, entitled Los Angeles City Employees’ Retirement System, on behalf of eXp World Holdings, Inc. v. Glenn Sanford, et. al. (C.A. No. 2024-0998-KSJM). The lawsuit alleges that certain current and former directors and officers breached fiduciary duties related to the Company’s response to reports of alleged sexual misconduct involving independent contractor real estate agents affiliated with the Company’s subsidiaries and that certain defendants had improper compensation arrangements allowing them to profit from the Company’s revenue share program in connection therewith. The complaint seeks a court declaration of fiduciary duty breaches, disgorgement of profits, damages with interest, injunctive relief for improved oversight of sexual misconduct allegations, and reimbursement of plaintiffs' costs, including expert and attorney fees. Although the Company does not anticipate that the outcome of such litigation will have a material adverse effect on its business, results of operations, cash flows, or financial condition, the inherent complexities and uncertainties of legal proceedings may result in a liability that differs from current expectations. Management is currently unable to reasonably estimate the possible loss or range of possible loss for this matter because, among other reasons, (i) the proceeding is in preliminary stages, (ii) specific damage amounts have not been sought, (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues or unsettled legal theories presented.

Capital Maintenance Agreements

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

13.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On November 4, 2024, the Company’s Board of Directors declared a dividend of $0.05 per share which is expected to be payable on December 2, 2024, to stockholders of record as of the close of business on November 18, 2024. The ex-dividend date is expected to be on or around November 15, 2024. The dividend will be paid in cash.

Antitrust Litigation

On October 1, 2024, the Company entered into the Settlement in the Hooper Action to resolve the Nationwide Claims, as discussed further in Note 12 – Commitments and Contingencies to these unaudited consolidated financial statements.

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

This MD&A is divided into the following sections:

●	Operational Highlights for the Three and Nine Months Ended September 30, 2024
●	Overview
●	Market Conditions and Industry Trends
●	Key Business Metrics
●	Results of Operations
●	Business Segment Disclosures
●	Non-U.S. GAAP Financial Measures
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates

All dollar amounts are in USD thousands except share amounts and per share data and as otherwise noted.

OPERATIONAL HIGHLIGHTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

●	eXp ended the third quarter of 2024 with a global agent Net Promoter Score (“aNPS”) of 76.
●	Agents and brokers on the eXp Realty platform decreased (4)% year-over-year to 85,249.
●	Transactions increased 1% year-over-year to 140,780.
●	Transaction volume increased 5% year-over-year to $50.8 billion.

OPERATIONAL HIGHLIGHTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

●	eXp ended the nine months ended September 30, 2024 with a global aNPS of 75.
●	Agents and brokers on the eXp Realty platform decreased (4)% year-over-year to 85,249.
●	Transactions increased 4% year-over-year to 395,074.
●	Transaction volume increased 7% year-over-year to $139.9 billion.

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

Discontinued Operations

In the first quarter of 2024, we determined that there had been a significant change to the Virbela business model. We have begun the process of winding down the Virbela business, which includes closing out current contracts and reducing our external customers. Further, the technology is being replaced with Virbela Frame® technology that will be initially utilized internally within the Company. We expect the process to wind down the Virbela business to be completed by the fourth quarter of 2024. As a result of this change, the Company has determined that Virbela qualifies for reporting as discontinued operations and will be reported as discontinued operations in our consolidated balance sheet and condensed consolidated statements of comprehensive income. Prior year segment and financial statement information has been reclassified to reflect Virbela as discontinued operations. See Note 3 – Discontinued Operations to the condensed consolidated financial statements for additional information regarding the discontinuation of Virbela.

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

The Company’s primary emphasis is on achieving operational excellence for our real estate agents, which we monitor using the aNPS. We remain focused on optimizing our operating costs to match our revenue trends. One critical area of capital deployment during the third quarter of 2024 remained our Sustainable Revenue Share Plan (the “Revenue Share Plan”), whereby we pay real estate professionals affiliated with the Company a portion of eXp Realty’s commission for their contribution to Company growth. Regular evaluations are conducted to ensure the plan’s continued alignment with the Company's overarching objectives and for regulatory compliance.

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

Over the last several quarters, several macroeconomic conditions have been contributing to the slowdown in the U.S. residential real estate market, which directly impacts our business and financial results. These conditions include, but are not limited to rising inflation, continued higher than average mortgage interest rates, volatility in the U.S. equity markets and continued unrest around the world.

In April 2019, the National Association of REALTORS® (“NAR”) and certain brokerages and franchisors were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). The Company was named as one of several defendants in similar class action suits, and has since entered into a settlement term sheet with plaintiffs in the Hooper Action, as discussed further in Note 12 – Commitments and Contingencies to these unaudited consolidated financial statements. In March 2024, NAR entered a settlement agreement to resolve on a class wide basis the claims against NAR in the NAR Class Action (the “NAR Settlement”). In addition to a monetary payment, NAR agreed to change certain business practices, including changes to cooperative compensation and buyer agreements, which business practice changes went into effect on August 17, 2024. eXp is empowering its agents in light of the NAR Settlement by offering comprehensive training sessions focused on compliance and best practices, addressing the clarifications in commission transparency and buyer representation agreements, providing resources such as buyer-representation agreement forms, and providing trainings to agents so that they understand the new guidelines and can integrate them into their operations.

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

National Housing Inventory

During the third quarter of 2024, the continued higher mortgage rates and higher home prices have contributed to a rise in inventory levels, as measured in months of supply. According to NAR, inventory of existing homes for sale in the U.S. was 1.39 million as of September 2024 (preliminary) compared to 1.13 million at the end of September 2023. This represents 4.3 months of inventory in 2024 compared to 3.4 months of inventory in the prior year.

Mortgage Interest Rates

While mortgage rates continue to be higher than historic averages and negatively impact the demand for homebuying, mortgage rates during the third quarter of 2024 declined from the prior year. Based on Freddie Mac data, the average rate for a 30-year, conventional, fixed rate mortgage was 6.08% in September 2024 compared to 7.3% in September 2023.

Housing Affordability Index

According to NAR, the composite housing affordability index increased to 98.6 for August 2024 (preliminary) from 91.1 for August 2023. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage. The housing affordability index has been declining year over year due to mortgage rate conditions and higher average home prices driven by constrained inventory levels.

Existing Home Sales Transactions and Prices

According to NAR, existing home sale transactions decreased to an annual rate of 3.84 million in September 2024 (preliminary) compared to 3.98 million in September 2023, a decrease of 3.5%.

According to NAR, the nationwide existing home sales average price for September 2024 (preliminary) was $404,500 compared to $392,700 in September 2023, an increase of 3.0%.

The declining home sales transactions in the U.S. have negatively impacted our transaction metrics, and increased home sales prices have positively impacted our sales volume metrics.

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

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except transactions and agent count)
Performance:
Agent NPS	76	74	75	72
Agent count	85,249	89,156	85,249	89,156
Real estate sales transactions	117,830	118,626	330,223	325,004
Real estate sales volume	$ 50,798,695	$ 48,526,164	$ 139,869,084	$ 130,337,913
Other real estate transactions	22,950	20,854	64,851	53,980
Real estate per transaction cost	$ 494	$ 497	$ 536	$ 541
Revenues	$ 1,231,187	$ 1,212,793	$ 3,469,485	$ 3,292,362
Operating (loss) profit	($ 8,334)	$ 3,705	($ 7,971)	$ 16,544
Adjusted EBITDA(1)	$ 23,942	$ 20,792	$ 67,797	$ 62,263

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. and should not be considered as an alternative to net (loss) income from continuing operations, operating (loss) income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations, see “Non-U.S. GAAP Financial Measures”.

Revenue and adjusted EBITDA are key financial measures, and we review these measures to evaluate and drive our core operating performance.

Agent net promoter score (aNPS)

aNPS is a scale-based measure of customer satisfaction and an aNPS above 50 is considered excellent. aNPS plays a crucial role in attracting and retaining agents and teams, especially during a period marked by market contraction, due to lower transaction volumes and higher mortgage rates. Despite the challenging market conditions, the Company’s aNPS was 76 and 75 for the three and nine months ended September 30, 2024, respectively compared to 74 and 72 for the same periods of 2023, respectively, due to our continuous investment in agent onboarding, expert care, transaction processing and technology.

Agent count

One of our key strengths is attracting real estate agent and broker professionals that contribute to our growth. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general including interest rates, declining transaction volume in the U.S., and industry practice changes in light of the NAR Settlement.

The number of agents declined (4)% in the first nine months of 2024, compared to the same period of 2023, as we continue to off board less productive agents. However, we are committed to retaining our most productive agents in the United States and Canada through the execution of our growth strategies and the end-to-end suite of services we offer our agents.

Real estate sales transactions and volume

Real estate sales transactions are based on the side (buyer or seller) of each real estate transaction and are recorded when our agents and brokers represent buyers or sellers in the purchase or sale, respectively, of a home. The number of real estate transactions is a key driver of our revenue and profitability. Transaction volume represents the total sales value for all transactions and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, economic growth, local inventory levels, mortgage interest rates, and seasonality.

Our real estate sales transactions and volume typically fluctuate with changes in the market’s existing home sales transactions as reported by NAR; however, company-specific initiatives influence the transaction volume and productivity of our agents. For the three and nine months ended September 30, 2024, compared to the same periods of 2023, our real estate sales transactions decreased (1)% and increased 2%, respectively, due to our agents’ improved productivity, and international growth, which more than offset the decline in existing home sales in the U.S. as reported by the NAR. For the three and nine months ended September 30, 2024, compared to the same periods of 2023, transaction volume increased

5% and 7%, respectively, due to increased transactions for the nine-month period and increased home sale prices for both periods in 2024.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by our agents and brokers. The increase in other real estate transactions reflects the productivity of our agents and brokers.

Real estate per transaction cost

Real estate per transaction cost is measured as selling, general and administrative, sales and marketing and technology and development expenses resulting from our services that directly support our agents and brokers, divided by total transactions (real estate and other). Real estate per transaction cost decreased (1)% for both the three and nine months ended September 30, 2024, primarily due to lower costs attributable to cost containment initiatives, partially offset by legal expenses related to the antitrust lawsuits.

Revenues

Revenues represent the commission revenue earned by the Company for closed brokerage real estate transactions. For the three and nine months ended September 30, 2024, compared to same periods of 2023, the Company’s revenue increased primarily due to higher home sales prices in both periods and in the nine-month period, increased real estate transactions driven by improved agent productivity and increased international production in previously launched markets.

Operating (Loss) Profit

The operating (loss) in the third quarter of 2024 of ($8.3) million includes $18.0 million additional litigation contingency accrual recorded in the third quarter of 2024, compared to operating profit of $3.7 million in the third quarter of 2023. The third quarter of 2024 reflects increased revenues, net of agent commissions and other agent-related costs, and lower operating costs in 2024, offset by increased legal expenses related to the antitrust lawsuits. The operating (loss) for the nine months ended September 30, 2024 of ($8.0) million includes $34.0 million litigation contingency accrual, compared to operating profit of $16.5 million in the same period of 2023, reflecting increased legal expenses related to the antitrust lawsuits, and increased severance and employee-related expenses, partially offset by increased revenues, net of agent commissions and other agent-related costs.

Adjusted EBITDA

Management reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA, for the three months ended September 30, 2024 was $23.9 million compared to $20.8 million for the three months ended September 30, 2023. The increase in adjusted EBITDA reflects increased revenues, net of agent commissions and other agent-related costs, and lower operating costs, partially offset by legal expenses related to the antitrust lawsuits. Adjusted EBITDA for the nine months ended September 30, 2024 was $67.8 million compared to $62.3 million for the same period of 2023. The increase in adjusted EBITDA reflects increased revenues, net of agent commissions and other agent-related costs, partially offset by legal expenses related to the antitrust lawsuits, as well as increased severance and employee-related expenses.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

	Three Months Ended	Three Months Ended	Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands)
Statement of Operations Data:
Revenues	$ 1,231,187	$ 1,212,793	$ 18,394	2%
Operating expenses
Commissions and other agent-related costs	1,143,535	1,130,070	13,465	1%
General and administrative expenses	61,390	60,363	1,027	2%
Technology and development expenses	13,804	15,480	(1,676)	(11)%
Sales and marketing expenses	2,792	3,175	(383)	(12)%
Litigation contingency	18,000	-	18,000	-%
Total operating expenses	1,239,521	1,209,088	30,433	3%
Operating (loss) income	(8,334)	3,705	(12,039)	(325)%
Other (income) expense
Total other (income) expense, net	(801)	(702)	(99)	(14)%
Equity in losses of unconsolidated affiliates	281	354	(73)	(21)%
Total other (income) expense, net	(520)	(348)	(172)	(49)%
(Loss) income before income tax expense	(7,814)	4,053	(11,867)	(293)%
Income tax (benefit) expense	(1,333)	1,788	(3,121)	(175)%
Net (loss) income from continuing operations	(6,481)	2,265	(8,746)	(386)%
Adjusted EBITDA(1)	$ 23,942	$ 20,792	$ 3,150	15%
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income from continuing operations, operating (loss) income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures.”

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Revenues	$ 1,231,187	$ 1,212,793	$ 18,394	2%

Total revenues increased 2% as a result of increased home sales prices, which more than offset a slight decline in real estate transactions compared to the same period in 2023.  Despite declines in the U.S. real estate market in the third quarter of 2024 real estate transactions declined only slightly due to the superior productivity of our agents.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Commissions and other agent-related costs	$ 1,143,535	$ 1,130,070	$ 13,465	1%

Commissions and other agent-related costs increased 1% primarily due to increased home sales prices. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
General and administrative expenses	$ 61,390	$ 60,363	$ 1,027	2%

General and administrative expenses increased 2% due to increased employee-related expenses and legal expenses related to the antitrust lawsuit. General and administrative expenses include costs related to wages, employee stock compensation, and other general overhead expenses.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Technology and development expenses	$ 13,804	$ 15,480	($ 1,676)	(11)%

Technology and development expenses decreased (11%), primarily due to higher capitalized technology investments. These expenses include employee-related costs and other expenses for the maintenance and development of the technology used by both our agents and our employees.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Sales and marketing expenses	$ 2,792	$ 3,175	($ 383)	(12)%

Sales and marketing expenses decreased (12%) due to decreased advertising in the U.S. and Canada residential real estate market.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Total other (income) expense, net	($ 520)	($ 348)	($ 172)	(49)%

Other (income) expense, net increased (49%) primarily due to increased interest income when compared to the third quarter of 2023. Other (income) expense, net includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Income tax (benefit) expense	($ 1,333)	$ 1,788	($ 3,121)	(175)%

The Company’s provision for income tax (benefit) expense from continuing operations amounted to ($1.3) million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, which represented effective tax rates of positive 17.1% and 44.1%, respectively. The provision for income tax expense was primarily attributable to stock-based compensation shortfalls, research and development credit and non-deductible executive compensation.

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

	Nine Months Ended	Nine Months Ended	Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands)
Statement of Operations Data:
Revenues	$ 3,469,485	$ 3,292,362	$ 177,123	5%
Operating expenses
Commissions and other agent-related costs	3,205,949	3,042,523	163,426	5%
General and administrative expenses	185,132	179,905	5,227	3%
Technology and development expenses	43,413	44,428	(1,015)	(2)%
Sales and marketing expenses	8,962	8,962	-	-%
Litigation contingency	34,000	-	34,000	-%
Total operating expenses	3,477,456	3,275,818	201,638	6%
Operating (loss) income	(7,971)	16,544	(24,515)	(148)%
Other (income) expense
Total other (income) expense, net	(3,738)	(2,871)	(867)	(30)%
Equity in losses of unconsolidated affiliates	804	839	(35)	(4)%
Total other (income) expense, net	(2,934)	(2,032)	(902)	(44)%
(Loss) income before income tax expense	(5,037)	18,576	(23,613)	(127)%
Income tax (benefit) expense	3,508	2,962	546	18%
Net (loss) income from continuing operations	(8,545)	15,614	(24,159)	(155)%
Adjusted EBITDA (1)	$ 67,797	$ 62,263	$ 5,534	9%
(2)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income from continuing operations, operating (loss) income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures.”

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Revenues	$ 3,469,485	$ 3,292,362	$ 177,123	5%

Total revenues increased 5% due to higher home sales prices and an increase in real estate transactions compared to the same period in 2023, driven by improved agent productivity and increased international production in previously launched markets.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Commissions and other agent-related costs	$ 3,205,949	$ 3,042,523	$ 163,426	5%

Commissions and other agent-related costs increased 5% primarily because of the increase in real estate transactions and increased home sales prices. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
General and administrative expenses	$ 185,132	$ 179,905	$ 5,227	3%

General and administrative expenses increased 3% due to increased severance and employee-related expenses and increased legal expenses related to the antitrust lawsuits, such increases were partially offset by lower costs related to the shareholders summit in 2024, since it was conducted virtually. General and administrative expenses include costs related to wages, employee stock compensation, and other general overhead expenses.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Technology and development expenses	$ 43,413	$ 44,428	($ 1,015)	(2)%

Technology and development expenses decreased (2%), primarily due to higher capitalized technology investments. These expenses include employee-related costs and other expenses related to the maintenance and development of the technology used by both our agents and our employees.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Sales and marketing expenses	$ 8,962	$ 8,962	$ -	0%

Sales and marketing expenses were flat in 2024 compared to 2023 due to increased advertising in the U.S. and Canada residential real estate market.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Total other (income) expense, net	($ 2,934)	($ 2,032)	($ 902)	(44)%

Other (income) expense, net increased (44%) primarily due to increased interest income when compared to the first nine months of 2023. Other (income) expense, net includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

			Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands, except percentages)
Income tax (benefit) expense	$ 3,508	$ 2,962	$ 546	18%

The Company’s provision for income tax expense from continuing operations amounted to $3.5 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively, which represented effective tax rates of negative (69.6%) and positive 15.9%, respectively. The provision for income tax expense was primarily attributable to stock-based compensation shortfalls, research and development credit and non-deductible executive compensation.

BUSINESS SEGMENT DISCLOSURES

See Note 8 – Segment Information to the unaudited condensed consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the three months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands)
Statement of Operations Data:
Revenues
North American Realty	$ 1,206,660	$ 1,198,207	$ 8,453	1%
International Realty	24,230	14,896	9,334	63%
Other Affiliated Services	1,426	980	446	46%
Segment eliminations	(1,129)	(1,290)	161	12%
Total Consolidated Revenues	$ 1,231,187	$ 1,212,793	$ 18,394	2%
Adjusted Segment EBITDA(1)
North American Realty	28,899	27,169	$ 1,730	6%
International Realty	(1,670)	(2,647)	977	37%
Other Affiliated Services	(1,282)	(918)	(364)	(40)%
Total Segment Adjusted EBITDA	25,947	23,604	2,343	10%
Corporate expenses and other	(2,005)	(2,812)	807	29%
Total Reported Adjusted EBITDA(1)	$ 23,942	$ 20,792	$ 3,150	15%
(1)	Adjusted Segment EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net (loss) income from continuing operations, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted Segment EBITDA and Adjusted EBITDA and a reconciliation of such measures to operating (loss) profit from continuing operations and net (loss) income from continuing operations, respectively, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as operating (loss) profit from continuing operations plus depreciation and amortization and stock-based compensation expenses. Adjusted EBITDA is defined by us as net (loss) income from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, and stock option expense and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA and Adjusted EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenues increased 1% in the third quarter of 2024 compared to the same period in 2023 primarily due to increased home sales prices, despite the challenging market in the U.S. residential real estate markets. Adjusted EBITDA increased 6% due to improved business efficiencies and reduced costs.

International Realty revenues increased 63% in the third quarter of 2024 compared to the same period in 2023 primarily due to increased real estate transactions driven by improved agent production in previously launched markets. Adjusted EBITDA improved 37% in the third quarter of 2024 compared to the same period in 2023 due to increased revenue and improved business efficiencies and reduced costs.

Other Affiliated Services revenues increased 46% due to Virbela Frame® revenue, which more than offset lower SUCCESS® revenues. Adjusted EBITDA decreased (40)% due to increased costs partially offset by increased revenues.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty.

The following table reflects the results of each of our reportable segments during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended	Nine Months Ended	Change 2024 vs. 2023
	September 30, 2024	September 30, 2023	$	%

	(In thousands)
Statement of Operations Data:
Revenues
North American Realty	$ 3,408,418	$ 3,254,666	$ 153,752	5%
International Realty	60,142	37,644	22,498	60%
Other Affiliated Services	4,681	3,729	952	26%
Segment eliminations	(3,756)	(3,677)	(79)	(2)%
Total Consolidated Revenues	$ 3,469,485	$ 3,292,362	$ 177,123	5%
Adjusted Segment EBITDA (1)
North American Realty	85,208	82,495	$ 2,713	3%
International Realty	(7,401)	(10,105)	2,704	27%
Other Affiliated Services	(3,037)	(2,767)	(270)	(10)%
Total Segment Adjusted EBITDA	74,770	69,623	5,147	7%
Corporate expenses and other	(6,973)	(7,360)	387	5%
Total Reported Adjusted EBITDA	$ 67,797	$ 62,263	$ 5,534	9%
(1)	Adjusted Segment EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net (loss) income from continuing operations, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted Segment EBITDA and Adjusted EBITDA and a reconciliation of such measures to operating profit and net (loss) income from continuing operations, respectively, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as operating (loss) profit from continuing operations plus depreciation and amortization and stock-based compensation expenses. Adjusted EBITDA is defined by us as net (loss) income from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, and stock option expense and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA and Adjusted EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenues increased 5% for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increased real estate transactions and increased home sales prices, despite the challenging market in the U.S. residential real estate markets. Adjusted EBITDA increased 3% due to increased revenues, net of agent commissions and other agent-related costs, partially offset by increased legal expenses, increased severance and employee-related expenses.

International Realty revenues increased 60% for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increased real estate transactions driven by improved agent production in previously launched markets. Adjusted EBITDA improved 27% for the nine months ended September 30, 2024 compared to the same period in 2023 due to increased revenue and improved business efficiencies and reduced costs.

Other Affiliated Services revenues increased 26% due to Virbela Frame® revenue, which more than offset lower SUCCESS® revenues. Adjusted EBITDA decreased (10)% due to increases in selling, general and administrative expenses related to investing in business initiatives, partially offset by increased revenues.

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

We define the non-U.S. GAAP financial measure of Consolidated Adjusted EBITDA to mean net (loss) income from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense and stock option expense. Adjusted Segment EBITDA is defined as operating profit (loss) from continuing operations plus depreciation and amortization and stock-based compensation expenses. We believe that Consolidated Adjusted EBITDA and Adjusted Segment EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted Segment EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted Segment EBITDA. In particular, we believe the exclusion of stock and stock option expenses, provides a useful supplemental measure in evaluating the performance of our underlying operations and provides better transparency into our results of operations.

We are presenting the non-U.S. GAAP measure of Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management, and because we believe this measure provides an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net (loss) income from continuing operations, the closest comparable U.S. GAAP measure. Some of these limitations are that:

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

The following tables present a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income from continuing operations	($ 6,481)	$ 2,265	($ 8,545)	$ 15,614
Total other (income) expense, net	(520)	(348)	(2,934)	(2,032)
Income tax (benefit) expense	(1,333)	1,788	3,508	2,962
Depreciation and amortization	2,379	2,790	7,742	8,148
Litigation contingency	18,000	-	34,000	-
Stock compensation expense (1)	9,910	11,764	28,067	29,912
Stock option expense	1,987	2,533	5,959	7,659
Adjusted EBITDA	$ 23,942	$ 20,792	$ 67,797	$ 62,263
(1)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses and dividend payments. In addition, except for the $34 million litigation contingency accrual, the Company has no known material cash requirements as of September 30, 2024, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions). The Company intends to use available cash to pay the $34 million antitrust litigation Settlement amount.

We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology, our rate of growth into new markets, and cash used to repurchase shares of the Company’s common stock. Our capital requirements may be affected by factors which we cannot control such as the changes in the residential real estate market, interest rates, industry practice changes in light of the NAR Settlement, and other monetary and fiscal policy changes to the manner in which we currently operate. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next twelve months.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Current assets	$ 309,585	$ 266,475
Current liabilities	(221,532)	(141,640)
Net working capital	$ 88,053	$ 124,835

For the three months ended September 30, 2024, net working capital decreased ($36.8) million, or (29)%, compared to December 31, 2023, primarily due to increased accrued liabilities and accounts receivable, due to the increased revenues in the third quarter of 2024, compared to the fourth quarter of 2023.

Cash Flows

The following table presents our cash flows for the three months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$ 177,800	$ 176,516
Net cash used in investment activities	(12,959)	(11,318)
Net cash used in financing activities	(138,370)	(150,843)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(624)	403
Net change in cash, cash equivalents and restricted cash	$ 25,847	$ 14,758

For the nine months ended September 30, 2024, net cash provided by operating activities increased $1.3 million compared to the same period in 2023. The increase in operating activities was primarily driven by improved operating results, increased customer deposits, lower agent equity stock compensation expense and favorable working capital changes.

For the nine months ended September 30, 2024, net cash used in investing activities relates to cash used for purchases of property and equipment, acquisition of new business, and investments in affiliates and increased modestly compared to the same period of 2023.

For the nine months ended September 30, 2024 and 2023 net cash flows used in financing activities decreased $12.5 million compared to the same period in 2023, primarily driven by lower stock repurchases.

Acquisitions

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions, access new revenue streams, or otherwise complement or accelerate the growth of our existing operations. We may fund acquisitions or investments in complementary businesses with various sources of capital including existing cash balances and cash flow from operations. Acquisitions during the first nine months of 2024 have not had a material impact on cash flow.

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

As of September 30, 2024, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 12 – Commitments and Contingencies and Note 13 – Subsequent Events to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding the Company’s legal proceedings, which is incorporated herein by reference. We cannot provide any assurances that results of such litigation will not have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found NAR and certain other remaining brokerage defendants liable for $1.8 billion in damages ~~related to allegations of breach of federal and state antitrust laws, which matter remains subject to final court approval. Additionally, certain other brokerage defendants settled with the plaintiffs, including both monetary and non-monetary settlement terms, which also remain subject to final court approval. Since that time, the Company has been named in multiple putative class action complaints;~~ all defendants have since settled (some of which remain subject to final court approval). That same day, the Company, along with other brokerage and non-brokerage defendants, were named as defendants in Gibson v. National Association of Realtors, alleging a similar fact pattern and antitrust violations. Since that time, the Company was named as a defendant in additional putative class action lawsuits alleging similar fact patterns and antitrust violations. NAR and certain brokerage defendants have settled certain of these lawsuits, which include both monetary and non-monetary settlement terms. On October 1, 2024, the Company entered into a Settlement Term Sheet (the “Settlement”) with plaintiffs in the U.S. antitrust litigation filed by plaintiffs 1925 Hooper LLC and others in the Northern District of Georgia (the “Hooper Action”). The Company expects that the proposed Settlement would resolve all U.S. claims set forth in the Hooper Action, as well as all similar claims on a nationwide basis against the Company (collectively, the “Nationwide Claims”) and would release the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the United States from the Nationwide Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34.0 million. The Settlement remains subject to preliminary and final court approval and will become effective following any appeals process, if applicable. Both the NAR and the Company’s settlement terms may materially impact business practices within the industry which could adversely impact the Company’s business, results of operations, and financial condition.

Risks Related to our Real Estate Business

The real estate market may be severely impacted by industry changes as the result of certain class action lawsuits, settlements, or government investigations.

The real estate industry faces significant pressure from private lawsuits and investigations by the Department of Justice (the “DOJ”) into antitrust issues.

In April 2019, the National Association of REALTORS® (“NAR”) and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX, and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and various of its co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages (all defendants have since settled, some of which remain subject to final court approval). Class action suits raising similar claims are already pending in this and other jurisdictions and the outcome of the NAR Class Action may result in additional such actions being filed. The Company was named as one of several defendants in similar class action suits, but entered into a settlement term sheet on October 1, 2024 to resolve all U.S. Nationwide Claims. See, Note 12 – Commitments and Contingencies and Note 13 – Subsequent Events to these unaudited consolidated financial statements.

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

We are authorized to issue up to 900,000,000 shares of common stock, of which 183,606,708 shares were issued and 154,669,037 shares were outstanding as of December 31, 2023. Additionally, the Company maintains a 2015 Equity Incentive Plan and a 2024 Equity Incentive Plan from which employees, agents, brokers and certain service providers of the Company and its affiliates can receive awards of the Company’s common stock. As of ~~December 31~~ September 30, 2024, no additional issuances were being made out of the 2015 Equity Incentive Plan.. As of September 30, 2024, there were 150,000,000 shares authorized and 36,000,000 shares registered under the 2024 Equity Incentive Plan, of which 147,766,310 are available for future issuance, subject to registration. The Company ceased issuing shares under the 2015 Equity Incentive Plan. when it switched to issuing shares under the 2024 Equity Incentive Plan on September 1, 2024. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders, subject to applicable Nasdaq listing rules. Consequently, current stockholders may experience more dilution in their ownership of our common stock in the future.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/2024-7/31/2024	984,278	$ 12.87	984,278	$ 337,380,927
8/1/2024-8/31/2024	941,746	12.40	941,746	325,683,880
9/1/2024-9/30/2024	868,016	13.46	868,016	313,984,244
Total	2,794,040	$ 12.91	2,794,040
(1)	In December 2018, the Board approved a stock repurchase program authorizing the Company to purchase its common stock. In November 2019, the Board amended the repurchase program, increasing the total amount authorized to be purchased from $25.0 million to $75.0 million. In December 2020, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $400.0 million to $500.0 million. In June 2023, the Board approved another amendment to the repurchase program increasing the total amount authorized to be purchased from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 7 – Stockholders’ Equity to the condensed consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended September 30, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit		Exhibit			Incorporated by Reference
Number		Description	Form	Exhibit	Filing Date/Period End Date
3.1		Restated Certificate of Incorporation	10-K	3.1	2/28/2023

3.2		Restated Bylaws	10-K	3.2	2/28/2023

31.1*		Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

31.2*		Certification of the Chief Accounting Officer (Principal Financial Officer) pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

32.1**		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**		Certification of the Chief Accounting Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2024	eXp World Holdings, Inc.
(Registrant)

/s/ Kent Cheng
Kent Cheng
Chief Accounting Officer (Principal Financial Officer)