Form 10-K
period 2024-12-31
eXp World Holdings, Inc.
filed 2025-02-20
CIK 1495932

In

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐    No ☒

Based on the registrant’s closing price of $11.29 as quoted on the Nasdaq Stock Market on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp World Holdings, Inc. was approximately $922.7 million. The number of shares of the registrant’s $0.00001 par value common stock outstanding as of December 31, 2024 was 154,133,385.

DOCUMENTS INCORPORATED BY REFERENCE The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K. Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are incorporated into Part I, Item 1 and Part II, Item 7, of this Form 10-K.

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

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, include, but are not limited to:

●	the impact of macroeconomic conditions on the strength of the residential real estate market;
●	the impact of monetary policies of the U.S. federal government and its agencies on our operations;
●	the impact of changes in consumer attitudes on home sale transaction volume;
●	the impact of excessive or insufficient home inventory supply on home sale transaction value;
●	our ability to attract and retain additional qualified personnel;
●	changes in tax laws and regulations that may have a material adverse effect on our business;
●	our ability to protect our intellectual property rights;
●	the impact of security breaches, interruptions, delays and failures in our systems and operations on our business;
●	financial condition and reputation;
●	our ability to predict the demand or growth of our new products and services;
●	our ability to maintain our agent growth rate;
●	the impact of adverse outcomes in litigation and regulatory actions against us and other companies and agents in our industry on our business, including the outcome of any settlements related to those actions; and
●	the effect of inflation and continuing high interest rates on real estate transaction values and our operating results, profits and cash flows.

Other factors not identified above, including those described in Item 1A, “Risk Factors”, Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 9A. “Controls and Procedures – Inherent Limitations on Effectiveness of Controls” and elsewhere in this Annual Report, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

NOTE REGARDING INDUSTRY AND MARKET DATA

This Annual Report contains information based on industry publications or reports generated by third-party providers, or other publicly available information, as well as other information based on our internal sources. As noted in this Annual Report, the National Association of Realtors, or NAR, and various Multiple Listing Service, or MLS, systems are the primary source for third-party industry data and those systems generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we validated the underlying economic assumptions relied on therein.

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

The following are developments in our business since the beginning of the fiscal year ended December 31, 2024:

●	The Company announced various new agent incentive programs to enhance the agent experience and to attract culturally aligned agents, teams of agents and independent brokerages to the Company. New incentive programs include the ICON Incentive Program, Revenue Share Capping Incentive Program, and REVenue Share 2.0, which offer unique financial incentives.
●	The Company launched various new platforms and services to support the development and success of its agents, brokers and customers, including the launch of eXp Elevate Coaching, Global Agent Referral Platform, eXp Commercial Groups, new on-demand eXp University courses including the Fast Cap Training Program and Fast Start Series, and affiliate relationships with Sisu and Canva. In 2024, the Company acquired the assets of LUXVT to enhance our eXp Luxury agent program, which experienced continued growth throughout the year.
●	The Company announced expansion into Türkiye, Peru and Egypt, currently expected to be launched in 2025.
●	Numerous remarkable agents, teams of agents, and independent brokerages joined the Company in 2024 in the US, Canadian, and global markets. Additionally, new talent joined the Company and certain key talent promoted to new roles in 2024, including the appointment of Leo Pareja as Chief Executive Officer of eXp Realty, LLC, a wholly owned subsidiary of the Company (“eXp Realty”), Wendy Forsythe as Chief Marketing Officer of eXp Realty, Renee Kaspar as Chief Human Resources Officer of eXp Realty, Seth Siegler as Chief Innovation Officer of eXp Realty, and Sumanth Kamath as Chief Technology Officer of eXp Realty.

Business Segments

The Company is operated and managed as three reportable segments which are North American Realty, International Realty and Other Affiliated Services. Our business segments bring together related eXp technologies and services to support the success and development of agents, entrepreneurs and businesses and provide them remote business solutions. In prior years, the Company’s Virbela and FrameVR.io businesses represented an operating and reporting segment under Accounting Standards Codification (“ASC”) 280. As a result of the Company’s decision to wind down or sell of the application-based Virbela business in the first quarter of 2024, the Company determined that the remaining operations of Virbela did not meet the operating or reporting segment criteria; therefore, any operating results related to Virbela, prior to the completion of its disposition in the fourth quarter of 2024, are included in discontinued operations. Operating results related to FrameVR.io technologies are included in the Other Affiliated Services segment beginning in the first quarter of 2024. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Annual Report.

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

Other Affiliated Services

The Company’s Other Affiliated Services segment includes key assets such as FrameVR.io, our web-accessible proprietary technology offering immersive 3D platforms that are deeply social and collaborative, and SUCCESS® magazine and its related media properties, which provide training, classes, resources, and tools to empower our agents, brokers, staff, and general customers to excel and empower their professional development. This segment also includes SUCCESS® Space, a coworking solution offering highly flexible, on-demand rental workspaces for individual and group use, access to professional development coaching, media production services, virtual-world communications technology and full-service cafes.

Markets and Customers

Real Estate Brokerage: Our clients are primarily residential homeowners and homebuyers in the markets in which we operate as serviced by our global network of independent agents and brokers. These customers are sellers or purchasers of new or existing homes and engage us to aid in the facilitation of the closing of the real estate transaction, including, but not limited to, searching, listing, application processing and other pre- and post-close support. Our experienced agents and brokers are well suited to support our customers’ needs with a high level of professionalism, knowledge and support as they endeavor on one of the largest lifetime purchases they will most likely undertake.

Our North American Realty segment is comprised of operations in the U.S. and Canadian residential real estate markets. Through our network of independent agents and brokers, we have brokerages in all 50 states in the U.S. residential real estate market and residential real estate markets in all of the Canadian provinces. Our North American Realty segment represented 98.1% of total consolidated revenues in 2024.

Our International Realty segment operates in the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile, Poland and Dubai. Our International Realty segment represented 1.9% of total consolidated revenues in 2024.

Other Affiliated Services: We provide affiliated services to our agents, brokers and customers that support their professional efforts and personal betterment. The Company’s cloud-based brokerage is powered by FrameVR.io technology, offering immersive 3D platforms that are deeply social and collaborative, enabling agents to be more connected and productive. Under its ownership, the Company has also built upon SUCCESS® magazine and its related media properties to develop a robust SUCCESS® brand of innovative personal and professional development tools.

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

We believe that we are the only global cloud-based real estate brokerage with massive scale. This innovative operational structure coupled with our distribution model allows us to effectively enter new markets with speed and flexibility and without much of the investment and cost associated with establishing a traditional brokerage. We also believe our compensation and incentive programs to attract and retain highly productive agents are one of the most compelling in the industry. As such, we believe that we are well positioned in our competitive landscape.

Resources

Software Development

Our Company continues to increase our investment in the development of our own cloud-based technology and transaction processing platforms and further expand our technological products and service offerings. We continue to create process efficiencies and provide our agents and brokers with technologies designed to facilitate transactions in an efficient and consumer-friendly way. Our operational model and growth strategies necessitate the proprietary technologies used to support our operations now and in the future, as well as requiring us to, at times, consider existing and emerging technology companies for acquisition, partnerships and other collaborative relationships.

Intellectual Property

Our cloud-based real estate brokerage is highly dependent on the proprietary technology that we employ and the intellectual property that we create. “eXp Realty” is one of our registered trademarks in the United States, among other registered and nonregistered trademarks. We also own the rights to key domain names used by our domestic and international brokerages: including, for example, https://exprealty.com and https://exprealty.ca. Additionally, we own registered trademarks and the rights to domain names which are leveraged in our other business segments and in connection with services that complement our real estate brokerage, such as the “SUCCESS” registered trademark and https://success.com. We have also engaged various third parties to extend enterprise licenses for critical transaction management, client relationship management and other proprietary software. Information contained on the websites associated with such domain names is not incorporated by reference into this Annual Report.

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

Seasonality of Business

Seasons and weather traditionally impact the real estate industry in the markets in which we operate. Spring and summer seasons historically reflect greater sales periods and, in turn, higher revenues and operating results in comparison to fall and winter seasons. The Company has historically experienced higher revenue during the second and third quarters of its fiscal year due in part to seasonal industry patterns. By contrast, our Other Affiliated Services segment experiences generally consistent revenue during the year, with some increased adoption around the Company’s eXpcon events held throughout the year.

Government Regulation

See Note 14 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this Annual Report for additional information on the Company’s legal proceedings. For additional information with respect to related risks facing our business, see Item “1A. – Risk Factors” included elsewhere within this Annual Report.

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

From time to time, certain industry practices come under federal or state scrutiny or are the subject of litigation. The industry is currently experiencing increased scrutiny by private parties, regulators and other government offices, both on a federal and state level, particularly in the areas of antitrust and competition, Real Estate Settlement Procedures Act (“RESPA”) (and similar state statutes) compliance, Telephone Consumer Protection Act of 1991 (“TCPA”) (and similar state statutes) compliance and worker classification.

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

Antitrust

Our business is subject to various antitrust and competition laws, including the Sherman Antitrust Act, the Federal Trade Commission Act, the Clayton Act, and other related federal, state, and provincial laws in the jurisdictions in which we operate. These laws are designed to prevent anti-competitive behaviors such as price-fixing and other conduct that unreasonably restrains trade and competition.

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

While anti-competition enforcement has intensified across industries, there is a unique focus on the real estate industry in the United States and Canada. In 2024, antitrust enforcement in the real estate industry has continued to evolve, with regulators maintaining a focus on transparency and competition in broker compensation and MLS practices. In March 2024, the NAR reached a settlement with the plaintiffs in various related antitrust lawsuits. The settlement required significant changes to NAR’s policies, including increased transparency in agent compensation and modifications to MLS rules, which have begun to impact industry practices. These changes have prompted brokerages, including ours, to evaluate and adapt business models to comply with the revised standards. While the long-term effects of the settlement on the real estate industry remain uncertain, these adjustments could potentially increase operational costs or alter competitive dynamics.

As disclosed in Note 14 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this Annual Report, we are a defendant in certain antitrust class action complaints which allege violations of federal antitrust law in the United States and Canada. In December 2024, the Company entered into a settlement agreement (the “Settlement”) to resolve U.S. antitrust claims whereby the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34.0 million. The Settlement remains subject to preliminary and final court approval and will become effective following any appeals process, if applicable. These lawsuits and the Settlement, together with similar lawsuits against other businesses in our industry and related settlements, have prompted discussion of regulatory changes to rules established by local or state real estate boards or MLSs. The resolution of the antitrust litigation or other regulatory changes have required and may continue to require changes to our or our brokers’ business models, including changes in agent and broker compensation. This could potentially reduce the fees we receive from our affiliated real estate professionals, which, in turn, could adversely affect our financial condition and results of operations.

In addition to U.S. regulatory activity, our operations are subject to international antitrust and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other comparable laws in other countries where we operate. We remain committed to compliance with these regulations and to maintaining transparent and competitive practices across our business operations.

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

For additional information with respect to related risks facing our business, see Item “1A - Risk Factors” in this Annual Report, in particular under the caption “Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.”

TCPA

The TCPA limits specific telemarketing actions, such as autodialing and using artificial voice messages, and has established rules for telemarketing compliance that account for consumer registration on a national or state Do-Not-Call registry. The TCPA has a broad definition of autodialing and mandates written consent for some communications to mobile phones. Some states have, or might introduce, their own versions of the TCPA. We are susceptible to class action claims suggesting we're responsible for contacts made by our real estate professionals.

Environmental Regulation

The Company operates in a cloud-based model which gives us an insignificant physical geographical footprint. Despite this, we are impacted by environmental regulations, particularly those focusing on emissions associated with data centers and cloud-based operations. However, sustainable investing and environmental, social, and governance practices continue to be the focus of increased regulatory scrutiny across jurisdictions. For example, in the U.S., the U.S. Securities and Exchange Commission (“SEC”) adopted climate disclosure rules in March 2024 to require public issuers to include enhanced disclosure regarding corporate climate-related information in their periodic reports and registration statements; however, the SEC stayed the effectiveness of such rules in April 2024 due to litigation initiated immediately following the SEC’s adoption of such rules. If implemented, such rules would require disclosure of information about climate-related risks that are reasonably likely to have a material impact on an issuer’s business or results of operations, as well as certain climate-related financial statement metrics.

In addition, we expect state laws and regulations regarding these topics to continue to evolve and impose new and additional requirements. In 2024, California amended its 2023 climate accountability package, including the Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, to clarify the scope of emissions reporting and extend certain compliance deadlines. These laws mandate annual reporting of greenhouse gas emissions and biennial disclosure of climate-related financial risks and mitigation measures beginning in 2026. The amendments also emphasized reporting of Scope 3 emissions (as defined in the amendments) for entities exceeding specified thresholds, creating additional administrative requirements for many businesses, including the Company.

Globally, the European Union’s Corporate Sustainability Due Diligence Directive (CSDDD), finalized in 2024, imposes due diligence obligations on companies operating within the EU or with significant business ties to EU markets. These obligations require companies to identify, prevent, and mitigate adverse environmental and human rights impacts throughout their supply chains. While CSDDD primarily affects industries with extensive supply chains, its implications may indirectly influence our operations as we collaborate with EU-based clients and vendors. The International Sustainability Standards Board (the “ISSB”) and applicable sustainability disclosure standards impact how national regulators and governance bodies approach these and related topics. In 2024, the ISSB released guidance on integrating climate-related financial disclosures into existing financial reporting frameworks, promoting consistency across jurisdictions and aligning global reporting practices. These changes could increase pressure for voluntary alignment with ISSB standards, particularly from investors and stakeholders advocating for greater transparency. While the direct impact on the Company’s business remains moderated by our lack of brick-and-mortar locations, our reliance on cloud-based operations and vendor relationships may increase expectations for emissions reporting and adherence to sustainability frameworks.

Other Regulation

We operate in multiple geographies and industries which subject us to various governmental and non-governmental rules and regulations, including, without limitation, franchising, fair trade, health and data privacy rules. As we expand into new businesses and markets, we assign and/or engage appropriate personnel to manage and comply with such requirements.

Sustainability Initiatives

As a company committed to innovation and disrupting the traditional industry model, eXp integrates sustainability best practices throughout the organization. Our approach emphasizes leveraging advanced collaboration technologies and fostering a cloud-based business model to minimize environmental impact and promote community well-being.

In 2022, the Company conducted a materiality assessment with GlobeScan to identify key sustainability topics influencing our business success, which informed the establishment of the Sustainability Committee of our Board in 2023. This committee collaborates with management to drive strategic actions across three pillars: (1) empowering people development, (2) building inclusive communities, and (3) advancing climate-positive solutions.

EMPOWERING

PEOPLE

DEVELOPMENT

We are committed to fostering personal and professional growth for both agents and employees by offering robust training, health and well-being, and talent attraction and retention programs. During 2024, eXp University provided agents and employees access to live training sessions, on-demand courses, and certifications tailored to their career needs. Programs like Fast Start, Fast Cap, Agent Accelerator, New Agent Bootcamp, and Mentorship Program provide structured development pathways for new and seasoned agents alike, while initiatives such as Masterminds, Big Agent Meetings, and Office Hours in FrameVR.io foster collaboration, innovation, and networking in our virtual environment. Additionally, podcasts like Friday Focus and Mindset and Motivation Monday deliver ongoing insights to inspire and support our community.

To attract and retain top agent and broker talent, eXp offers unique opportunities like the Revenue Share Program, the ICON Agent Program, and Company equity programs, enabling agents to build wealth while contributing to the Company’s growth. Employees and agents benefit from recognition programs, networking opportunities, and our award-winning workplace culture.

By aligning our development and well-being initiatives with the needs of our community, the Company strives to provide agents and employees with the tools, resources, and support needed to succeed in an inclusive, flexible, and innovative environment.

We are committed to fostering a culture that values inclusivity and equity. By embracing diverse perspectives, encouraging community engagement, and promoting fair and respectful treatment for all, we strive to create an environment where everyone can contribute and thrive.

Our targeted programs and initiatives provide equitable opportunities that reflect the Company’s dedication to fostering personal and professional growth. These efforts also demonstrate our commitment to making a meaningful impact in the communities we serve, ensuring that our workforce and agents succeed in an environment that values well-being and collaboration. In 2024, we continued to build on these values through initiatives such as:

●ONE eXp: This program connects agents across diverse backgrounds, fostering a culture of belonging by providing resources, events, and leadership opportunities that celebrate varying perspectives and empower participants to succeed.
●Women’s Impact Network: This employee and agent initiative supports gender balance in the workplace by promoting professional growth, mentorship, and leadership development.
●Fair Housing Training: We provided education for agents and employees on fair housing standards, reinforcing our commitment to serving clients and communities with fairness and integrity.
●ICON Community Points: This agent initiative incentivizes meaningful community contributions through service projects, highlighting our dedication to positive social impact.

We are committed to sustainable company operations and expansion. Our virtual-first operations, supported by the FrameVR.io platform, eliminate the need for physical office spaces, significantly reducing emissions from commuting and lowering operational waste. This model reflects our commitment to reducing environmental impact while enabling seamless collaboration across our global workforce.

During 2024, the Climate Action Network engaged employees and agents through eXp University’s Sustainability Trainings and agent-led Eco-Symposiums, which are available on our YouTube channel. The Eco-Symposiums feature experts discussing topics like regenerative real estate, solar solutions, and green real estate careers, inspiring real estate professionals to adopt sustainable practices in the industry. We also invested in additional resources to inventory emissions and ensure compliance with evolving sustainability regulations. By leveraging technology, expanding educational initiatives, and aligning with global sustainability frameworks, we aim to build a sustainable long-term business model.

Human Capital

Our employees, including our brokers and our independent contractor real estate agents, represent the human capital investments imperative to our operations. As of December 31, 2024, the Company had approximately 2,001 full-time equivalent employees and 82,980 real estate agents. Our employees are not members of any labor union, and we have never experienced business interruptions due to labor disputes. We also utilize part-time and temporary employees and consultants when necessary; in a limited number of our foreign markets, we rely on the use of indirect employment structures where personnel providing certain services to the foreign entities are employed by a contractor of the Company and are not employed by the Company.

Management: Our operations are overseen directly by management. Our management oversees all responsibilities in the areas of corporate administration, business development and technological research and development. We continue to expand our current management to retain skilled employees with experience relevant to our business. We believe our management’s relationships with agents, brokers, technology providers and customers provide the foundation with which we expect to grow our business in the future. We believe the skill set of our management team is a primary asset in the development of our brands and trademarks.

Talent and Culture: Our business is driven by nine core values of community, sustainability, integrity, service, collaboration, innovation, transparency, agility and fun. At eXp, these core values are manifested throughout everything we do and support the Company’s overall vision and shape our culture. We believe that our ongoing success is attributable to our outstanding agents, brokers, and employees who work across the U.S. and internationally in the cloud environment to drive and support our agent-centric business model and core values.

Attracting and retaining top agents, teams of agents, and independent brokerages is central to our growth strategy as well as providing agents with the tools to help them grow their business and increase their productivity. These individuals and groups are the lifeblood of the Company’s innovative business model, bringing entrepreneurial energy and local expertise that fuel our expansion and strengthen our value proposition to clients. Their success is our success, and we are committed to providing them with the tools, technology, and support needed to thrive.

Attracting and retaining employee talent is a high priority for us, and we look to hire passionate and driven individuals who want to be a part of our mission to continue to grow the brokerage and our related suite of services. We also value transparency and are committed to an open and accountable workplace where employees are empowered to raise issues. Within the Company, we utilize employee NPS (“eNPS”) to measure employee satisfaction and engagement. The Company provides multiple channels to speak up, ask for guidance and report concerns. eXp has been named one of the Best Places to Work on Glassdoor in the big-sized company category for each of the years 2019 through 2024. In 2021, 2022, and 2023, we were named as one of the Top 100 Companies to Watch for Remote Jobs by FlexJobs. In 2024, eXp was rated #7 on Glassdoor Best Places to Work.

Health & Safety: Our employees and agents span the U.S. and international locations, with our employees operating in a fully remote environment. To support their health, safety, and overall well-being, the Company offers a comprehensive range of resources and benefits designed to promote physical, mental, and emotional wellness. We also prioritize the physical and psychological safety of our employees and agents by cultivating a culture of respect, support, and empowerment.

In 2024, we provided self-defense training for real estate agents and brokers at our annual fall convention and enhanced employee access to wellness programs such as Vitality, Noom, and Calm. Employees enrolled in our medical plan also benefit from mental health coverage and access to the Live and Work Well Portal, as well as substance use disorder helplines, fertility benefits, and virtual care options through UHC Virtual Visits. Additional agent and employee support includes (i) an agent TELUS Health’s Personal Support Line and (ii) an employee TELUS Health’s Employee Assistance Program, which programs were set up by eXp to provide agents and employees with emotional support, disaster preparedness resources, and practical guidance during challenging times. In 2024, the Company implemented Meta Workplace’s Safety Center to communicate with employees identified by the Company’s Human Resources department as potentially vulnerable to a known crisis, sending optional check-in requests via email, push notifications, and Workplace Chat, whereby employees can respond with “Safe” or “Need Help”. Employees self-identifying as needing help are contacted via telephone, and all interactions logged in HR’s maintained Disaster Response CRM in Coda.

Furthermore, through our affiliated 501(c)(3) non-profit, eXtend-a-Hand, we delivered essential financial aid to those affected by consecutive hurricanes, helping agents and employees recover. The Company also negotiated unique discounts for agents enrolling in Clearwater Benefits, reaffirming our commitment to accessible and affordable healthcare solutions.

By prioritizing health and safety, we aim to foster a supportive environment for our employees and agents, empowering them to thrive.

Independent Agent and Broker Support: We provide entrepreneurial business opportunities and a competitive compensation structure to our agents and brokers. Additionally, our agents and brokers have a unique choice to attain a greater vested interest in eXp through the acceptance of equity awards in shares of eXp common stock as part of their compensation offerings. These programs and our agent support platforms — including training, back-office support and communications — allow agents and brokers to successfully operate their own businesses that are aligned with our strategies and goals, creating synergies across our distribution network. We believe it is critical to our success that agent voices are heard at every level of the Company, including management, whose mission is supported by our Agent Advisory Council and our Board of Directors, which includes a rotating agent director seat. Refer to our Agent Advisory Council section of our website at https://expworldholdings.com/who-we-are/. Information contained on our website is not incorporated by reference into this Annual Report.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), are filed with the SEC. Such reports and information for the previous 12 months are available free of charge through our website at www.expworldholdings.com/investors/sec-filings/. Additionally, the SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Our Company also uses the following channels as a means of disclosing information about the Company on a broad, non-exclusionary basis, including information about our brokerage, upcoming investor and industry conferences, our planned financial and other announcements and other matters and for complying with our disclosure obligations under Regulation FD:

eXp investors website (www.expworldholdings.com/investors/)

eXp Realty LinkedIn page (https://www.linkedin.com/company/exp-realty/)

eXp Realty Facebook Page (https://www.facebook.com/eXpRealty)

eXp Realty Instagram Page (https://www.instagram.com/eXpRealty)

eXp International LinkedIn Page (https://www.linkedin.com/company/exp-realty-international/)

eXp International Facebook Page (https://www.facebook.com/expintl/)

eXp International Instagram Page (https://www.instagram.com/exp.intl/)

eXp World Holdings LinkedIn page (https://www.linkedin.com/company/expworldholdings/)

eXp World Holdings Facebook Page (https://www.facebook.com/eXpWorldHoldings)

eXp World Holdings Instagram Page (https://www.instagram.com/eXpWorldHoldings)

Please note that this list may be updated from time to time. The contents of any website referred to in this Annual Report are not incorporated into this Annual Report or in any other report or document we file with the SEC and any references to our websites are intended to be inactive textual references only.

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

Risk Factor Summary

This risk factor summary contains a high-level summary of certain of the principal factors, events and uncertainties that make an investment in our securities risky, including risks related to our industries, risks related to our general business and operations, risks related to our real estate business, risks related to legal and regulatory matters and risks related to our shares of common stock. The following summary is not complete and should be read together with the more detailed discussion of these and the other factors, events, and uncertainties set forth below before making an investment decision regarding our securities. The principal factors, events, and uncertainties that make an investment in our securities risky include the following:

Risks Related to Our Industry

●	Our profitability is tied to the strength of the residential real estate market, which is subject to a number of general business and macroeconomic conditions beyond our control.
●	Monetary policies of the U.S. federal government and its agencies may have a material adverse impact on our operations.
●	Home inventory levels may result in excessive or insufficient supply, which could negatively impact home sale transaction growth.
●	Material decreases in the average brokerage commission rate, due to conditions beyond our control, could materially adversely affect our financial results.
●	The introduction and integration of emerging technologies into the real estate industry and any delay or inability to successfully integrate such technologies into our business or the businesses of our real estate professionals could result in competitive harm.
●	Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.
●	General changes in consumer attitudes and behaviors could negatively impact home sale transaction volume and our business model.
●	Home sale transaction volume can be impacted by natural disasters and other climate-related interruptions.

Risks Related to our General Business and Operations

●	We may be unable to attract and retain qualified personnel and agents.
●	Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations.
●	Loss of our current executive officers or other key management could significantly harm our business.
●	We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which may adversely affect our profitability.
●	We could be subject to changes in tax laws and regulations that may have a material adverse effect in our business.
●	We may be unable to effectively and efficiently manage growth in our business.
●	We may not realize the anticipated benefits from and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.
●	Our international operations are subject to risks not generally experienced by our U.S. operations.
●	Failure to protect intellectual property rights could adversely affect our business.
●	We are actively, and intend to continue, developing new products and services complementary to our brokerage business and our failure to accurately predict their demand or growth could have an adverse effect on our business.

Risks Related to our Real Estate Business

●	We may not achieve a positive agent growth rate or maintain current agent count, which would adversely affect our revenue growth and results of operations.
●	The real estate market may be severely impacted by industry changes as the result of certain class action lawsuits, settlements, or government investigations.
●	Negligence or willful misconduct of independent real estate professionals affiliated with our Company owned brokerages could materially and adversely affect our reputation and subject us to liability.
●	Changes in laws, regulations, or industry standards may result in increased agent attrition and adversely affect our ability to attract and retain agents.
●	Inflation and relatively high interest rates have and may continue to contribute to declining real estate transaction volumes, which have and may continue to materially impact operating results, profits and cash flows.
●	Any reduction in the Company’s portion of the commission revenue from property sales transactions could harm our financial performance.
●	If we fail to grow in the various local markets that we serve or are unsuccessful in identifying and pursuing new business opportunities, our long-term prospects and profitability will be harmed.

Risks Related to Legal and Regulatory Matters

●	Adverse outcomes in litigation and regulatory actions against us and other companies and agents in our industry could adversely impact our business and financial results.
●	We face significant risk to our brand and revenue if we fail to maintain compliance with the law and regulations of federal, state, county and foreign governmental authorities, or private associations and governing boards.
●	We offer our independent agents the opportunity to earn additional commissions through our revenue sharing plan, which pays under a multi-tiered compensation structure similar in some respects to network marketing. Network marketing is subject to intense government scrutiny and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.
●	We may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations concerning our classification and compensation practices for the agents in our owned-and-operated brokerage.
●	We are and may, in the future, be blocked from or limited in providing our agent compensation plans in certain jurisdictions and may be required to modify our business model in those jurisdictions as a result.

●	If we fail to protect the privacy and personal information of our customers, agents or employees, we may be subject to legal claims, government action and damage to our reputation.
●	Entering new business arrangements, joint ventures, or business lines may expose us to additional regulatory and compliance risks that could materially and adversely affect our business and financial condition.

Risks Related to our Stock

●	Our Chairman and Chief Executive Officer and a significant stockholder own a significant percentage of our stock and have agreed to act as a group on any matter submitted to a vote of our stockholders. As a result, the trading price for our shares may be depressed and they can significantly influence actions that may be adverse to the interests of our other stockholders.
●	Because we can issue additional shares of common stock and because we issue stock under equity incentive plan, our stockholders may experience dilution in the future.
●	Our share repurchase program could impact the trading price of our stock, reduce liquidity, and may not enhance stockholder value.
●	The stock price of our common stock has been and likely will continue to be volatile and may decline in value regardless of our performance.
●	Because there is no guarantee that we will continue to pay cash dividends on our shares of common stock in the future, our stockholders may not be able to receive a return on their shares unless they sell them.
●	Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

Risks Related to Our Industries

Our profitability is tied to the strength of the residential real estate market, which is subject to a number of general business and macroeconomic conditions beyond our control.

Our profitability is closely related to the strength of the residential real estate market, which is cyclical in nature and typically is affected by changes in national, state and local economic conditions, which are beyond our control. Macroeconomic conditions that could adversely impact the growth of the real estate market and have a material adverse effect on our business include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of obtaining mortgages, an increase in foreclosure activity, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war, terrorist attacks or other geopolitical and security issues, including Russia’s ongoing war with Ukraine, the conflict between Israel and Palestine and rising tensions between China and Taiwan as well as between China and the U.S., natural disasters or adverse weather events, or the public perception that any of these events may occur. Unfavorable general economic conditions, such as a recession or economic slowdown, in the U.S., Canada, or other markets we enter and operate within, could negatively affect the affordability of and consumer demand for, our services, which could have a material adverse effect on our business and profitability. In addition, international, federal and state governments, agencies and government-sponsored entities such as Fannie Mae, Freddie Mac and Ginnie Mae could take actions that result in unforeseen consequences to the real estate market or that otherwise could negatively impact our business.

Monetary policies of the U.S. federal government and its agencies may have a material adverse impact on our operations.

The Company generates a significant portion of its revenue from the U.S. real estate market, which is heavily influenced by the monetary policies of the U.S. federal government and its agencies. The U.S. real estate market is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S., which, in turn impacts interest rates. Our business could be negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of home sale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home. Similarly, in higher interest rate environments, potential homebuyers may choose to rent rather than pay higher mortgage rates. Changes in the interest rate environment and mortgage market are beyond our control and are difficult to predict and, as such, could have a material adverse effect on our business and profitability.

Home inventory levels may result in excessive or insufficient supply, which could negatively impact home sale transaction growth.

Home inventory levels have been meaningfully declining or increasing in certain markets and price points in recent years. In both instances, homeowners are more likely to retain their homes for longer periods of time, resulting in a negative impact on home sale volume growth. Insufficient home inventory levels can cause a reduction in housing affordability, which can result in potential homebuyers deferring entry or reentry into the residential real estate market. Alternatively, excessive home inventory levels can contribute to a reduction in home values, which can result in some potential home sellers deferring entry into the residential real estate market. These inventory trends are caused by many pressures outside of our control, including slow or accelerated new housing construction, macroeconomic conditions including rising interest rates and inflation, real estate industry models that purchase homes for long-term rental or corporate use, and other market conditions and behavioral trends discussed herein. The U.S. home inventory levels have been low throughout 2023 and 2022, with a moderate rebound in 2024. Continuing or increasing constraints on home inventory levels may adversely impact the volume of home sale transactions closed by our brokers and agents and, as such, could have a material adverse effect on our business and profitability.

Material decreases in the average brokerage commission rate, due to conditions beyond our control, could materially adversely affect our financial results.

There are many factors that contribute to average broker commission rates that are beyond our control. Factors that can contribute to a material decrease in brokerage commissions include regulation, litigation (including pending litigation and industry practice changes described elsewhere in this Annual Report), the rise of certain competitive brokerage or non-traditional competitor modes, an increase in the popularity of discount brokers and agents, increased adoption of flat fees, commission models with more competitive rates, rebates or lower commission rates on transactions, adverse outcomes of pending antitrust litigation across our industry, as well as other competitive factors. The average broker commission rate for a real estate transaction is a key determinant of our profitability and a material decrease in brokerage commission rates could have a material adverse effect on our business and profitability.

The introduction and integration of emerging technologies into the real estate industry and any delay or inability to successfully integrate such technologies into our business or the businesses of our real estate professionals could result in competitive harm.

The real estate brokerage industry is susceptible to disruption by emerging technologies, particularly artificial intelligence (“AI”) and machine learning. Integrating advancements like natural language processing, AI, and machine learning is vital for optimizing efficiency and reducing operational costs for real estate brokerages, professionals, and clients. These tools have the potential to streamline operations, enhance client interactions, and provide insights derived from vast data sets. These emerging technologies may also allow for new industry entrants and new industry platforms that compete with existing industry brokerages, including the Company, and agents and such new entrants and platforms could offer solutions that are more cost-effective, efficient, or user-friendly, and which may change broker, agent, and client expectations. Delays in embracing and integrating these AI-driven technologies could adversely impact existing industry participants to compete or risk displacement of traditional real estate offerings and services. If we and our affiliated real estate professionals are unable to provide enhancements and new features and efficiencies for our existing offerings or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.

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

Real estate listings precede sales, and a period of poor listings activity will negatively impact revenue. Past performance in similar seasons or during similar weather events can provide no assurance of future or current performance and macroeconomic shifts in the markets we serve can conceal the impact of poor weather or seasonality.

Home sales in successive quarters can fluctuate significantly due to a wide variety of factors, including holidays, national or international emergencies, the school year calendar’s impact on timing of family relocations, interest rate changes, speculation of pending interest rate changes, natural disasters, including hurricanes, flooding and wildfires, and the overall macroeconomic market. Our revenue and operating margins each quarter will remain subject to seasonal fluctuations, poor weather and natural disasters and macroeconomic market changes that may make it difficult to compare or analyze our financial performance effectively across successive quarters.

General changes in consumer attitudes and behaviors could negatively impact home sale transaction volume and our business model.

The real estate market is significantly influenced by changes in consumer attitudes and behaviors, including those related to homeownership and the role of real estate agents in home sale transactions. Certain real estate markets have experienced or may experience a decline in homeownership due to evolving social behaviors, such as declining marriage and birth rates, as well as increased preferences for renting over purchasing homes. These shifting preferences could reduce demand for home purchases, leading to a corresponding decrease in home sale transaction volume.

In addition, emerging trends in consumer sales models may adversely affect our business. For example, direct-buyer companies (also known as iBuyers) purchase homes from sellers at below-market rates in exchange for speed and convenience, then resell those homes at market prices. Similarly, discount brokerages and flat-fee models reduce the role of agents by offering sellers low commissions or providing rebates to buyers. As these alternative models gain traction, they may disrupt the traditional agent-driven real estate transaction process, creating competitive pressures that could impact our brokers and agents.

Moreover, private sales of residential properties facilitated through the internet have proliferated as technological advancements and access to online platforms increase. Although, as of 2023, the NAR estimated that nearly nine in ten home sellers worked with a real estate agent, any significant shift toward private sales and away from agent-facilitated transactions could materially reduce the volume of sales closed by our agents. A decrease in agent-driven sales could have a material adverse effect on our business, prospects, and results of operations.

Ultimately, changing consumer attitudes toward homeownership, coupled with the adoption of alternative real estate sales models and the increasing volume of private sales, could materially and adversely affect our transaction volume, revenue, and profitability.

Home sale transaction volume can be impacted by natural disasters and other climate-related interruptions.

Natural disasters, such as hurricanes, flooding and wildfires, are occurring more frequently and/or with more intense effects and may impact general population trends. Areas afflicted by natural disasters may experience a decline in home sale transaction volume due to home destruction and/or general population movement out of the afflicted area, and the risk of non-insurability against such disasters. Such events can make it difficult or impossible for home owners and builders to sell their homes and result in slowdowns in home sale transaction volume. Additionally, the risk of non-insurability may disqualify certain prospective homebuyers whether due to heightened mortgage underwriting requirements or the perceived risk of loss to the homebuyer. Because the real estate industry relies on home sale transactions, climate crises can exacerbate negative financial results for real estate companies operating in particularly affected areas.

Risks Related to our General Business and Operations

We may be unable to attract and retain qualified personnel and agents.

To execute our business strategy, we must attract and retain highly qualified personnel and agents. In particular, we compete with many other real estate brokerages for qualified brokers who manage our operations in each state and independent real estate agents who serve as the backbone of our revenue-generating activities. The ability to recruit and retain a strong network of skilled agents is critical to sustaining our competitive position, market share, and overall business performance. Increased competition from other brokerages, particularly those offering alternative compensation models, additional technology tools, or different support services, may adversely affect our ability to attract and retain top-producing agents.

We must also compete with technology companies for developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled service and operations professionals and we may not be successful in attracting and retaining the highly skilled professionals and agents we need. In addition, in making employment or affiliation decisions, candidates and agents often consider the value of the stock options or other equity incentives they are to receive in connection with their employment or affiliation. If the price of our stock declines or experiences significant volatility, our ability to attract or retain key employees and agents may be adversely affected.

Additionally, in order to realize the potential benefits of acquisitions, we may need to retain employees from the acquired businesses or hire additional personnel to fully capitalize on the opportunities that such acquisitions may offer and we may not be successful in retaining or attracting such individuals following an acquisition. From time to time in the past, we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we do.

If we fail to attract and retain new personnel or agents or fail to retain and motivate our current personnel and agents, our growth prospects and financial performance could be severely harmed.

Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations.

The performance and reliability of our systems and operations are critical to our reputation and ability to attract agents, teams of agents and brokers into our company as well as our ability to service homebuyers and sellers. Our systems and operations are vulnerable to security breaches, interruption or malfunction due to events beyond our control, including natural disasters, such as earthquakes, fires and floods, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third-party vendors to provide key components of our cloud office platform and to provide additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially reduce the transaction volume that can be processed with our systems, impair quality of service, increase costs, prompt litigation and other consumer claims and damage our reputation, any of which could substantially harm our financial condition.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of clients, agents, or customers. Additionally, bad actors are increasingly using AI technology to launch more automated, targeted, and coordinated attacks, including deep-fake impersonations and other techniques that could facilitate wire fraud or other fraudulent activities. In the ordinary course of our business, we and our agents and brokers collect and store sensitive data, including proprietary business information and personal information about our clients.

Our business and particularly our cloud-based platform, is reliant on the uninterrupted functioning of our information technology systems. The secure processing, maintenance and transmission of information are critical to our operations, especially the processing and closing of real estate transactions, which are increasingly targeted by wire fraud schemes. Although we employ measures designed to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our clients, agents, and customers) and the disruption of business operations.

Any such compromises to our security could cause harm to our reputation, which could cause clients, agents and customers to lose trust and confidence in us or could cause agents and brokers to unaffiliate with us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage and compensation to clients, agents, customers and business partners. We may also be subject to legal claims, government investigations and additional state and federal statutory requirements.

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

As of December 31, 2024, we had federal, state and foreign net operating losses carryforwards due to prior years’ losses. Certain pre-fiscal 2018 state net operating losses will carry forward for a limited number of years. Federal, as well as, some state and foreign net operating losses generated in and after fiscal 2018 do not expire and can be carried forward indefinitely. We also have recorded federal research tax credits for the years 2019 to 2024 which will carry forward for 20 years and are expected to be fully utilized before expiration. A nominal portion of our net operating loss may expire, increasing future income tax liabilities which may adversely affect our profitability.

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

In particular, new income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and, regulations could be interpreted, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if, and to what extent, various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

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

As the number of agents and brokers in our company grows, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, including, but not limited to, our cloud office platform, as well as our ability to adopt and integrate new technologies, including, but not limited to, machine learning and AI solutions. Loss of key personnel or the lack of adequate staffing with the requisite expertise and training could impede our efforts in this regard. If we do not adopt and offer new in-demand technologies and/or if our systems and technologies lack capacity or quality sufficient to service agents and their clients, then the number of agents who wish to use our products could decrease, the level of client service and transaction volume afforded by our systems could suffer and our costs could increase. In addition, our competitors or other third parties may incorporate AI and emerging technologies into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Additionally, AI algorithms and other emerging technologies may be flawed and datasets underlying such technologies may be insufficient or contain biased information. If the new technologies integrated into our products or that we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

We intend to evaluate acquisitions, mergers, joint ventures or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business and growth strategy, we evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses complimentary to our brokerage services. If we are not able to effectively integrate acquired businesses and assets or successfully execute joint venture strategies, our operating results and prospects could be harmed. Since 2019, we have acquired new technology and operations and entered into various joint venture arrangements. We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. The success of our future joint venture strategies will depend on our ability to identify, negotiate, complete and successfully manage and grow joint ventures with other parties. In addition, acquisitions and joint ventures could cause potentially dilutive issuances of equity securities or incurrence of debt.

Acquisitions and joint ventures are inherently risky and any we complete may not be successful. Any acquisitions and joint ventures we pursue would involve numerous risks, including the following:

●	difficulties in integrating and managing the operations and technologies of the companies we acquire, including higher than expected integration costs and longer integration periods;
●	diversion of our management’s attention from normal daily operations of our business;
●	our inability to maintain the customers, key employees, key business relationships and reputations of the businesses we acquire;
●	our inability to generate sufficient revenue or business efficiencies from acquisitions or joint ventures to offset our increased expenses associated with acquisitions or joint ventures;
●	our responsibility for the liabilities of the businesses we acquire or gain ownership in through joint ventures, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition, their infringement or alleged infringement of third-party intellectual property, contract or data access rights prior to the acquisition, or failure to comply with regulatory standards applicable to new business lines;
●	difficulties in complying with new markets or regulatory standards to which we were not previously subject;
●	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire or gain ownership in through joint ventures and increased risk that our internal controls will be ineffective;
●	operations in a nascent state may depend directly on utilization by eXp Realty agents and brokers and new and existing customers;
●	adverse effects of acquisition and joint venture activity on the key performance indicators we use to monitor our performance as a business; and
●	inability to fully realize intangible assets recognized through acquisitions or joint ventures and related non-cash impairment charges that may result if we are required to revalue such intangible assets.

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

We have operations in Canada, the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile, Poland, and Dubai and expect to expand into Türkiye, Peru and Egypt, currently expected to be launched in 2025. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and, therefore, affect our profitability include:

●	fluctuations in foreign currency exchange rates, foreign exchange controls, and limitations on the repatriation of funds;
●	exposure to local economic conditions and local laws and regulations;

●	exposure to political, economic, legal, regulatory and social conditions, or instability, and economic and political tensions between governments;
●	employment laws that are significantly different that U.S. laws;
●	diminished ability to legally enforce our contractual rights and use of our trademarks in foreign countries;
●	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;
●	restrictions on the ability to obtain or retain licenses required for operations;
●	withholding and other taxes on third-party cross-border transactions as well as remittances and other payments by subsidiaries;
●	onerous requirements, subject to broad interpretation, for indirect taxes and income taxes that can result in audits with potentially significant financial outcomes;
●	changes in foreign taxation structures;
●	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, or similar laws of other countries; and
●	regional and country specific data protection and privacy laws including the European Union’s General Data Protection Regulation (“GDPR”).

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

Risks Related to our Real Estate Business

We may not achieve a positive agent growth rate or maintain current agent count, which would adversely affect our revenue growth and results of operations.

During the year ended December 31, 2024, our agent and broker base declined to 82,980 agents and brokers, or by (5)%, from 87,515 agents and brokers as of December 31, 2023. Because we derive revenue from real estate transactions in which our brokers and agents receive commissions, the amount and rate of growth of our revenue typically correlate to the amount and rate of growth of our agent and broker base, respectively. The rate of growth of our agent and broker base cannot be predicted and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general. We cannot provide assurances that we will be able to maintain or increase our agent count or that our agent and broker base won’t continue to decline in future periods. A material decline in our agent count would have a material adverse effect on revenue growth and could adversely affect our business, results of operations, financial condition and cash flows.

The real estate market may be severely impacted by industry changes as the result of certain class action lawsuits, settlements, or government investigations.

The real estate industry faces significant pressure from private lawsuits and investigations by the U.S. Department of Justice (the “DOJ”) into antitrust issues.

In April 2019, the NAR and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX, and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and various of its co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages (all defendants have since settled, which remain subject to ongoing appeals processes). Class action suits raising similar claims are already pending in this and other jurisdictions and the outcome of the NAR Class Action may result in additional such actions being filed. The Company was named as one of several defendants in similar class action suits but entered into a settlement agreement on December 9, 2024 to resolve all U.S. nationwide claims. See Note 14 – Commitments and Contingencies to the consolidated financial statements.

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

In addition to the NAR Class Action and various similar private actions already pending, beginning in 2018, the DOJ began investigating NAR for violations of the federal antitrust laws. The DOJ and NAR appeared to reach a resolution in November 2020, resulting in the filing of a Complaint and Proposed Consent Judgment pursuant to which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers. The DOJ has since sought to continue its investigation of NAR, and on April 5, 2024, a federal appeals court decided that the DOJ could reopen its investigation. It is uncertain what effect, if any, the resumption of the DOJ’s investigation could have on the larger real estate industry, including any further settlement that may result therefrom.

Negligence or willful misconduct of independent real estate professionals affiliated with our Company owned brokerages could materially and adversely affect our reputation and subject us to liability.

Our Company-owned brokerage operations rely on the performance of independent real estate professionals. If these independent professionals provide poor-quality services, engage in unlawful, negligent or willful misconduct, or otherwise fail to meet the high standards expected by our clients and stakeholders, our image and reputation could be materially and adversely affected. To mitigate these risks, we have executed contractual agreements with our real estate professionals that mandate compliance with applicable laws and adherence to our established policies and procedures, and stipulate potential liabilities for agents in the event of contractual breaches. However, no mitigation efforts can eliminate all risk. If independent real estate professionals engage in misconduct or violate the law, we could face litigation or regulatory actions. If such claims are adversely determined, the resulting damages, fines, or other penalties could materially and adversely affect us, our operations, and our financial condition. Additionally, negative publicity from such incidents could impair our ability to attract and retain agents or clients, further compounding these risks.

During 2023 and 2024, certain lawsuits were initiated against the Company and certain of its real estate agents including allegations of sexual harassment and other misconduct. Such claims, regardless of merit, underscore the potential reputational and financial risks that misconduct by independent professionals can pose to brokerage operations. Although these professionals are independent contractors and not employees of the Company, their actions can result in litigation, regulatory scrutiny, or reputational harm for the Company and brokerage entities with which they are affiliated.

Changes in laws, regulations, or industry standards, including recent changes resulting from the NAR settlement and the Settlement (as defined below), may result in increased agent attrition and adversely affect our ability to attract and retain agents.

Our success depends significantly on our ability to attract, retain, and engage real estate agents. Recent industry changes, including, but not limited to, revisions to NAR policies and standards, changes to buyer-broker compensation practices and changes to the Company’s business practices resulting from the Settlement, may alter the economics of the real estate profession or increase the compliance burden for agents. Such changes could lead to higher rates of agent attrition from the industry and our brokerage, particularly among part-time agents or those with lower transaction volumes, who may find the profession less viable.

Additionally, broader industry or regulatory shifts could affect agent compensation structures, licensing requirements, or the competitive dynamics of the real estate market, further complicating our ability to recruit and retain agents. If a significant number of agents leave the real estate industry or fail to renew their licenses, our ability to maintain or grow our agent base and market presence could be negatively impacted, which could materially and adversely affect our financial condition, results of operations, and future growth prospects.

Inflation and relatively high interest rates have and may continue to contribute to declining real estate transaction volumes, which have and may continue to materially impact operating results, profits and cash flows.

Inflation and relatively high interest rates in recent years have generally impacted real estate transaction volumes in the U.S., Canada and other international markets. In 2024 and 2023, the Company has experienced declining transaction volume, which has had an impact on operating results. If we are not able to organically grow our market share, to offset declining transactions, our operating results, profits and cash flow may be materially impacted. The Company believes that it continues to be well positioned for growth in the current economic climate, due to our strong base of agent support, and the superior agent value proposition enabled by our efficient operating model, with lower fixed costs and no brick-and-mortar locations, but we cannot provide assurances that our operating results or cash flows will not be materially impacted by macroeconomic factors such as inflation and interest rates.

Any reduction in the Company’s portion of the commission revenue from property sales transactions could harm our financial performance.

Our industry faces intense competition for real estate professionals, and our efforts to attract and retain real estate sales agents and brokers may continue to put upward pressure on our commissions and related costs. For example, the Company competes with other brokerages that may have reduced operating margins and access to capital resources permitting them to prioritize market share over profits, as well as the growing popularity of non-traditional platforms such as listing aggregators, which may put additional pressure on our commissions and related costs. If our brokerage has to pay a larger share of commissions to independent real estate professionals involved in property transactions, or if our commission earnings from these transactions decrease, it could materially harm the operating margins of our Company as well as our cash flows.

If we fail to grow in the various local markets that we serve or are unsuccessful in identifying and pursuing new business opportunities, our long-term prospects and profitability will be harmed.

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

We may implement changes to our business model and operations to improve revenues that cause a disproportionate increase in our expenses or reduce profit margins. For example, we may allocate resources to acquiring lower margin brokerage models and have invested in the development of a mortgage servicing division, a commercial real estate division, title and escrow companies, a mortgage lending company, and a personal and continuing education company. Expanding our service offerings could involve significant up-front costs that may only be recovered after lengthy periods of time. The barrier to entering in new real estate markets is low given our cloud-based operating model; however, attempts to pursue new business opportunities could result in a disproportionate increase in our expenses and in reduced profit margins. In addition, expansion into new markets and business lines, including internationally, could expose us to additional compliance obligations and regulatory risks. If we fail to continue to grow in the local markets we serve or if we fail to successfully identify and pursue new business opportunities, our long-term prospects, financial condition and results of operations may be harmed, and our stock price may decline.

Our value proposition for agents and brokers includes allowing them to participate in the revenues of our Company and is not typical in the real estate industry. If agents and brokers do not understand our unique value propositions, we may not be able to attract, retain and incentivize agents.

Participation in our revenue sharing plan represents a key component of our agent and broker value proposition. Agents and brokers may not understand or appreciate its value due to the intricacies of our programs or changes and iterations to such programs over time. In addition, agents may not appreciate other components of our value proposition, including the cloud office platform, the mobility it affords, the systems and tools that we provide to agents and brokers and the professional development opportunities we create and deliver. If agents and brokers do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most competitors, we may not be able to attract, retain and incentivize new and existing agents and brokers to grow our revenues.

Risks Related to Legal and Regulatory Matters

We are subject to certain risks related to legal proceedings filed by or against us and adverse results may harm our business and financial condition.

We are subject to risk of and are from time to time involved in, or may in the future be subject to, claims, suits, government investigations and proceedings arising from our business, including, but not limited to, actions with respect to securities, intellectual property, privacy, information security, data protection or law enforcement matters, tax matters, labor and employment, including claims challenging the classification of our agents and brokers as independent contractors and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes and commercial arrangements. We are also subject to risk related to stockholder derivative actions, standard brokerage disputes like the failure to disclose hidden defects in a property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including our agents, brokers, third-party service or product providers and purported class action lawsuits. Such litigation and other proceedings may include, but are not limited to, the currently pending antitrust litigation as disclosed in Note 14 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this Annual Report. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.

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

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. Except as set forth in Note 14 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this Annual Report, we are not involved in any material pending legal proceedings and there are no known proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to our interest.

Adverse outcomes in litigation and regulatory actions against other companies and agents in our industry could adversely impact our financial results.

Adverse outcomes in legal and regulatory actions against other companies, brokers, and agents in the residential and commercial real estate industry may adversely impact the financial condition of the Company and our real estate brokers and agents when those matters relate to business practices shared by the Company, our real estate brokers and agents, or our industry at large. Such matters may include, without limitation, RESPA, TCPA and state consumer protection law, antitrust and anticompetition, and worker classification claims. Additionally, if plaintiffs or regulatory bodies are successful in such actions, this may increase the likelihood that similar claims are made against the Company and/or our real estate brokers and agents which claims could result in significant liability and be adverse to our financial results if we or our brokers and agents are unable to distinguish or defend our business practices.

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found NAR and certain other brokerage defendants liable for $1.8 billion in damages; all defendants have since settled, subject to ongoing appeals processes, which include both monetary and non-monetary settlement terms. During 2024, the Company, along with other brokerage and non-brokerage defendants, have been named as defendants in putative class action lawsuits alleging similar fact patterns and antitrust violations. On December 9, 2024, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Settlement”) with plaintiffs in the U.S. antitrust lawsuit 1925 Hooper LLC, et al. v. The National Association of Realtors et. al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division), which was filed on November 22, 2023 against the Company and other US brokerage defendants (the “Hooper Action”). The Settlement resolves all claims set forth in the Hooper Action, as well as all similar claims on a nationwide basis against the Company (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the United States from the Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34.0 million. The Settlement remains subject to preliminary and final court approval and will become effective following an appeals process, if applicable. Both the NAR and the Company’s settlement terms may materially impact business practices within the industry which could adversely impact the Company’s business, results of operations, and financial condition.

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

In general, the laws, rules and regulations that apply to our business practices include, without limitation, the RESPA, the federal Fair Housing Act, the Dodd-Frank Act, the Exchange Act and federal advertising and other laws, as well as comparable state statutes; rules of trade organizations such as NAR, local MLSs and state and local Association of Realtors; licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services, including without limitation, our mortgage lending services; privacy regulations relating to our use of personal information collected from the registered users of our websites; laws relating to the use and publication of information through the internet; and state real estate brokerage and mortgage lending licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses. Recent regulatory scrutiny regarding the classification of real estate agents as independent contractors, particularly at the state level, could lead to increased compliance costs, potential reclassification, or penalties, which could materially impact our company-owned brokerage operations.

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

Maintaining legal compliance is challenging and increases our costs due to resources required to continually monitor business practices for compliance with applicable laws, rules and regulations and to monitor changes in the applicable laws themselves. For example, the potential reclassification of agents under wage and hour laws could result in additional liabilities for minimum wage, overtime pay, and penalties for prior periods, creating significant operational disruptions.

We may not become aware of all the laws, rules and regulations that govern our business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions and the difficulties in achieving both company-wide and region-specific knowledge and compliance.

If we fail, or we are alleged to have failed, to comply with any existing or future applicable laws, rules and regulations, we could be subject to lawsuits and administrative complaints and proceedings, as well as criminal proceedings. Our noncompliance could result in significant defense costs, settlement costs, damages and penalties.

Our business licenses could be suspended or revoked, our business practices enjoined, or we could be required to modify our business practices, which could materially impair, or even prevent, our ability to conduct all or any portion of our business. Any such events could also damage our reputation and impair our ability to attract and service homebuyers, home sellers, agents, clients and customers as well as our ability to attract brokerages, brokers, teams of agents and agents to our Company, without increasing our costs.

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

While we strive to ensure that our overall business model and revenue-sharing plan are regulatory compliant in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.

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

Except for our employed state brokers, commission-only employees, and where otherwise dictated by local law, all other real estate agent professionals in our brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, we are subject to the taxing authorities’ regulations and applicable laws regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any of our affiliated real estate professionals. Further, if legal standards for classification of real estate professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation and benefits structure for our affiliated real estate professionals in some or all of our markets, including by paying additional compensation or reimbursing expenses.

In the future, we could incur substantial costs, penalties and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees, in defending future challenges by our affiliated real estate professionals to our employment classification or compensation practices.

We are and may, in the future, be blocked from or limited in providing our agent compensation plans in certain jurisdictions and may be required to modify our business model in those jurisdictions as a result.

Our agent compensation plans represent a key lever in our strategy to attract and retain independent agents and brokers and are subject to various international, federal, state, territorial and local laws, rules and regulations which differ in each of our existing and future markets. As a result, we are, and may be in the future, blocked from or limited in providing each of our agent compensation plans in certain markets. In addition, these laws, rules and regulations are subject to judicial and agency interpretation, and it might be determined that our agent compensation plans are not permitted to be offered to independent contractors. In response to such limitations, we have, and may be in the future, required to modify our agent compensation practices in such markets. Failure to comply with applicable law, rules and regulations or failure to subsequently modify our business model in certain jurisdictions to effectively attract and retain agents and brokers could negatively affect our business, results of operations or financial condition. The costs attributable to developing compliant agent compensation plans can be significant and could adversely affect our financial condition.

If we fail to protect the privacy and personal information of our customers, agents or employees, we may be subject to legal claims, government action and damage to our reputation.

Hundreds of thousands of consumers, independent contractors and employees have shared personal information with us during the normal course of our business processing real estate transactions. This includes, but is not limited to, Social Security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers and email addresses. To run our business, it is essential for us to store and transmit this sensitive information in our systems and networks. At the same time, we are subject to numerous laws, regulations and other requirements that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices and limit the use, disclosure, or transfer of personal data across country borders. Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers and heightened compliance costs. These ongoing changes to privacy and cybersecurity laws also may make it more difficult for us to operate our business and may have a material adverse effect on our operations. For example, the European Union’s GDPR conferred new and significant privacy rights on individuals (including employees and independent agents) and materially increased penalties for violations. In the U.S., California enacted the California Consumer Privacy Act — which imposes comprehensive requirements on organizations that collect and disclose personal information about California residents.

Any significant violations of privacy, including as a result of cybersecurity breaches, could result in the loss of new or existing business, litigation, regulatory investigations, the payment of fines, damages and penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

We could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition. For example, we have and may continue to incorporate new technologies such as machine learning and AI—defined broadly as the use of computer systems to simulate human intelligence, including decision-making, pattern recognition, and predictive analysis—into our processes and systems, which are under increased regulatory scrutiny. We may be required to change our platforms and services due to new laws and/or decisions related to emerging technologies which may decrease our operational efficiency and/or hinder our ability to improve our services.

In addition, while we disclose our information collection and dissemination practices in the published privacy statements on our various websites, which we may modify from time to time, we may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or state, national and international regulations. Our policies and safeguards could be deemed insufficient if third parties with whom we have shared personal information fail to protect the privacy of that information.

The occurrence of a significant claim in excess of our insurance coverage or which is not covered by our insurance in any given period could have a material adverse effect on our financial condition and results of operations during the period. In the event we or the vendors with which we contract to provide services on behalf of our customers were to suffer a breach of personal information, our customers and independent agents could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to Company policies and practices and such actions jeopardize any personal information. Our legal liability could include significant defense costs, settlement costs, damages and penalties, plus, damage to our reputation with consumers, which could significantly damage our ability to attract customers. Any or all of these consequences would result in a meaningful unfavorable impact on our brand, business model, revenue, expenses, income and margins.

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

Entering into new business arrangements, joint ventures, or business lines may expose us to additional regulatory and compliance risks that could materially and adversely affect our business and financial condition.

Our strategy includes pursuing new business initiatives, entering into joint ventures, and expanding into complementary business lines. These efforts often require us to navigate complex and evolving regulatory environments that may differ significantly from those governing our core operations. If we are unable to timely and effectively address these regulatory and compliance requirements, or if risks arise beyond our reasonable ability to mitigate, our business and financial condition may be materially and adversely affected.

For example, SUCCESS Lending, our joint venture mortgage business launched in 2021, operates in the highly regulated mortgage lending industry, which involves stringent licensing requirements, state and federal oversight, and compliance with consumer protection laws. Similarly, SUCCESS Space, our franchising initiative also launched in 2021, involves compliance with franchising regulations, zoning laws, and other local, state, and federal requirements applicable to its operations. Both initiatives face inherent risks, including but not limited to, operational challenges, legal and regulatory scrutiny, and unforeseen compliance costs.

These new business lines also require significant investments in infrastructure, personnel, and systems to ensure compliance. Failure to meet these obligations could result in legal or regulatory penalties, reputational damage, or the inability to scale these operations as planned. Moreover, the financial success of these ventures is uncertain given their limited operating histories, making it difficult to predict their long-term contribution to our overall financial performance.

While we aim to mitigate these risks through robust compliance frameworks and strategic partnerships, no mitigation effort can fully eliminate all risk. Unanticipated challenges in these or other future ventures could materially and adversely affect our operations, reputation, and financial condition.

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

On February 19, 2025, Glenn Sanford and Penny Sanford filed an amended Schedule 13D with the Securities and Exchange Commission, which disclosed that they beneficially owned approximately 44.77% of our outstanding common stock as of December 31, 2024 and that they had agreed to vote their shares as a group with respect to the election of directors and any other matter on which our shares of common stock are entitled to vote. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with a stockholder group holding a significant number of our shares. The group can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Chief Executive Officer and Chairman of our Board of Directors, Mr. Sanford significantly influences the management of our business and affairs. This concentration of ownership and influence could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Because we can issue additional shares of common stock and because we issue stock under equity incentive plan, our stockholders may experience dilution in the future.

We are authorized to issue up to 900,000,000 shares of common stock, of which 195,028,207 shares were issued and 154,133,385 shares were outstanding as of December 31, 2024. Additionally, the Company maintains an active 2024 Equity Incentive Plan from which employees, agents, brokers and certain service providers of the Company and its affiliates can receive awards of the Company’s common stock. Previously, the Company maintained a 2015 Equity Incentive Plan. The Company ceased issuing shares under the 2015 Equity Incentive Plan when it began issuing shares under the 2024 Equity Incentive Plan in September 2024. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders, subject to applicable Nasdaq listing rules. Consequently, current stockholders may experience more dilution in their ownership of our common stock in the future.

Our share repurchase program could impact the trading price of our stock, reduce liquidity, and may not enhance stockholder value.

Our share repurchase program does not obligate us to repurchase any shares of our common stock, and the timing, amount, and manner of any repurchases are subject to various factors. These factors include, but are not limited to, market conditions, business conditions, statutory and contractual restrictions, the trading price of our common stock, and the availability of alternative investment opportunities. Repurchases of our common stock may impact the market price of our stock, potentially causing it to be higher than it would be absent the program, and could also increase stock price volatility.

The existence of a share repurchase program may reduce market liquidity for our stock, which could adversely affect investors who wish to buy or sell our shares. Additionally, the use of our cash or other resources to repurchase shares could diminish our cash reserves, which may impact our ability to finance growth initiatives, pursue strategic opportunities, discharge liabilities, or respond to other operational needs.

There can be no assurance that our share repurchase program will enhance stockholder value. For example, the market price of our common stock may decline below the prices at which we repurchased shares, and fluctuations in the stock price could reduce the overall effectiveness of the program. If we do not manage our repurchase program effectively, it could have a material adverse effect on our financial condition, liquidity, or ability to meet our strategic objectives.

The stock price of our common stock has been and likely will continue to be volatile and may decline in value regardless of our performance.

The market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control, including those described above and the following:

●	our operating and financial performance and prospects;
●	future sales of substantial amounts of our common stock in the public market, including but not limited to shares we may issue as consideration for acquisitions or investments;
●	housing and mortgage finance markets;
●	our quarterly or annual earnings or those of other companies in our industry;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	changes in or cessation of recommendations or analysis of our prospects by securities analysts who track our common stock;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	actual or potential changes in laws, regulations and regulatory interpretations;
●	changes in interest rates;
●	changes in demographics relating to housing such as household formation or other consumer preferences toward home ownership;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	arrival and departure of key personnel;
●	the filing of and/or adverse resolution of new or pending litigation or regulatory proceedings against us; and
●	changes in general market, economic and political conditions in the United States and global economies.

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

Because there is no guarantee that we will continue to pay cash dividends on our shares of common stock in the future, our stockholders may not be able to receive a return on their shares unless they sell them.

On August 4, 2021, the Company’s Board of Directors declared and subsequently paid its first cash dividend. Since then, the Company has declared and paid quarterly dividends through the fiscal year ended December 31, 2024. However, there is no assurance that future dividends will be declared or paid, and if dividends are paid, there is no assurance as to the amount or frequency of any such dividends. The declaration, payment, and amount of any future dividends will be made at the discretion of the Board of Directors and will depend upon, among other things, the Company’s results of operations, cash flows, financial condition, operating and capital requirements, and other factors deemed relevant by the Board of Directors.

If we cease to pay dividends or reduce the amount of dividends paid, stockholders seeking a return on their investment may need to sell their shares to realize such a return. Fluctuations in our stock price and market conditions may affect the ability of stockholders to realize a return, making it uncertain whether they will achieve their investment goals.

Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our restated certificate of incorporation and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board of Directors. Among other things, these provisions:

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

Managing Material Risk

The Company’s approach to risk management is tailored to its reporting segments. FrameVR.io, which was moved to the North American Realty segment during the first quarter of 2025, independently identifies, assesses, and manages its material risk from cybersecurity threats, and North American Realty, International Realty, and, recently, Other Affiliated Services, operate under a joint risk framework due to the similarities in cybersecurity risk they face. While educational resources about cybersecurity risks are shared amongst Information Technology (“IT”) staff across segments, segment-specific IT staff are empowered to evaluate and address cybersecurity risks within their reporting segment in alignment with the Company’s overall business objectives and operational needs. Where required, IT staff in each reporting segment may communicate with their counterparts in different reporting segments or with executive management of the Company to ensure compliance with cybersecurity incident and data breach reporting requirements under applicable law. Staff across all segments are required to complete company facilitated cybersecurity training at least annually.

Engage Third Parties on Risk Management

Understanding the complexity and evolving nature of cybersecurity threats, each reporting segment may engage with a range of external experts, including cybersecurity assessors and consultants, to assess, identify, and manage material risks posed by cybersecurity threats, as determined by each reporting segment. Each reporting segment may enable external technologies and specialists, as deemed necessary by the reporting segment, to test, alert, and report on the Company’s various computing ecosystems. These external assets allow the reporting segment leaders to leverage cybersecurity tools applicable to their segment’s risks, ensuring our cybersecurity strategies and processes continue to align with business objectives and operational needs. Segment personnel that engage such third-parties collaborate with these third-parties to review and discuss vulnerabilities and threats, consult on security enhancements for better risk identification, and audit risk management systems.

Oversee Third-Party Risk

The Company recognizes that third-party service providers may introduce cybersecurity risks related to access to certain systems and data. The Company’s cybersecurity processes include documentation of certain third-party service providers’ security postures, with risk-related information recorded in TrustArc or similar internal tracking tools. Where applicable, these processes involve requesting third-party audit reports. Certain third-party relationships, including individual AI licenses and vendors onboarded through non-IT channels, may not be documented or reviewed as part of the Company’s cybersecurity processes.

Where applicable, the Company maintains written contractual provisions requiring third-party service providers to report security incidents. Any information obtained through such reporting may be reviewed and recorded by security personnel. The Company does not routinely provide feedback to third parties on identified risks but may document available security information to facilitate internal awareness.

Risk of Cybersecurity Threats

To date, the Company has not identified a cybersecurity threat in any reporting segment, including as a result of any previous cybersecurity incidents, that has or is reasonably likely to have a current or future material effect on our business strategy, financial condition, results of operations, liquidity, capital expenditures, or capital resources. For more information regarding risks from cybersecurity threats, see “Item 1A - Risk Factors” in this Annual Report, in particular under the caption “Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation and harm our business.”

Cybersecurity Governance

The Company’s Board of Directors (the “Board”) is aware of the critical nature of managing risks associated with cybersecurity threats and meets regularly to discuss managing risk from cybersecurity threats, among other risks facing the Company. The Board has established oversight mechanisms to manage risks associated with cybersecurity threats.

Board of Directors Oversight

The Board’s Nominating and Corporate Governance Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for cybersecurity risk oversight. When required, additional information is provided from the IT management from North American Realty and additional staff for each reporting segment for further insight and analysis. The Company is continually monitoring its cybersecurity oversight, strategy and governance for improvement and refinement.

Management’s Role Managing Risk

The Company’s Chief Technology Officer (“CTO”) oversees cybersecurity risks for North American Realty, International Realty, and, as of recently, Other Affiliated Services; provided, however, that cybersecurity risk management for FrameVR.io, which was moved to the North American Realty segment during the first quarter of 2025, is overseen by the Vice President of FrameVR.io, in consultation with the CTO as requested. The CTO provides comprehensive briefings to the Nominating and Corporate Governance Committee on a quarterly basis covering a broad range of topics, including, without limitation:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies within his purview;
●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

The CTO receives updates on any significant developments in the cybersecurity domain from North American (excluding FrameVR.io), International Realty, and, recently, Other Affiliated Services which the CTO then reports to the Nominating and Corporate Governance Committee, ensuring the Board’s oversight is proactive and responsive. Personnel from FrameVR.io are empowered to report cybersecurity risk to their respective leaders who may then report to the Nominating and Corporate Governance Committee directly or funnel such reporting to the CEO.

Risk Management Personnel

Primary oversight and responsibility for managing the Company’s cybersecurity risks resides with the CEO. With over 25 years of experience in technology leadership, entrepreneurship, and real estate innovation, his expertise lies in leveraging technology to transform traditional industries, including pioneering the first fully cloud-based real estate brokerage model.

The CEO’s career began in the technology sector, where he founded eShippers.com, an eCommerce and logistics platform that integrated online storefronts with a national fulfillment network. This experience in developing scalable, technology-driven solutions laid the groundwork for his later success in building the Company. His vision for integrating advanced IT systems into real estate has driven eXp Realty’s growth to over 82,000 agents across 24 countries. He holds a degree in Economics and Computer Science from the University of Oklahoma, which supports his ability to align technology initiatives with strategic business goals.

Under the CEO’s leadership, the Company continues to innovate through immersive virtual environments, advanced data systems, and scalable global operations, ensuring its position as a leader in real estate technology.

Accompanying the CEO with the development of the security ecosystem is key personnel at each reporting segment, including:

●	North American Realty and International Realty’s Chief Innovation Officer. The person in this role has over 20 years of experience as a technologist, startup founder, and technology executive with expertise in software development, product management, and real estate technology innovation. He holds a Bachelor of Arts from the College of Charleston and has led transformative technology initiatives, including two successful PropTech startup exits.
●	North American Realty and International Realty’s Chief Technology Officer. The person in this role has over 20 years of experience leading global technology teams, delivering innovative software solutions, and driving business transformation. He is experienced in building and delivering secure, scalable technology solutions, with a focus on software reliability, data integrity, and secure system architecture. He is also actively expanding his expertise in cybersecurity, focusing on cloud security, threat mitigation, and risk management to strengthen enterprise system protection. He holds a Master of Science in Computer Science and a Bachelor of Engineering in Mechanical Engineering. He also completed a postgraduate degree in AI and machine learning from the University of Texas at Austin.
●	North American Realty and International Realty’s Senior Director of Information Security. The person currently in this role has over 25 years of experience managing enterprise level cyber security programs in various industries in addition to having a Bachelor of Science in Information Technology Management and is a Certified Information Security Manager (CISM), along with ITIL and ISO certifications.
●	North American Realty and International Realty’s Senior Director of Data Privacy & GRC. The person in this role has over 15 years of experience in data privacy, governance, and compliance, with expertise in managing enterprise-wide privacy programs and mitigating regulatory risks. She holds a Master of Public Administration and a Bachelor of Science in Political Science, both from Kennesaw State University, and is a Certified Information Privacy Manager (CIPM) and Certified Data Privacy Solutions Engineer.
●	Vice President, FrameVR.io. The person currently in this role has Master in Education Technology and a decade working at the intersection of collaboration and spatial computing as a developer and technical product manager. They also have general experience working with information security and privacy frameworks such as SOC-2, GDPR, and COPPA. The Vice President of FrameVR.io reports to the CIO.

Monitoring Cybersecurity Incidents

Daily security assessments, alert monitoring, and the management of cybersecurity threats are the responsibility of each reporting segment and each reporting segment deploys an approach that is tailored to their risk environment within the Company and its overall business objectives. Notwithstanding the foregoing, Frame. FrameVR.io is independently responsible for its assessments, alert monitoring, and management of cybersecurity threats. When appropriate, each reporting segment escalates information to the CEO of the Company or CTO to ensure awareness of relevant cybersecurity risks across the reporting segments and to enable required incident management procedures applicable to each reporting segment. The reporting segments and FrameVR.io provide information and analysis to aid in the remediation of cybersecurity incidents.

Reporting to Board of Directors

The CTO, together with reporting segment and FrameVR.io key personnel listed above and with input from the CEO, inform the Nominating and Corporate Governance Committee of relevant material aspects related to cybersecurity risks and threats. This ensures the highest levels of oversight are aware and updated about the cybersecurity posture and potential risks facing the

Company. Furthermore, cybersecurity incidents, strategic risk management decisions, and materiality analysis are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

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

The information set forth under “Contingencies” under Note 14 – Commitments and Contingencies to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report is incorporated herein by reference.

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

Holders of Record

As of February 10, 2025, we had approximately 116,122 stockholders of record who hold shares of the Company’s common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

During 2024, the Company’s Board of Directors declared the following dividends on its common stock:

Declaration Date	Record Date	Payable Date	Per Share
February 14, 2024	March 8, 2024	March 29, 2024	$0.050
April 24, 2024	May 13, 2024	May 27, 2024	$0.050
July 26, 2024	August 14, 2024	August 30, 2024	$0.050
November 4, 2024	November 18, 2024	December 2, 2024	$0.050

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market, privately negotiated transactions, or through a 10b5-1 plan. No date has been established for the completion of the share repurchase program and we are not obligated to repurchase any shares; however, the Board has limited the Company’s historical and ongoing repurchase program to $1.0 billion in the aggregate, inclusive of associated fees. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate or in accordance with the terms of the 10b5-1 plan. Repurchases under the program can be discontinued at any time the Board of Directors feels additional repurchases are not warranted. Any shares repurchased under the program are returned to the status of authorized but unissued shares of common stock until retired.

Refer to Note 10 – Stockholders’ Equity to the consolidated financial statements included elsewhere within this Annual Report for more details regarding our stock repurchase program.

The following table provides information about repurchases of our common stock during the quarter ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
10/1/2024-10/31/2024	630,215	$ 13.14	630,215	$ 305,706,069
11/1/2024-11/30/2024	600,792	13.81	600,792	297,424,144
12/1/2024-12/31/2024	655,913	12.69	655,913	289,144,088
Total	1,886,920	$ 13.21	1,886,920
(1)	In December 2018, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase its common stock, which has been amended from time to time. Most recently, in June 2023, the Board approved an increase to the total amount of its buyback program from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 10 – Stockholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report.

Company Stock Performance

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) 500 Index, the S&P Homebuilders Select Industry Index and the S&P Internet Select Industry Index by assuming $100 was invested in each investment option as of December 31, 2019. The S&P 500 Index is a capitalization-weighted index of domestic equities of the largest companies traded on the NYSE and Nasdaq. The S&P Homebuilders Select Industry Index is a diversified group of holdings representing home building, building products, home furnishings and home appliances. The S&P Internet Select Industry Index is comprised of U.S. equities of internet and direct marketing retail, internet services and infrastructure and interactive media and services companies.

Year	2019	2020	2021	2022	2023	2024
EXPI	$ 100.00	$ 557.00	$ 596.00	$ 198.00	$ 280.00	$ 211.00
S&P 500 Index	100.00	116.00	148.00	119.00	148.00	182.00
S&P Homebuilders Index (XHB)	100.00	146.00	192.00	137.00	220.00	244.00

Item 6.	[RESERVED]
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about material information relevant to an assessment of the financial condition and results of operations of eXp World Holdings, Inc. and its subsidiaries for the three-year period ended December 31, 2024. The following discussion should be read together with our consolidated financial statements and related notes included elsewhere within this Annual Report. This discussion contains forward-looking statements that constitute our estimates, plans and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Statements” and “Item 1A. – Risk Factors” included elsewhere within this Annual Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

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

OVERVIEW

eXp is a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. The Chief Operating Decision Maker (“CODM”) manages the business and allocates resources as three separate operating segments: North American Realty; International Realty; and Other Affiliated Services. See additional information in Note 11 –Segment Information to the consolidated financial statements included elsewhere in this Annual Report.

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions.

Prior to 2024, eXp managed and reported its operations in four operating business segments which included, in addition to the current business segments, a Virbela segment covering eXp’s historical application-based Virbela business, which was considered discontinued operations beginning in the first quarter of 2024. The Company completed the disposition of Virbela during the fourth quarter of 2024. All prior period financial statements and segment information have been reclassified to conform to the current reporting structure in this Annual Report. See Note 4 – Discontinued Operations to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding the discontinuation of Virbela.

Strategy and Company-Wide Initiatives

Our strategy is to grow organically in the North American and certain international markets by increasing our independent agent and broker network. We continue to attract productive real estate agents and broker professionals that contribute to our growth; we are also committed to providing agents with the tools to help them grow their business and increase their productivity.  Through our technology platform, we strive to achieve customer-focused efficiencies that allow us to increase market share and attain strong returns as we scale our business within the markets in which we operate. By building partnerships and strategically deploying capital, we seek to grow the business and enter attractive vertical and adjacent markets.

Agent Net Promoter Score

In 2024, we continued to focus on achieving operational excellence and understanding and enhancing the experience of both our agents and employees, which we monitor using agent Net Promoter Score (“aNPS”). NPS is a widely recognized metric for assessing satisfaction and loyalty. NPS is calculated on a scale ranging from -100 to 100, with scores above 50 considered excellent. Within the Company, we utilize aNPS to evaluate agent satisfaction. In 2024, the Company achieved an aNPS of 76 for the year and 77 in the fourth quarter, reflecting strong agent alignment with our mission and values.

The NPS process is an important vehicle for delivering our core values of transparency. While we strive for high satisfaction, it is equally important to investigate a low or unfavorable trend of NPS. As NPS scores are often leading indicators to agents and employees’ future actions, we can learn quickly what may be a ‘pain point’ or program that is not meeting its desired objective. We then take that information and translate it into action with an effort to remediate the specific root cause(s) driving the lower score.

During 2024, we remained focused on empowering our agents, increasing their productivity, and maintaining strong engagement through these and other agent-centric initiatives. Other agent-centric initiatives include our improved agent eXpert Care Desk, which was expanded globally with multi-language capabilities, enhanced agent mentor/mentee offerings and improved performance tracking and management.

Additionally, in response to industry changes in response to US antitrust lawsuits, the Company led the industry by introducing new listing agreements and buyer representation forms for its agents and the industry. These programs and efforts underscore our commitment to fostering agent success by lowering barriers, increasing earning opportunities, and creating a collaborative, growth-oriented environment. By continually evolving to meet the needs of our agents and employees, the Company remains well-positioned to continue to drive growth.

Revenue Share Plan

A key component of our capital deployment strategy is our Sustainable Revenue Share Plan (the “Revenue Share Plan”), whereby we pay real estate professionals affiliated with the Company a portion of eXp Realty’s commission for their contribution to Company growth. We launched the Revenue Share Plan when the Company was in its infancy as a competitive differentiator that has since disrupted the residential real estate brokerage model. Participants in the Revenue Share Plan are eligible to receive additional income from the Company’s closed real estate transactions based on the participant’s number of frontline qualifying active (“FLQA”) agents and their downline agents. An FLQA agent is an agent or broker whom a participant (“sponsor”) has personally attracted to the Company and who has met specific real estate transaction volume requirements. Revenue share is paid to the sponsor from the commission earned by the Company on transactions closed by the sponsor’s FLQAs and their downline agents. Additionally, all sponsors must adhere to eXp’s policies and procedures and may not, among other things: (i) take actions that result in criminal liability; (ii) engage in activities constituting harassment; or (iii) interfere with, coerce, or otherwise unethically convince a prospective or current agent’s choice of sponsorship declaration.

The supplementary income distributed to the sponsor under the Revenue Share Plan is exclusively derived from the Company's portion of the transaction commission.  Revenue Share supplemental income is not earned on transactions for which the Company does not receive a commission (e.g., when an FLQA has reached the maximum brokerage contribution threshold (i.e., has “capped”) and earns 100% of commission on its closed transactions). The Revenue Share Plan does not impact or reduce the commission earned by the FLQA on the transaction. The Company’s costs incurred under the Revenue Share Plan are included as commissions and other agent-related costs in the consolidated statements of comprehensive income.

The Revenue Share Plan is integral to our growth strategy, fostering a collaborative brokerage that aligns with our core values of sustainability and collaborative success. Regular evaluations are conducted to ensure the plan’s continued alignment with the Company's overarching objectives and for regulatory compliance.

We believed our Revenue Share Plan was crucial in attracting and retaining agents and teams, especially during a period marked by ongoing market contraction, due to lower transaction volumes and higher mortgage rates, and increased agent attrition from the industry. To further counter these challenges in 2024, we instituted a series of significant enhancements to certain new agent revenue programs, including the ICON Incentive Program and the Revenue Share Capping Incentive Program. Further, in 2024, we introduced REVenue Share 2.0, which simplified the earnings calculations and provided the agents with the ability to receive their revenue share payment instantly, for a small fee. These programs were designed to enhance agent earning potential and allow more instant access to earnings.

Agent Stock Ownership

In addition to utilizing aNPS and building programs based on our agents’ feedback, the Company fosters a culture of agent stock ownership through its Agent Growth Incentive Program (“AGIP”) and Agent Equity Program (“AEP”). Both stock programs align agents’ and brokers’ success with the Company’s performance. Under AGIP, agents and brokers can earn awards of the Company’s common stock by achieving production and agent attraction benchmarks, reinforcing their stake in the Company’s growth and success. The AEP further strengthens this ownership culture by allowing agents and brokers in participating jurisdictions to elect to receive 5% of their commission in Company common stock at a discounted market price. This program not only incentivizes participation but also underscores our commitment to attracting and retaining independent agents and brokers who are invested in the Company’s long-term success.

Together, these programs are integral to our operational strategy, creating a community of stockholder-agents whose interests are aligned with the Company’s performance. While these initiatives contribute significantly to our commission structure and operating results, they are key to building a scalable, collaborative model that drives sustainable growth.

Additional information for our AGIP and AEP programs are more fully disclosed in Note 10 – Stockholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report.

Operational Excellence

In addition to agent-focused efforts, we realized substantial cost savings from initiatives implemented in 2023 and continued to optimize our operating costs to align with revenue trends in 2024. Such initiatives included changing the annual in-person shareholders’ meeting to a virtual meeting, continuing to streamline our support organization, moving to a more decentralized, self-empowered frontline staff framework, deploying a seasonal flex offshore resource program for improved supply and demand alignment, and expanding our eXpert care level 1 support desk to include multi-language capabilities and beginning to leverage AI for mentor pairing, document reviews, and staff assistants. Finally, we have migrated to our proprietary web-based metaverse (Frame VR.io) virtual workspace for both staff and agents with over 2 million visits in 2024.

MARKET CONDITIONS AND INDUSTRY TRENDS

Our business is dependent on the volume of home sales transactions and prices, which can vary based on economic conditions within the markets for which we operate. Changes in these conditions can have a positive or negative impact on our business. Key economic factors influencing housing markets include economic growth, inflation, interest rates, unemployment, consumer confidence, mortgage availability, and the balance of supply and demand.

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

In 2024, the U.S. residential existing home sales market decreased 0.7% from 2023, according to preliminary data from the National Association of Realtors (“NAR”). NAR reported that the preliminary pending home sales index decreased 5.0% in December 2024 compared to December 2023 and decreased 2.7% for the full-year ended December 31, 2024, compared to the full-year of 2023. The pending home sales index measures housing contract activity and is based on signed real estate contracts for existing single-family homes and condos.

The Company believes that it remains well positioned for growth in the current economic climate. Despite the challenges of the current housing market, we have a strong base of agent support, which should drive organic market share growth, retention and productivity. Additionally, our efficient operating model, driven by our cloud-based platform and lack of brick-and-mortar locations, allows us to adapt swiftly to market changes while maintaining lower fixed costs.

We are confident in our ability to leverage our low-cost, high-engagement model. This approach affords agents and brokers increased income and ownership opportunities while offering a scalable and resilient solution to independent brokerage owners seeking to succeed amid economic fluctuations.

National Housing Inventory

In 2024, the continued relatively higher mortgage rates and higher home prices have caused inventory levels, as measured in months of supply, to rise. According to NAR, preliminary inventory of existing homes for sale in the U.S. was 1.2 million or 3.3 months at December 31, 2024, compared to 990,000 or 3.1 months at December 31, 2023.

According to preliminary data from the United States Census Bureau, new construction housing starts decreased by 4.4% in 2024, compared to 2023 and new construction housing completions decreased 0.8% in 2024 on a seasonally adjusted annual rate compared to 2023.

Mortgage Rates

Persistently high mortgage rates continue to negatively impact the demand for homebuying. Based on Freddie Mac data, the average rate for a 30-year, conventional fixed-rate mortgage was 6.85% in December 2024 compared to 6.61% in December 2023.

Housing Affordability Index

According to preliminary data from NAR, the composite housing affordability index decreased to 99.0 for November 2024 from 100.5 for December 2023. As home prices and interest rates have increased, the housing affordability index has become unfavorable. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The unfavorable housing affordability index is due to increased mortgage rate conditions and higher average home prices driven by inventory levels.

Existing Home Sales Transactions and Prices

According to preliminary data from NAR, existing home sale transactions for the year ended December 2024 decreased 0.7% to 4.06 million compared to 4.09 million for the year ended December 2023.

According to preliminary data from NAR, nationwide existing home sales average price for December 2024 was $404,400, up 6% from $381,400 in December 2023. For full-year 2024 (preliminary) the nationwide existing home sales average price was $407,500, up 4.7% from $389,300 for full-year 2023.

SEGMENTS

The Company has three operating and reportable segments as follows: North American Realty, International Realty and Other Affiliated Services. We report corporate expenses, as further detailed below, as “Corporate expenses and other.” All segments follow the same basis of presentation and accounting policies. See Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report for additional information about the Company’s significant accounting policies.

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

The following discussion focuses on the operating performance of the Company for the years ended December 31, 2024, 2023, and 2022 and the financial condition of the Company as of December 31, 2024 and 2023.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Year Ended December 31,
	2024	2023	2022

Performance:
Agent NPS	76	73	71
Agent count	82,980	87,515	86,203
Real estate sales transactions	434,165	422,772	460,150
Real estate sales volume	$ 185,170,695	$ 169,202,948	$ 187,252,204
Other real estate transactions	84,524	71,636	51,709
Real estate per transaction cost	$ 559	$ 573	$ 581
Revenues	$ 4,567,672	$ 4,273,821	$ 4,589,676
Operating (loss) profit	($ 18,994)	$ 522	$ 16,357
Adjusted EBITDA(1)	$ 75,483	$ 65,328	$ 71,498
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss) income, and a discussion of why we believe Adjusted EBITDA is useful to investors, see “Non-U.S. GAAP Financial Measures”.

Agent Net Promoter Score (aNPS)

aNPS is a scale-based measure of customer satisfaction and an aNPS above 50 is considered excellent. aNPS plays a crucial role in attracting and retaining agents and teams, especially during a period marked by ongoing market contraction, due to lower transaction volumes and higher mortgage rates, and increased agent attrition from the industry.

The Company’s aNPS improved to 76 in 2024 compared to 73 in 2023. Despite the challenging market conditions, aNPS improved due to significant investments in brokerage operations and enhancements to agent revenue programs, including ICON Incentive Program, the Revenue Share Capping Incentive Program, and REVenue Share 2.0.

Agent Count

One of our key strengths is continuing to attract and retain productive real estate agent and broker professionals that contribute to our growth. We are also committed to providing agents with the tools to help them grow their business and increase their productivity. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general including interest rates, declining transaction volume in the U.S., and industry practice changes.

The number of agents declined (5.2)% in 2024, compared to 2023, as we continue to off board less productive agents. However, we have attracted and retained productive agents in the United States and Canada through the execution of our growth strategies and the end-to-end suite of services we offer our agents.

Real Estate Sales Transactions and Sales Volume

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

Real estate sales transactions increased 2.7% in 2024, compared to 2023, primarily driven by increased sales volume in Canada and in our international markets. Real estate sales volume increased 9.4% in 2024, compared to 2023 driven by increased sales prices, and to a lesser extent, increased transactions.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by our agents and brokers.

Other real estate transactions increased 18% in 2024, compared to 2023. The increase in other real estate transactions was primarily driven by higher mortgage rates and affordability challenges shifting demand toward rentals, strategic expansion of our referral network and leasing services, enhanced agent productivity through training and technology improvements.

Real estate per transaction cost

Real estate per transaction cost is measured as selling, general and administrative, sales and marketing and technology and development expenses in North American Realty and International Realty segments, divided by total transactions (real estate sales transactions and other real estate transactions).

Real estate per transaction cost decreased (2.6)% in 2024, compared to 2023, primarily due to lower costs attributable to cost containment initiatives, partially offset by legal expenses related to the antitrust lawsuits.

Revenues

Revenues represent the commission revenue earned by the Company for closed brokerage real estate transactions.

Revenues increased 6.9% in 2024, compared to 2023, primarily driven by increased home sale prices, and higher sales transactions.

Revenues decreased (6.9)% in 2023, compared to 2022. Revenues decreased in 2023 primarily because of lower volume of real estate brokerage commissions, which is attributable to a decrease of overall real estate transactions and lower home sales prices in our markets, partially offset by growth in our agent base, compared to 2022.

Operating (Loss) Profit

The operating (loss) profit decreased ($19.5) million in 2024, compared to 2023. Operating (loss) profit in 2024 includes $34.0 million related to litigation contingency accrual and $4.9 million of impairment expense Operating profit, excluding the litigation contingency accrual and the impairment expense in 2024 improved substantially due to increased revenue, net of agent commissions and other agent-related costs and lower operating costs, partially offset by legal expenses related to the antitrust lawsuits.

Our operating profit decreased ($15.8) million in 2023, compared to 2022 due to a decrease in revenues partially offset by a decrease in operating expenses.

Adjusted EBITDA

Management reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance.

Adjusted EBITDA increased $10.2 million in 2024, compared to 2023. The improvement in Adjusted EBITDA reflects increased revenues, partially offset by legal expenses related to antitrust lawsuits and higher operating costs.

Adjusted EBITDA decreased ($6.2) million in 2023, compared to 2022, which reflects lower revenues, partially offset by lower operating costs.

RECENT BUSINESS DEVELOPMENTS

North American Realty Initiatives

The Company continues to focus on growth in the United States and Canada by attracting and retaining top-producing agents while providing growth opportunities and support for agents at all stages of their careers. During 2024, the Company introduced various agent-focused initiatives and incentive programs designed to enhance agent earning potential and to attract culturally aligned agents, teams and independent brokerages to the Company. These programs include the ICON Incentive Program, the Revenue Share Capping Incentive Program, and REVenue Share 2.0, which offer unique financial incentives by lowering barriers to entry, facilitating seamless transitions to eXp, and rewarding agents for contributing to growth.

Additionally, the Company launched new ancillary programs and services to support the development and success of its agents, brokers, and clients. These initiatives include eXp Elevate Coaching, Global Agent Referral Platform, eXp Commercial Groups, new on-demand eXp University courses including the Fast Cap Training Program and Fast Start Series, and affiliate relationships with Sisu and Canva. In 2024, the Company acquired the assets of LUXVT to enhance our eXp Luxury agent program, which experienced continued growth throughout the year.

International Realty Initiatives

We have operations in the U.K., Australia, France, India, Mexico, Portugal, South Africa, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile, Poland and Dubai. During 2024, the Company announced plans to expand into Türkiye, Peru and Egypt, currently expected to be launched in 2025. The Company continues to pursue growth opportunities and increase market share in the countries where operations began in recent years. The Company has focused on increasing productivity throughout our international entities. Our operations in the U.K, South Africa, and France in particular are experiencing meaningful agent and transaction growth. During 2024, we launched the Global Agent Referral Program, which is designed to simplify and accelerate the real estate referral process and is part of our expansive set of innovative tools to empower our agents worldwide to effortlessly connect and collaborate, contributing to a robust and interconnected global marketplace.

Other Affiliated Services

In 2024, the Company strategically realigned its affiliated services to better meet the evolving needs of agents, brokers, and customers. In response to the increasing demand for mobile and web-accessible platforms, the Company fully transitioned to FrameVR.io, our web-based immersive 3D platform that facilitates seamless virtual collaboration without the need for extensive hardware or software installations. FrameVR.io enhances accessibility and user experience, aligning with our commitment to innovation. After December 31, 2024, the Company’s CODM began managing the FrameVR.io business as part of the North American Realty segment. As a result, in the first quarter of 2025, the Company reclassified FrameVR.io from the Other Affiliated Services segment to the North American Realty segment to align with this change in management approach.

SUCCESS® Enterprises LLC (“SUCCESS”) continued to empower personal and professional development through its diverse multi-media properties, including SUCCESS® magazine, SUCCESS.com, newsletters, podcasts, and the SUCCESS® speakers bureau. The print magazine industry has experienced significant disruptions over the last several years, driven by technological advancements, evolving consumer preferences and economic pressures. In September 2024, we launched SUCCESS+™, an all-inclusive subscription model powered by AI-driven coaching and DISC assessments, offering personalized learning experiences to our community. The organization continues to invest in robust sales and marketing initiatives, with a focus on expanding membership, subscribers, and clients across diverse industries and global sectors.

RESULTS OF OPERATIONS

Year ended December 31, 2024 vs. Year ended December 31, 2023

	Year Ended	Year Ended	Change 2024 vs. 2023
	December 31, 2024	December 31, 2023	$	%

Statement of Operations Data:
Revenues	$ 4,567,672	$ 4,273,821	$ 293,851	7%
Operating expenses
Commissions and other agent-related costs	4,225,277	3,953,897	271,380	7%
General and administrative expenses	252,369	247,799	4,570	2%
Technology and development expenses	58,182	59,547	(1,365)	(2)%
Sales and marketing expenses	11,908	12,056	(148)	(1)%
Impairment expense	4,930	-	4,930	-%
Litigation contingency	34,000	-	34,000	-%
Total operating expenses	4,586,666	4,273,299	313,367	7%
Operating (loss) income	(18,994)	522	(19,516)	(3,739)%
Other (income) expense
Total other (income) expense, net	(4,445)	(4,383)	(62)	(1)%
Equity in losses of unconsolidated affiliates	1,168	1,388	(220)	(16)%
Total other (income) expense, net	(3,277)	(2,995)	(282)	(9)%
(Loss) income before income tax expense	(15,717)	3,517	(19,234)	(547)%
Income tax (benefit) expense	1,071	(16)	1,087	(6,794)%
Net (loss) income from continuing operations	(16,788)	3,533	(20,321)	(575)%
Adjusted EBITDA (1)	$ 75,483	$ 65,328	$ 10,155	16%
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, and why we believe Adjusted EBITDA is useful to investors see “Non-U.S. GAAP Financial Measures”.

			Change 2024 vs. 2023
	December 31, 2024	December 31, 2023	$	%

Revenues	$ 4,567,672	$ 4,273,821	$ 293,851	7%

Total revenues increased 7% due to higher home sales prices and an increase in real estate transactions in 2024, driven by improved agent productivity and increased international production in previously launched markets.

			Change 2024 vs. 2023
	December 31, 2024	December 31, 2023	$	%

Commissions and other agent-related costs	$ 4,225,277	$ 3,953,897	$ 271,380	7%

Commissions and other agent-related costs increased 7% primarily because of the increase in real estate transactions and increased home sales prices. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

			Change 2024 vs. 2023
	December 31, 2024	December 31, 2023	$	%

General and administrative expenses	$ 252,369	$ 247,799	$ 4,570	2%

General and administrative expenses increased 2% due to increased employee-related expenses and increased legal expenses related to the antitrust lawsuits, partially offset by lower costs related to the shareholders summit in 2024, because it was conducted virtually, and lower eXpcon costs. General and administrative expenses include costs related to wages, employee stock compensation, and other general overhead expenses.

			Change 2024 vs. 2023
	December 31, 2024	December 31, 2023	$	%

Technology and development expenses	$ 58,182	$ 59,547	($ 1,365)	(2)%

Technology and development expenses decreased (2)%, primarily due to higher capitalized technology investments. These expenses include employee-related costs and other expenses related to the maintenance and development of the technology used by both our agents and our employees.

			Change 2024 vs. 2023
	December 31, 2024	December 31, 2023	$	%

Sales and marketing expenses	$ 11,908	$ 12,056	($ 148)	(1)%

Sales and marketing expenses decreased (1)% in 2024 compared to 2023 due to decreased advertising in the U.S. and Canada residential real estate market.

			Change 2024 vs. 2023
	December 31, 2024	December 31, 2023	$	%

Total other (income) expense, net	($ 3,277)	($ 2,995)	($ 282)	(9)%

Other (income) expense, net increased 9% primarily due to increased interest income when compared to 2023. Other (income) expense, net includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

			Change 2024 vs. 2023
	December 31, 2024	December 31, 2023	$	%

Income tax (benefit) expense	$ 1,071	($ 16)	$ 1,087	(6,794)%

The Company’s provision for income tax (benefit) expense from continuing operations decreased $1.1 million from the year ended December 31, 2023. The decrease in income tax (benefit) expense was primarily attributable to the decrease in excess benefit from stock-based compensation in the current year.

Refer to Critical Accounting Policies and Estimates within the MD&A and Note 13 - Income Taxes to the consolidated financial statements included elsewhere in this Annual Report for further information.

Year ended December 31, 2023 vs. Year ended December 31, 2022

	Year Ended	Year Ended	Change 2023 vs. 2022
	December 31, 2023	December 31, 2022	$	%

Statement of Operations Data:
Revenues	$ 4,273,821	$ 4,589,676	($ 315,855)	(7)%
Operating expenses
Commissions and other agent-related costs	3,953,897	4,228,503	(274,606)	(6)%
General and administrative expenses	247,799	275,445	(27,646)	(10)%
Technology and development expenses	59,547	54,199	5,348	10%
Sales and marketing expenses	12,056	15,172	(3,116)	(21)%
Total operating expenses	4,273,299	4,573,319	(300,020)	(7)%
Operating (loss) income	522	16,357	(15,835)	(97)%
Other (income) expense
Total other (income) expense, net	(4,383)	(803)	(3,580)	(446)%
Equity in losses of unconsolidated affiliates	1,388	1,624	(236)	(15)%
Total other (income) expense, net	(2,995)	821	(3,816)	(465)%
(Loss) income before income tax expense	3,517	15,536	(12,019)	(77)%
Income tax (benefit) expense	(16)	(8,199)	8,183	100%
Net (loss) income from continuing operations	3,533	23,735	(20,202)	(85)%
Adjusted EBITDA (1)	$ 65,328	$ 71,498	($ 6,170)	(9)%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, and why we believe Adjusted EBITDA is useful to investors see “Non-U.S. GAAP Financial Measures”.

			Change 2023 vs. 2022
	December 31, 2023	December 31, 2022	$	%

Revenues	$ 4,273,821	$ 4,589,676	($ 315,855)	(7)%

Total revenues decreased 7%, primarily because of the lower volume of real estate brokerage commissions, which is attributable to a decrease of overall real estate transactions and lower home sales prices in our markets, partially offset by growth in our agent base, compared to 2022.

			Change 2023 vs. 2022
	December 31, 2023	December 31, 2022	$	%

Commissions and other agent-related costs	$ 3,953,897	$ 4,228,503	($ 274,606)	(6)%

Commissions and other agent-related costs decreased 6% primarily because of a decrease in overall real estate transactions and lower home sales prices, partially offset by growth in our agent base and an increase in agent-related stock-based compensation.

			Change 2023 vs. 2022
	December 31, 2023	December 31, 2022	$	%

General and administrative expenses	$ 247,799	$ 275,445	($ 27,646)	(10)%

General and administrative expenses decreased 10% due to lower reported stock compensation expense, partially offset by increased employees, increased contract labor wages and compensation and increases in seminars and conferences expenses.

			Change 2023 vs. 2022
	December 31, 2023	December 31, 2022	$	%

Technology and development expenses	$ 59,547	$ 54,199	$ 5,348	10%

Technology and development expenses increased 10%, primarily due to increased investment in technology.

			Change 2023 vs. 2022
	December 31, 2023	December 31, 2022	$	%

Sales and marketing expenses	$ 12,056	$ 15,172	($ 3,116)	(21)%

Sales and marketing expenses decreased (21)% due to decreased advertising in the U.S. and Canada residential real estate market.

			Change 2023 vs. 2022
	December 31, 2023	December 31, 2022	$	%

Total other (income) expense, net	($ 2,995)	$ 821	($ 3,816)	(465)%

Other (income) expense, net increased primarily due to increased interest income when compared to 2022.

			Change 2023 vs. 2022
	December 31, 2023	December 31, 2022	$	%

Income tax (benefit) expense	($ 16)	($ 8,199)	$ 8,183	100%

The Company’s provision for income tax (benefit) expense from continuing operations decreased $8.2 million from the year ended December 31, 2022. The decrease in income tax benefit was primarily attributable to the decrease in excess benefit from stock-based compensation in 2023 and higher non-deductible executive compensation expenses.

Refer to Critical Accounting Policies and Estimates within the MD&A and Note 13 - Income Taxes to the consolidated financial statements included elsewhere in this Annual Report for further information.

BUSINESS SEGMENT DISCLOSURES

See Note 11 – Segment Information to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the years ended December 31, 2024 and 2023:

	Year Ended	Year Ended	Change 2024 vs. 2023
	December 31, 2024	December 31, 2023	$	%

Statement of Operations Data:
Revenues
North American Realty	$ 4,478,293	$ 4,220,063	$ 258,230	6%
International Realty	88,146	53,931	34,215	63%
Other Affiliated Services	6,105	4,802	1,303	27%
Segment eliminations	(4,872)	(4,975)	103	2%
Total Consolidated Revenues	$ 4,567,672	$ 4,273,821	$ 293,851	7%
Adjusted Segment EBITDA(1)
North American Realty	99,253	91,101	$ 8,152	9%
International Realty	(9,481)	(13,657)	4,176	31%
Other Affiliated Services	(4,876)	(3,795)	(1,081)	(28)%
Total Adjusted Segment EBITDA	84,896	73,649	11,247	15%
Corporate expenses and other	(9,413)	(8,321)	(1,092)	(13)%
Total Reported Adjusted EBITDA(1)	$ 75,483	$ 65,328	$ 10,155	16%
(1)	Adjusted Segment EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted Segment EBITDA and a reconciliation of Adjusted Segment EBITDA to net income, and a discussion of why we believe Adjusted Segment EBITDA is useful to investors, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as net income before depreciation and amortization, stock-based compensation expense, interest expense, net, income taxes, impairment expense and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenue increased 6% in 2024 compared to 2023 primarily due to an increase in average selling price in the U.S. and in overall real estate transactions in Canada, and improved agent productivity, partially offset by reductions in our agent base. Adjusted Segment EBITDA increased 9% primarily due to an increase in gross profit related to the increase in real estate transactions and increased home selling prices.

International Realty revenue increased 63% in 2024 compared to 2023 primarily due to increased real estate transactions driven by increased productivity in previously launched markets. Adjusted Segment EBITDA improved in 2024 compared to 2023 due to gross profit improvements related to increase in revenue.

Other Affiliated Services revenue increased 27% due to an increase in FrameVR.io technology revenue, partially offset by a decrease in coaching revenue. Adjusted Segment EBITDA decreased by (28)% primarily due to an increase in personnel costs.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty. Corporate expenses increased 13% in 2024 compared to 2023.

LIQUIDITY AND CAPITAL RESOURCES

This section generally discusses items pertaining to and comparisons of financial results between 2024 and 2023. Discussions of 2022 items and comparisons between 2023 and 2022 liquidity and capital resources can be found in “Management’s Discussion and Analysis Liquidity and Capital Resources” in Part II, Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 MD&A”). The 2023 MD&A is incorporated by reference herein from Part II, Item 7 of our annual report on Form 10-K filed on February 22, 2024 (Commission File No. 001-38493).

Our primary sources of liquidity are our cash and cash equivalents on hand and cash flows generated from our business operations. Our ability to generate sufficient cash flow from operations or to access certain capital markets, including banks, is necessary to fund our operations and capital expenditures, repurchase our common stock and meet obligations as they become due. At present, our cash and cash equivalents balances and cash flows from operations have remained positive, as we focused on cost savings initiatives and operational excellence despite the challenging market conditions of 2024.

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. During 2024, we utilized our cash on hand to support our agent productivity, growth initiatives and investment in technology, and to a lesser extent, for repurchases of our common stock and quarterly cash dividends. There can be no assurance that future cash dividends will be declared by the Board of Directors or that the stock repurchase program will be sustained or proceed at historical levels.

For information regarding the Company’s expected cash requirement related to settlement costs, see Note 14 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report.

We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our normal operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the outcome of pending antitrust litigation settlement, our level of investment in technology, our rate of growth into new markets and cash used to pay quarterly cash dividends and repurchase shares of the Company’s common stock. Our capital requirements may be affected by factors which we cannot control such as the changes in the residential real estate market, interest rates and other monetary and fiscal policy changes to the manner in which we currently operate. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months.

We currently do not hold any bank debt, nor have we issued any debt instruments through public offerings or private placements. As of December 31, 2024, our cash and cash equivalents totaled $113.6 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. We currently do not hold any other marketable securities.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital for the periods presented:

	December 31, 2024	December 31, 2023
Current assets	$ 267,972	$ 266,475
Current liabilities	(185,853)	(141,660)
Net working capital	$ 82,119	$ 124,815

As of December 31, 2024, net working capital decreased ($42.7) million, or (34)%, compared to the prior year, primarily due a decrease in cash and cash equivalents of ($12.3) million and an increase in the litigation contingency accrual of $34 million related to the antitrust lawsuits, partially offset by an increase in accounts receivable of $2.3 million and a decrease in accrued expenses of ($0.8) million.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$ 191,514	$ 209,131
Net cash used in investment activities	(19,470)	(13,503)
Net cash used in financing activities	(170,377)	(184,089)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2,972)	(38)
Net change in cash, cash equivalents and restricted cash	($ 1,305)	$ 11,501

For the year ended December 31, 2024, cash provided by operating activities decreased (8)% compared to the same period in 2023, primarily due to lower agent equity program participation in 2024, partially offset by an increase in gross profit net of agent commission and related expenses.

For the year ended December 31, 2024, cash used in our investing activities increased 44% compared to the same period in 2023, primarily due to an increase in cash spend of ($6.2) million in acquisitions, and an increase in purchases of property, plant, and equipment, partially offset by a decrease in investments unconsolidated subsidiaries.

For the year ended December 31, 2024, cash used in financing activities decreased by (7)%, compared to the same period in 2023, primarily related to lower repurchases of our common stock of ($19.4) million compared to 2023, partially offset by decreased proceeds from stock option exercises $3.0 million and an increase in dividend payments of $1.6 million compared to 2023.

Outlook

As we continue to scale our Company by investing in people, technology and processes, we believe we are well positioned to grow productive agents and revenues in the U.S., Canada and selectively international markets.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available as of the reporting date of the financial statements, in determining accounting estimates used in the preparation of the statements. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report.

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

Stock-based compensation

Our stock-based compensation is comprised of AGIP, AEP, stock option awards and restricted stock units. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and the stock-based compensation cost is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces recorded stock-based compensation for forfeitures when they occur.

Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition being met. The Company estimates the share-based liability based on estimated performance probabilities using our most recent estimates on probable achievement of the performance measures established under our AGIP. These estimates are calculated based on the agent’s historical performance for each award type. Also, the requisite service period at the grant date of performance awards is estimated based on the probability of the period of time it will take an agent to meet the performance metric. The value of the stock award is amortized over this period and recognized as stock-based compensation expense starting on the grant date.

If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See Note 10 – Stockholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report, for more information regarding the assumptions used in estimating the fair value of our awards.

Revenue recognition

The Company generates substantially all of its revenue from North American Realty and International Realty and generates a de minimis portion of its revenues from other affiliated professional services.

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

At each reporting period, we estimate and accrue revenue for closed transactions for which we are entitled to but have not yet received the closing documents due to timing of when a transaction settles. The accrual for estimated revenue was immaterial for the years ended December 31, 2024 and 2023.

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

Income taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets are not expected to be realized. Our assumptions, judgments, and estimates relative to the value of our deferred tax assets take into account predictions of the amount and category of future taxable income. As of December 31, 2024, based on our assessment of the realizability of the net deferred tax assets, we reached the conclusion that some of our net deferred tax assets will most likely not be fully realized and therefore a valuation allowance of $0.02 million was recorded.

Although management believes that the judgment and estimates involved are reasonable and that the necessary provisions related to income taxes have been recorded, changes in circumstances or unexpected events could adversely affect our financial position, results of operations, and cash flows.

See Note 13 – Income Taxes to the consolidated financial statements included elsewhere in this Annual Report for further information related to our income tax positions.

Litigation

We recognize expenses for legal claims when payments associated with the claims become probable and can be reasonably estimated. Actual costs of resolving legal claims could have a material adverse impact on our results of operations and cash flow. While the currently pending derivative litigation presents various reasonably possible outcomes, the financial impact(s) of such litigation is not presently estimable. Separately, the currently pending US and Canadian antitrust litigation presents various reasonably possible outcomes; however, we have accrued $34.0 million as of December 31, 2024, to reflect the terms of the US Hooper Settlement, as the loss is deemed probable and reasonably estimable under ASC 450. For the Canadian antitrust litigation, no accrual has been made as a loss is not probable, and a reasonable estimate cannot yet be determined. See Note 14 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report for further information related to our litigation.

NON-U.S. GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA and Adjusted Segment EBITDA, non-U.S. GAAP financial measures, to understand and evaluate our core operating performance. These non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

We define the non-U.S. GAAP financial measure of Consolidated Adjusted EBITDA to mean net income, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, stock-based compensation expense and stock option expense. Adjusted Segment EBITDA is defined as operating profit plus depreciation and amortization and stock-based compensation expenses, impairment expense and litigation contingency expense. We believe that Consolidated Adjusted EBITDA and Adjusted Segment EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted Segment EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted Segment EBITDA. In particular, we believe the exclusion of stock and stock option expenses provides a useful supplemental measure in evaluating the performance of our underlying operations and provides better transparency into our results of operations.

We are presenting the non-U.S. GAAP measures of Adjusted EBITDA and Adjusted Segment EBITDA to assist investors in seeing our financial performance through the eyes of management and because we believe these measures provide additional tools for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of Adjusted EBITDA and Adjusted Segment EBITDA compared to net income, the closest comparable U.S. GAAP measure. Some of these limitations are:

●	Adjusted EBITDA and Adjusted Segment EBITDA exclude stock-based compensation expense related to our agent growth incentive program and stock option expense, which have been and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and
●	Adjusted EBITDA and Adjusted Segment EBITDA exclude certain recurring, non-cash charges such as depreciation of fixed assets, amortization of intangible assets and impairment charges related to these long-lived assets and, although these are non-cash charges, the assets being depreciated, amortized, or impaired may have to be replaced in the future.

The following tables present a reconciliation of Adjusted EBITDA, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
Net (loss) income from continuing operations	($ 16,788)	$ 3,533	$ 23,735
Total other (income) expense, net	(3,277)	(2,995)	821
Income tax (benefit) expense	1,071	(16)	(8,199)
Depreciation and amortization	10,289	10,892	9,838
Impairment expense	4,930	-	-
Litigation contingency	34,000	-	-
Stock compensation expense (1)	37,285	43,178	30,861
Stock option expense	7,973	10,736	14,442
Adjusted EBITDA	$ 75,483	$ 65,328	$ 71,498
(1)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

The primary driver for the increase in Adjusted EBITDA was increased revenues, partially offset by increased commissions and other agent-related expenses and slightly higher general and administrative expenses.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relates to the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. Sensitivity analysis measures the impact of hypothetical changes in interest rates, foreign exchange rates and other market rates or prices on the profitability of market-sensitive financial instruments and our results of operations. While we are exposed to market risk from foreign currency and exchange rate fluctuation, we do not have significant exposures to interest rate changes or commodity prices, nor do we expect to have significant exposure to interest rate changes or commodity prices in the foreseeable future.

Foreign Currency Risk

The majority of our net sales, expenses and capital purchases were transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation existed due to our operations in Canada, the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, The Dominican Republic, Greece, New Zealand, Chile, Poland, and Dubai albeit each individually and in the aggregate to a small extent. As of December 31, 2024, our largest international operations were in Canada. Based on fiscal 2024 performance, a hypothetical appreciation or decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would have an immaterial impact on operating income. The individual impacts to the operating income of hypothetical currency fluctuations in the Canadian dollar have been calculated in isolation from any potential responses to address such exchange rate changes in our other foreign markets. Our exposures to foreign currency risk related to our other operations in our other international locations were immaterial and have been excluded from this analysis.

Our investments in the net assets of our international operations were also subject to currency risk. As of December 31, 2024, the impacts of translations of foreign-denominated net assets of our international operations were immaterial to the Company’s consolidated financial statements. The translation impacts related to the net assets of our international operations are recorded within accumulated other comprehensive income. Historically, we have not hedged this exposure, although we may elect to do so in future periods.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eXp World Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Commissions and Other Agent-Related Costs – Sustainable Revenue Share Plan expenses – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has a revenue sharing plan where agents and brokers may receive a commission from real estate transactions consummated by agents and brokers they have attracted to the Company. Agents and brokers are eligible for revenue share based on the number of Front-Line Qualifying Active (FLQA) agents they have attracted to the Company. An FLQA agent is an agent or broker that an agent or broker has personally attracted to the Company who has met specific sales transaction volume requirements. These additional commissions are earned on a multitiered basis by FLQA agents and brokers for real estate transactions within their downstream brokerage network and are included within commissions and other agent-related costs.

We identified the revenue sharing plan as a critical audit matter because the plan has a complex multi-tiered compensation structure involving highly automated system calculations to determine the commissions paid to agents and brokers. This required an increased extent of audit effort to audit and evaluate the accuracy of commissions paid under the revenue share plan.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed related to the testing of the accuracy of expenses under the revenue sharing plan included the following, among others:

●	We tested the effectiveness of controls over the revenue share expenses, including management's controls over the calculation of commission under the revenue sharing plan.
●	With the assistance of our IT specialists, we:
o	Identified the significant system used to process revenue share transactions and tested the general IT controls over the system, including testing of user access controls, change management controls, and IT operations controls.
o	Performed testing of automated controls for the system calculation of revenue share and the system determination of number of FLQA agents.
●	We selected samples of commissions paid to agents and brokers under the revenue sharing plan and recalculated the commissions amount based on the terms of the respective independent contractor agreements.
●	For the samples selected:
o	We tested the mathematical accuracy of the recorded commission by recalculating the revenue share allocation in accordance with the independent contractor agreements and traced the underlying transactions to third party documents.
●	We tested the accuracy of the FLQA count for agents and brokers by reading independent contractor agreements and obtaining evidence of agents and brokers reaching the required sales transaction volume.

/s/ Deloitte & Touche LLP

San Francisco, California

February 20, 2025

We have served as the Company's auditor since 2019.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Year Ended December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 113,607	$ 125,873
Restricted cash	54,981	44,020
Accounts receivable, net of allowance for credit losses of $1,589 and $2,204, respectively	87,692	85,343
Prepaids and other assets	11,692	9,275
Current assets of discontinued operations	-	1,964
TOTAL CURRENT ASSETS	267,972	266,475
Property, plant, and equipment, net	11,615	12,967
Other noncurrent assets	11,679	7,410
Intangible assets, net	6,456	7,012
Deferred tax assets	75,774	69,253
Goodwill	17,226	16,982
Noncurrent assets of discontinued operations	-	5,569
TOTAL ASSETS	$ 390,722	$ 385,668

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 10,478	$ 8,788
Customer deposits	55,660	44,550
Accrued expenses	85,661	86,483
Litigation contingency	34,000	-
Accrued expenses and other liabilities	54	30
Current liabilities of discontinued operations	-	1,809
TOTAL CURRENT LIABILITIES	185,853	141,660
TOTAL LIABILITIES	185,853	141,660

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 195,028,207 issued and 154,133,385 outstanding at December 31, 2024; 183,606,708 issued and 154,669,037 outstanding at December 31, 2023	2	2
Additional paid-in capital	962,758	804,833
Treasury stock, at cost: 40,894,822 and 28,937,671 shares held, respectively	(686,680)	(545,559)
Accumulated deficit	(68,135)	(16,769)
Accumulated other comprehensive (loss) income	(3,076)	332
Total eXp World Holdings, Inc. stockholders' equity	204,869	242,839
Equity attributable to noncontrolling interest	-	1,169
TOTAL EQUITY	204,869	244,008
TOTAL LIABILITIES AND EQUITY	$ 390,722	$ 385,668

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except share amounts and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$ 4,567,672	$ 4,273,821	$ 4,589,676
Operating expenses
Commissions and other agent-related costs	4,225,277	3,953,897	4,228,503
General and administrative expenses	252,369	247,799	275,445
Technology and development expenses	58,182	59,547	54,199
Sales and marketing expenses	11,908	12,056	15,172
Impairment expense	4,930	-	-
Litigation contingency	34,000	-	-
Total operating expenses	4,586,666	4,273,299	4,573,319
Operating (loss) income	(18,994)	522	16,357
Other (income) expense
Other (income) expense, net	(4,445)	(4,383)	(803)
Equity in losses of unconsolidated affiliates	1,168	1,388	1,624
Total other (income) expense, net	(3,277)	(2,995)	821
(Loss) income before income tax expense	(15,717)	3,517	15,536
Income tax (benefit) expense	1,071	(16)	(8,199)
Net (loss) income from continuing operations	(16,788)	3,533	23,735
Net (loss) income from discontinued operations	(4,479)	(12,506)	(8,311)
Net (loss) income attributable to noncontrolling interest	-	-	18
Net (loss) income attributable to eXp World Holdings, Inc.	($ 21,267)	($ 8,973)	$ 15,442
Earnings (loss) per share
Basic, net (loss) income from continuing operations	($ 0.11)	$ 0.02	$ 0.16
Basic, net (loss) income from discontinued operations	(0.03)	(0.08)	(0.06)
Basic, net (loss) income	($ 0.14)	($ 0.06)	$ 0.10
Diluted, net (loss) income from continuing operations	($ 0.11)	$ 0.02	$ 0.15
Diluted, net (loss) income from discontinued operations	(0.03)	(0.08)	(0.05)
Diluted, net (loss) income	($ 0.14)	($ 0.06)	$ 0.10
Weighted average shares outstanding
Basic	153,684,907	153,232,129	151,036,110
Diluted	153,684,907	156,773,528	156,220,165
Comprehensive (loss) income:
Net (loss) income	($ 21,267)	($ 8,973)	$ 15,424
Comprehensive (loss) income attributable to noncontrolling interests	-	-	18
Net (loss) income attributable to eXp World Holdings, Inc.	(21,267)	(8,973)	15,442
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(3,408)	96	48
Comprehensive (loss) income attributable to eXp World Holdings, Inc.	($ 24,675)	($ 8,877)	$ 15,490

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Common stock:
Balance, beginning of period	$ 2	$ 2	$ 1
Agent equity stock compensation	-	-	1
Balance, end of period	2	2	2
Treasury stock:
Balance, beginning of period	(545,559)	(385,010)	(210,009)
Repurchases of common stock	(141,121)	(160,549)	(179,473)
Issuance of treasury stock, for acquisition	-	-	4,472
Balance, end of period	(686,680)	(545,559)	(385,010)
Additional paid-in capital:
Balance, beginning of period	804,833	611,872	401,479
Shares issued for stock options exercised	2,012	4,980	612
Agent growth incentive stock compensation	36,675	41,995	31,235
Agent equity stock compensation	111,278	135,226	164,104
Stock option compensation	7,960	10,760	14,442
Balance, end of period	962,758	804,833	611,872
Accumulated (deficit) earnings:
Balance, beginning of period	(16,769)	20,723	30,510
Net (loss) income attributable to eXp World Holdings, Inc.	(21,267)	(8,973)	15,442
Dividends declared and paid	(30,099)	(28,519)	(25,229)
Balance, end of period	(68,135)	(16,769)	20,723
Accumulated other comprehensive income (loss):
Balance, beginning of period	332	236	188
Foreign currency translation gain (loss)	(3,408)	96	48
Balance, end of period	(3,076)	332	236
Noncontrolling interest:
Balance, beginning of period	1,169	1,169	1,364
Net loss	-	-	(18)
Transactions with noncontrolling interests	(1,169)	-	(177)
Balance, end of period	-	1,169	1,169
Total equity	$ 204,869	$ 244,008	$ 248,992

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income (loss)	($ 21,267)	($ 8,973)	$ 15,424
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	7,835	8,352	7,934
Amortization expense - intangible assets	2,454	2,540	1,904
Impairment expense	4,930	9,203	-
Loss on disposition of business	266	472	361
Allowance for credit losses on receivables/bad debt on receivables	(615)	(1,711)	1,816
Equity in loss of unconsolidated affiliates	1,168	1,388	1,624
Agent growth incentive stock compensation expense	37,265	43,178	30,861
Stock option compensation	7,975	10,736	14,442
Agent equity stock compensation expense	111,278	135,226	164,104
Deferred income taxes, net	(6,521)	(2,666)	(15,848)
Changes in operating assets and liabilities:
Accounts receivable	(1,704)	3,474	44,935
Prepaids and other assets	3,041	(1,263)	1,652
Customer deposits	11,110	6,761	(30,998)
Accounts payable	1,690	(1,491)	2,432
Accrued expenses	(1,445)	8,424	(32,239)
Long term payable	-	(4,677)	1,983
Litigation contingency	34,000	-	-
Other operating activities	54	158	148
NET CASH PROVIDED BY OPERATING ACTIVITIES	191,514	209,131	210,535
INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(6,483)	(5,363)	(12,051)
Acquisition of business, net of cash acquired	(6,150)	-	(9,910)
Proceeds from sale of business	-	330	-
Investments in unconsolidated affiliates	(5,447)	(5,876)	(500)
Capitalized software development costs in intangible assets	(1,390)	(2,594)	-
NET CASH USED IN INVESTING ACTIVITIES	(19,470)	(13,503)	(22,461)
FINANCING ACTIVITIES
Repurchase of common stock	(141,121)	(160,550)	(179,473)
Proceeds from exercise of options	2,012	4,980	612
Transactions with noncontrolling interests	(1,169)	-	(424)
Dividends declared and paid	(30,099)	(28,519)	(25,229)
NET CASH USED IN FINANCING ACTIVITIES	(170,377)	(184,089)	(204,514)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2,972)	(38)	(87)
Net change in cash, cash equivalents and restricted cash	(1,305)	11,501	(16,527)
Cash, cash equivalents and restricted cash, beginning balance	169,893	159,383	175,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 168,588	$ 170,884	$ 159,383
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	2,694	2,731	3,406
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease obligation - operating lease	-	859	-
Issuance of treasury stock, for acquisition	-	-	4,554
Contingent consideration for disposition of business	-	1,209	-
Property, plant and equipment increase due to transfer of right-of-use lease asset	-	1,100	-
Property, plant and equipment purchases in accounts payable	-	63	63

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts, unless otherwise noted)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (collectively with its subsidiaries, the “Company” or “eXp”) was incorporated in the State of Delaware on July 30, 2008. eXp owns and operates a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. Specifically, we operate a cloud-based real estate brokerage in North America and other international locations, and related affiliated services that support the development and success of agents, entrepreneurs and businesses by leveraging innovative technologies and integrated services. Our North American and international real estate brokerage is now one of the largest real estate brokerage companies, operating throughout the United States, all of the Canadian provinces, the U.K., Australia, South Africa, India, Mexico, Portugal, France, Puerto Rico, Brazil, Italy, Hong Kong, Colombia, Spain, Israel, Panama, Germany, the Dominican Republic, Greece, New Zealand, Chile, Poland and Dubai.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

In the first quarter of 2024, the Company determined that there was a significant change to the Virbela business model. As our customers evolve post-COVID, including a return-to-work-offices, and in light of ongoing internal and external demand for web-accessible platforms and AI solutions, we experienced a decline in demand for our application-based platform, Virbela, the technology is being replaced with Virbela FrameVR.io technology that will be primarily utilized internally within the Company. As a result of this change, the Company determined that Virbela qualified for reporting as discontinued operations. In accordance with ASC 205 – Presentation of Financial Statements, any remaining assets and liabilities of Virbela will be presented within discontinued operations in the Company’s consolidated balance sheet and Virbela’s results of operations have been included in discontinued operations in the Company’s consolidated statements of comprehensive (loss) income. During the fourth quarter of 2024, the Company completed the disposition of Virbela, the balance sheet was transferred to the purchaser of Virbela, and a loss of $266 was recognized.

Prior to 2024, Virbela represented an operating and reporting segment under ASC 280. Beginning in the first quarter of 2024, the remaining operations of Virbela will not meet the operating or reporting segment criteria, therefore, any operating results related to FrameVR.io technologies will be included in the Other Affiliated Services segment. Prior year financial statements and segment information have been reclassified to reflect Virbela as discontinued operations.

The Company evaluated the impact of discontinued operations on the consolidated statements of cash flows and determined that the changes were not material. Accordingly, the prior-period cash flow statements have not been restated. The cash flows of discontinued operations are included within the respective categories of operating, investing, and financing activities in the consolidated statements of cash flows. The cash balances as of December 31, 2023 and December 31, 2022 include the cash held by the discontinued operations.

We report operating results through three reportable segments: North American Realty, International Realty and Other Affiliated Services, as further discussed in Note 11 – Segment Information to the consolidated financial statements included elsewhere in this Annual Report.

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

Reclassifications

When necessary, the Company will reclassify certain amounts in prior period financial statements to conform to the current period’s presentation. The Company has reclassified Virbela operations as discontinued operations, and prior year financial statements and segment information have been reclassified to conform with current year presentation. To more clearly present technology and development expenses, the Company elected to present all technology and development expenses as a separate line item on the consolidated statements of comprehensive (loss) income. In 2023 and 2022, the Company presented technology and development expenses within general and administrative expenses and sales and marketing expenses. These amounts have been reclassified, in conformity with the current year’s presentation of technology and development expenses on the consolidated statements of comprehensive (loss) income. These reclassifications had no effect on the reported results of operations.

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

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$ 113,607	$ 125,873
Restricted cash	54,981	44,020
Cash in discontinued operations	-	991
Total cash, cash equivalents, and restricted cash	$ 168,588	$ 170,884

Fair value measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices, and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

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

As of December 31, 2024 and 2023, receivables from real estate property settlements totaled $82,300 and $81,004, respectively, of which the Company recognized expected credit losses of $34 as of December 31, 2024 and no credit losses as of December 31, 2023. As of December 31, 2024 and 2023 agent non-commission based fees receivable and short-term advances totaled $6,980 and $7,268, respectively of which the Company recognized expected credit losses of $1,555 and $2,204, respectively.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar, and the functional currency of the Company’s foreign subsidiaries is the local currency of their country of domicile. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the consolidated statements of comprehensive (loss) income, in other (income) expense, net. The Company does not employ a hedging strategy to manage the impact of foreign currency fluctuations.

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

Leases

Leases are agreements, or terms within agreements, that convey the right to control the use of and receive substantially all of the economic benefit from an identified asset for a period of time in exchange for consideration. The Company currently only possesses leases for short-term office space and other low-value assets.

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

Stock-based compensation

Our stock-based compensation is comprised of employee equity incentives, agent growth incentive programs, agent equity program, stock option awards and restricted stock units. Stock-based compensation is more fully disclosed in Note 10 – Stockholders’ Equity. The Company accounts for stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awards are measured at the grant date fair value and are recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces stock-based compensation for forfeitures when they occur.

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

Disaggregated revenue

The Company primarily operates as a real estate brokerage firm and discloses disaggregated revenue from services to customers across its three reportable segments to provide additional insight into the future recognition of revenue and cash flows. The vast majority of the Company’s revenue is derived from providing real estate brokerage services, to purchasers and sellers of homes in the U.S., Canada and internationally. See Note 11 – Segment Information for details regarding segment and geographic information.

Management provides disaggregation of revenue from its services to customers to provide additional insight into the future recognition of revenue and cash flows.

Sustainable Revenue Share Plan expenses

The Company has a revenue sharing plan where its agents and brokers can receive additional commission income from real estate transactions consummated by agents and brokers they have attracted to the Company. Agents and brokers are eligible for revenue share based on the number of FLQA agents they have attracted to the Company. An FLQA agent is an agent or broker that an agent has personally attracted to the Company who has met specific real estate transaction volume requirements. These additional commissions are earned on a multitiered basis by FLQA agents and brokers for real estate transactions within their downstream brokerage network. The supplementary income distributed to the sponsor under the Revenue Share Plan is exclusively derived from the Company's portion of the transaction commission. The Company’s costs incurred under the Revenue Share Plan are included as commissions and other agent-related costs in the consolidated statements of comprehensive (loss) income.

Advertising and marketing costs

Advertising and marketing costs are generally expensed in the period incurred. Advertising and marketing expenses are included in the sales and marketing expense line item on the accompanying consolidated statements of comprehensive (loss) income. For the years ended December 31, 2024, 2023 and 2022, the Company incurred advertising and marketing expenses of $11,908, $12,056 and $15,172, respectively.

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

Earnings per share

Basic earnings (loss) per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net (loss) income for the period by the weighted average number of shares of common stock outstanding plus, if potentially dilutive common shares outstanding during the period. The Company has paid dividends in 2024, 2023 and 2022. The Company does not have participating shares outstanding.

Accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position and results of operations.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40). ASU 2024-03 requires disclosure in the notes to the financial statements, specified information about certain costs and expenses. The amendment requires that at each interim and annual reporting period an entity: 1) Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion, and amortization recognized as part of oil-and-gas producing activities. 2) Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. 3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This amendment is effective for all public business entities for annual periods beginning after December 31, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect ASU 2024-03 will have on its disclosures.

3.	ACQUISITIONS

The Company did not complete any material acquisitions during the years ended December 31, 2024 and 2023.

On July 1, 2022, the Company acquired Zoocasa Realty Inc. in a stock purchase transaction. The total consideration paid was $17,155 including net cash of $9,910 (net of cash acquired of $2,772), stock issued from treasury of $4,554 and a working capital adjustment. The Zoocasa acquisition has been accounted for using the acquisition method of accounting.

4.	DISCONTINUED OPERATIONS

In accordance with ASC 205-20, the results of the Virbela business are presented as discontinued operations in the consolidated statements of comprehensive income and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Virbela segment as assets and liabilities of discontinued operations in the consolidated balance sheets. In the fourth quarter of 2024, the Company completed the disposition of Virbela. The following tables present the information for Virbela’s operations for the year ended December 31, 2024 and 2023, and the balance sheet information as of December 31, 2024 and December 31, 2023 (in thousands).

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ -	$ 991
Accounts receivable, net of allowance for credit losses of $189 and $99, respectively	-	626
Prepaids and other assets	-	347
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	-	1,964
Property, plant, and equipment, net	-	11
Intangible assets, net	-	3,469
Deferred tax assets	-	2,089
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$ -	$ 7,533

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$ -	$ 110
Accrued expenses	-	1,699
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	-	1,809
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$ -	$ 1,809

INCOME STATEMENT OF DISCONTINUED OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Revenues	$ 652	$ 7,284	$ 8,485
Operating expenses
Cost of revenue	3,083	3,156	2,759
General and administrative expenses	3,139	10,804	15,101
Technology and development expenses	322	1,003	1,408
Sales and marketing expenses	(2)	100	166
Impairment expense	-	9,203	-
Total operating expenses	6,542	24,266	19,434
Operating (loss)	(5,890)	(16,982)	(10,949)
Other income
Other income, net	(278)	(31)	(1)
Total other income, net	(278)	(31)	(1)
(Loss) before income tax expense	(5,612)	(16,951)	(10,948)
Income tax benefit (expense)	1,133	4,445	2,637
Net (loss) income from discontinued operations	($ 4,479)	($ 12,506)	($ 8,311)

5.	FAIR VALUE MEASUREMENT

The Company holds funds in a money market account, which are considered Level 1 assets. The Company values its money market funds at fair value on a recurring basis.

As of December 31, 2024 and 2023, the fair value of the Company’s money market funds was $38,344 and $46,268, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the periods presented. The Company did not have any Level 2 or Level 3 financial assets or liabilities in the periods presented.

6.	PREPAIDS AND OTHER ASSETS

Prepaids and other assets consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$ 7,817	$ 5,504
Prepaid insurance	2,686	2,471
Other assets (includes inventory)	1,189	1,300
Total prepaid expenses	$ 11,692	$ 9,275

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Computer hardware and software	$ 44,079	$ 37,433
Furniture, fixture, and equipment	2,205	2,254
Total depreciable property and equipment	46,284	39,687
Less: accumulated depreciation	(35,262)	(27,733)
Depreciable property, net	11,022	11,954
Assets under development	593	1,013
Property, plant, and equipment, net	$ 11,615	$ 12,967

For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $7,835, $8,352 and $7,934, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were:

	December 31, 2024	December 31, 2023
Goodwill	$ 16,982	$ 27,212
Acquisitions	3,737	-
Impairments	(2,386)	(8,248)
Disposition	-	(2,310)
Currency translation impact	(1,107)	328
Total goodwill	$ 17,226	$ 16,982

During the fourth quarter of 2024, as part of the Company’s annual goodwill impairment assessment, the Company determined that the goodwill associated with SUCCESS was impaired, as a result of the changing market conditions surrounding print media. During the fourth quarter of 2023, as part of the Company’s annual goodwill impairment assessment, the Company determined that the goodwill associated with Virbela (included in discontinued operations), was impaired. The Company recognized goodwill impairment charges of $2,386 and $8,248 for the years ended December 31, 2024 and 2023, respectively.

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

Definite-lived intangible assets were as follows:

	December 31, 2024
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Trade name	$ 2,042	($ 943)	$ -	$ 1,099
Existing technology	5,349	(2,564)	-	2,785
Non-competition agreements	461	(272)	-	189
Customer relationships	2,560	(503)	(549)	1,508
Licensing agreement	210	(210)	-	-
Intellectual property	3,448	(578)	(1,995)	875
Total intangible assets	$ 14,070	($ 5,070)	($ 2,544)	$ 6,456

	December 31, 2023
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Trade name	$ 2,672	($ 1,030)	$ -	$ 1,642
Existing technology	3,263	(1,122)	-	2,141
Non-competition agreements	468	(125)	-	343
Customer relationships	1,285	(652)	-	633
Licensing agreement	210	(210)	-	-
Intellectual property	2,836	(583)	-	2,253
Total intangible assets	$ 10,734	($ 3,722)	$ -	$ 7,012

For the years ended December 31, 2024, 2023 and 2022, amortization expense for definite-lived intangible assets was $2,454, $2,540, and $1,904, respectively.

As part of the Company’s annual assessment, the Company also reviews the useful lives of its amortizable intangible assets and determines if there should be any change to the amortization period. In 2024, for amortizable intangible assets related to SUCCESS, the Company determined that customer relationships and content (included in Intellectual Property) should have been fully amortized as of December 31, 2024. This assessment was based on the decline in the estimated fair value for each of those assets. As a result, the Company recognized an impairment loss related to the net book value of the customer lists of $549 and content of $1,995. In 2023, for the amortizable assets related to the Virbela segment, the Company determined that the trade name and the customer relationships that were recognized as part of the acquisition, should be fully amortized as of December 31, 2023. As a result, the Company recognized an impairment loss (included in discontinued operations) related the net book value of the trade name of $585 and customer relationships $370.

9.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
Commissions payable	$ 58,984	$ 59,134
Payroll payable	7,619	8,061
Taxes payable	3,999	1,207
Stock liability awards	5,045	4,999
Other accrued expenses	10,014	13,082
	$ 85,661	$ 86,483

10.	STOCKHOLDERS’ EQUITY

Common Stock – As of December 31, 2024, our restated certificate of incorporation authorized us to issue 900,000,000 shares of common stock with a par value of $0.00001 per share.

The following table represents a reconciliation of the Company’s issued common stock shares for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Common stock:
Balance, beginning of period	183,606,708	171,656,030	155,516,284
Shares issued for stock options exercised	380,919	832,993	2,105,237
Agent growth incentive stock compensation	1,787,280	2,219,881	2,571,569
Agent equity stock compensation	9,253,300	8,897,804	11,462,940
Balance, end of period	195,028,207	183,606,708	171,656,030

The Company’s stockholder approved equity programs described below are administered under the 2024 Equity Incentive Plan, beginning in September 2024. Prior to that time, the equity programs were administered under the 2015 Equity Incentive Plan which has since terminated. The purpose of the equity plan is to retain the services of valued employees, directors, officers, agents and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

The Company declared and paid dividends of $0.05 quarterly in 2024, $0.045 in each of the first and second quarters of 2023, $0.05 in each of the third and fourth quarters of 2023, $0.040 in each of the first and second quarters of 2022 and $0.045 in each of the third and fourth quarters of 2022. Dividends are declared at the discretion of the Board of Directors and are based on various factors, including the Company’s financial condition, results of operations, capital requirements, and market conditions. The total cash dividends paid during each of these years were funded from available cash and were recorded as reductions to retained earnings.

Agent Equity Program (“AEP”)

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed residential real estate transaction in the form of common stock of the Company at a discount recognized by the Company. If agents and brokers elect to receive portions of their commissions in common stock, they are entitled to receive the equivalent number of shares of common stock, based on the fixed monetary value of the commission payable.

For the years ended December 31, 2024, 2023 and 2022, the Company issued 9,253,300, 8,897,804 and 11,462,940 shares of common stock, respectively, to agents and brokers for $111,278, $135,226 and $164,104, respectively, net of discount, attributable to the AEP.

Agent Growth Incentive Program (“AGIP”)

The Company administers AGIP whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. The incentive program encourages greater performance and awards agents with common stock based on achievement of performance milestones. Awards typically vest after performance benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are based on a fixed-dollar amount of shares performance metrics are achieved. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the performance metric is achieved.

For the years ended December 31, 2024, 2023 and 2022, the Company’s stock compensation attributable to the AGIP was $37,265, $43,178 and $30,861, respectively. The total amount of stock compensation attributable to liability classified awards was $2,251, $3,832 and $2,056 for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table illustrates changes in the Company’s stock compensation liability, included in accrued liabilities for the periods presented:

Amount
Stock grant liability balance at December 31, 2022	$ 3,885
Stock grant liability increase year to date	3,832
Stock grants reclassified from liability to equity year to date	(2,717)
Balance, December 31, 2023	$ 5,000
Stock grant liability increase year to date	2,251
Stock grants reclassified from liability to equity year to date	(2,206)
Balance, December 31, 2024	$ 5,045

As of December 31, 2024, the Company had 7,959,572 unvested common stock awards and unrecognized compensation costs totaling $59,519 attributable to stock awards where the performance metric has been achieved and the number of shares awarded are fixed. The cost is expected to be recognized over a weighted average period of 2.01 years.

The following table illustrates the Company’s stock activity for the Agent Growth Incentive Program for stock awards where the performance metric has been achieved for the following periods:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2022	5,698,997	$ 17.68
Granted	4,642,035	15.04
Vested and issued	(2,219,881)	11.73
Forfeited	(1,245,862)	17.35
Balance, December 31, 2023	6,875,289	$ 17.80
Granted	4,588,562	12.22
Vested and issued	(1,787,280)	22.99
Forfeited	(1,720,193)	15.93
Balance, December 31, 2024	7,956,378	$13.80

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options generally have time-based restrictions with equal and periodically graded vesting over a three-year period.

The fair value of the options issued is calculated using a Black-Scholes-Merton option-pricing model with the following assumptions:

	2024	2023	2022
Expected term	5 years	5 - 6 years	5 - 6 years
Expected volatility	73.51% - 74.29%	73.64% - 76.78%	72.84% - 76.49%
Risk-free interest rate	3.48% - 4.61%	3.28% - 4.86%	1.49% - 4.10%
Dividend yield	1.39% - 1.99%	0.72% - 1.64%	0.53% - 1.48%

The following table illustrates the Company’s stock option activity for the following periods:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance December 31, 2022	5,774,522	$ 13.56	$ 2.21	7.63
Granted	2,468,299	14.81	-	8.46
Exercised	(832,993)	5.90	14.97	—
Forfeited	(1,198,706)	17.77	2.27	—
Expired	(12,578)	35.54	0.29	—
Balance at December 31, 2023	6,198,544	$ 14.23	$ 3.62	7.29
Granted	1,012,111	11.74	-	9.19
Exercised	(380,919)	5.29	5.79	—
Forfeited	(959,539)	18.84	0.05	—
Expired	(300,052)	23.60	0.04	—
Balance at December 31, 2024	5,570,145	$ 13.09	$ 1.17	6.97
Exercisable at December 31, 2024	3,380,785	$ 12.51	$ 1.83	5.86
Vested at December 31, 2024	3,380,785	$ 12.51	$ 1.83	5.86

		Weighted
		Average
	Options	Exercise Price
Range of stock option exercise prices at December 31, 2024:
$0.01 - $10.00 (average remaining life - 5.08 years)	2,215,601	$ 8.74
$10.01 - $30.00 (average remaining life - 8.35 years)	3,112,541	$ 14.23
$30.01 - $60.00 (average remaining life - 6.39 years)	242,003	$ 38.37

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of December 31, 2024, unrecognized compensation cost associated with the Company’s outstanding stock options was $14,259, which is expected to be recognized over a weighted-average period of approximately 1.18 years.

Other Awards

In addition to the core programs described above, the Company may grant other equity-based or ad hoc awards as needed to attract and retain employees, agents, or team leaders. These awards are generally granted with time-based or performance-based vesting conditions, and the terms are determined based on the specific objectives of the grant.

To date, participation and grants of this variety have been limited.

Restricted Stock Units

Beginning in 2024, the Company granted restricted stock units (“RSUs”) to officers and certain employees and may grant them to directors and consultants in the future. Each RSU represents the right to receive one share of the Company’s common stock upon vesting, subject to time-based and/or performance-based restrictions. RSUs typically vest over a three-year period with equal and periodically graded vesting or cliff vesting, as applicable. RSUs do not have an exercise price, and no payment is required by the grantee to receive the shares upon vesting.

The fair value of the RSUs granted is determined based on the closing market price of the Company's common stock on the grant date. The total fair value of RSUs is recognized as stock-based compensation expense over the vesting period, with adjustments for estimated forfeitures.

For the year ended December 31, 2024, the Company granted 115,574 RSU’s with a weighted average grant date fair value of $13.00. As of December 31, 2024, the total unrecognized stock-based compensation expense associated with RSUs was $1,222 which is expected to be recognized over a weighted-average period of approximately 2.27 years.

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

On March 5, 2024, the Board approved, and, on March 6, 2024, the Company entered into, a form of seventh amendment to the Issuer Repurchase Plan to increase the monthly repurchase from (i) $6.0 million to $20.0 million during any calendar month commencing March 1, 2024 through and including April 30, 2024, and (ii) from $6.0 million to $15.0 million during any calendar month commencing May 1, 2024 through and including December 31, 2024. On June 19, 2024, the Board approved, and the Company entered into, a form of eighth amendment to the Issuer Repurchase Plan to decrease the monthly repurchase from (i) $15.0 million to $11.7 million during any calendar month commencing July 1, 2024 through and including September 30, 2024, and (ii) from $15.0 million to $8.3 million during any calendar month commencing October 1, 2024 through and including December 31, 2024. On December 5, 2024, the Board approved, and the Company entered into, a form of ninth amendment to the Issuer Repurchase Plan to establish the monthly repurchase maximum as (i) $1.5 million during the calendar months commencing January 1, 2025 and ending February 28, 2025, (ii) $2.0 million during the calendar month commencing March 1, 2025 and ending March 31, 2025, (iii) $10.0 million during the calendar months commencing April 1, 2025 and ending June 30, 2025, (iv) $15.0 million during the calendar months commencing July 1, 2025 and ending October 31, 2025, and (v) $10.0 million during the calendar months commencing November 1, 2025 and ending December 31, 2025.

For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding. The following table shows the changes in treasury stock shares for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Treasury stock:
Balance, beginning of period	28,937,671	18,816,791	6,751,692
Repurchases of common stock	11,957,151	10,110,152	12,408,430
Forfeiture to treasury stock for acquisition	-	10,728	-
Issuance of treasury stock for acquisition	-	-	(343,331)
Balance, end of period	40,894,822	28,937,671	18,816,791

11.        SEGMENT INFORMATION

Segment information aligns with how the Chief Operating Decision Maker (“CODM”), Glenn Sanford, Chief Executive Officer of eXp World Holdings, Inc., manages the business and allocates resources as three operating segments. The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information and is (iii) regularly reviewed by the CODM. Once operating segments are identified, the Company performs a quantitative analysis of the current and historic revenues and profitability for each operating segment, together with a qualitative assessment to determine if operating segments have similar operating characteristics. We have three operating segments and three reportable segments.

The CODM uses revenues and Adjusted Segment EBITDA as key metrics to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. The CODM also regularly reviews commissions and other agent-related costs to assess segment performance. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents. Adjusted Segment EBITDA for the reportable segments is defined as net income before depreciation and amortization, interest expense, income taxes, and other items that are not core to the operating activities of the Company. The Company’s three reportable segments as follows:

●	North American Realty: includes real estate brokerage operations in the United States and Canada, as well as lead-generation and other real estate support services provided in North America.
●	International Realty: includes real estate brokerage operations in all other international locations.
●	Other Affiliated Services: includes our SUCCESS® Magazine, FrameVR.io, and other ancillary ventures.

Historically, the Company has reported results for four reportable segments. In the first quarter of 2024, the Company determined that the Virbela segment qualified for reporting as discontinued operations. In prior years, Virbela represented an operating and reporting segment under ASC 280. Prior years segment information has been reclassified to remove Virbela from the segment disclosure, in accordance with discontinued operations treatment.

The Company also reports corporate expenses, as further detailed below, as “Corporate and other” which include expenses incurred in connection with business development support provided to the agents as well as resources, including administrative, brokerage operations and legal functions.

All segments follow the same basis of presentation and accounting policies as those described in Footnote 2 – Summary of Significant Accounting Policies. The following table provides information about the Company’s reportable segments and a reconciliation of the total segment Revenues to consolidated Revenues and Adjusted Segment EBITDA to the consolidated operating profit (in thousands). Financial information for the comparable prior periods presented have been revised to conform with the current year presentation.

	Revenues
	Year Ended December 31,
	2024	2023	2022
North American Realty	$ 4,478,293	$ 4,220,063	$ 4,552,939
International Realty	88,146	53,931	35,924
Other Affiliated Services	6,105	4,802	5,084
Revenues reconciliation:
Segment eliminations	(4,872)	(4,975)	(4,271)
Consolidated revenues	$ 4,567,672	$ 4,273,821	$ 4,589,676

	Commissions and other agent-related costs
	Year Ended December 31,
	2024	2023	2022
North American Realty	$ 4,153,113	$ 3,910,851	$ 4,200,134
International Realty	71,657	43,103	27,597
Other Affiliated Services	2,742	2,448	2,973
Commissions reconciliation:
Segment eliminations	(2,235)	(2,505)	(2,201)
Consolidated commissions and other agent-related costs	$ 4,225,277	$ 3,953,897	$ 4,228,503

	Adjusted EBITDA
	Year Ended December 31,
	2024	2023	2022
North American Realty	$ 99,253	$ 91,101	$ 103,255
International Realty	(9,481)	(13,657)	(13,708)
Other Affiliated Services	(4,876)	(3,795)	(2,600)
Corporate expenses and other	(9,413)	(8,321)	(15,449)
Consolidated Adjusted EBITDA	$ 75,483	$ 65,328	$ 71,498

(Loss) income before income tax expense reconciliation:
Depreciation and amortization expense	10,289	10,892	9,838
Impairment expense	4,930	-	-
Litigation contingency	34,000	-	-
Stock compensation expense	37,285	43,178	30,861
Stock option expense	7,973	10,736	14,442
Other (income) expense, net	(3,277)	(2,995)	821
Consolidated (loss) income before income tax expense	($ 15,717)	$ 3,517	$ 15,536

	Goodwill
	December 31, 2024	December 31, 2023
North American Realty	$ 17,226	$ 14,595
International Realty	-	-
Other Affiliated Services	-	2,387
Segment and consolidated total	17,226	16,982

Geographical information

For the years ended December 31, 2024, 2023 and 2022 approximately 11%, 9% and 9%, respectively, of the Company’s total revenue was generated outside of the U.S. Long-lived assets held outside of the U.S. were 17% and 14% as of December 31, 2024 and 2023, respectively.

The Company’s CODM does not use segment assets to allocate resources or to assess the performance of the segments and therefore, total segment assets have not been disclosed.

12.       EARNINGS PER SHARE

Basic earnings per share is computed based on the Company’s net income divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income from continuing operations	($ 16,788)	$ 3,533	$ 23,735
Net (loss) income from discontinued operations	($ 4,479)	($ 12,506)	($ 8,311)
Denominator:
Weighted average shares - basic	153,684,907	153,232,129	151,036,110
Dilutive effect of common stock equivalents	-	3,541,399	5,184,055
Weighted average shares - diluted	153,684,907	156,773,528	156,220,165
Earnings per share:
Net (loss) income from continuing operations per share - basic	($ 0.11)	$ 0.02	$ 0.16
Net (loss) income from discontinued operations per share - basic	($ 0.03)	($ 0.08)	($ 0.06)
Net (loss) income from continuing operations per share - diluted	($ 0.11)	$ 0.02	$ 0.15
Net (loss) income from discontinued operations per share - diluted	($ 0.03)	($ 0.08)	($ 0.05)

For the years ended December 31, 2024, 2023 and 2022, total outstanding shares of common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 3,698,061, 820,376 and 1,000,421, respectively.

13.       INCOME TAXES

The following table provides the components of income (loss) before provision for income taxes from continuing operations by domestic and foreign subsidiaries:

	Year Ended December 31,
	2024	2023	2022
Domestic	($ 24,479)	$ 431	$ 11,977
Foreign	8,762	3,086	3,559
Total	($ 15,717)	$ 3,517	$ 15,536

The components of the income tax (benefit) expense from continuing operations are as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$ 408	$ 301	$ -
State	1,211	795	734
Foreign	3,060	1,789	2,312
Total current income tax provision	4,679	2,885	3,046
Deferred
Federal	(2,277)	(1,137)	(9,147)
State	(573)	(903)	(1,331)
Foreign	(758)	(861)	(767)
Total deferred income tax benefit	(3,608)	(2,901)	(11,245)
Total income tax (benefit) expense from continuing operations	$ 1,071	($ 16)	($ 8,199)

The reconciliation of the provision for income tax (benefit) expense from continuing operations at the United States federal statutory rate compared to the Company's income tax (benefit) expense as reported is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory tax rate	21.00%	21.00%	21.00%
State taxes	4.24%	11.99%	6.58%
Permanent differences	(0.07)%	(3.97)%	(0.19)%
Research & development credit	17.71%	(59.12)%	(14.66)%
Unrecognized tax benefit	(4.43)%	14.78%	3.66%
Stock-based compensation	(46.24)%	(94.40)%	(78.38)%
Sec. 162m compensation limitation	2.04%	81.09%	14.13%
Foreign tax rate differential	(2.53)%	3.89%	(0.49)%
Valuation allowance	(1.01)%	-%	-%
Prior year true up items	(2.00)%	22.64%	(2.62)%
Other net	4.48%	1.63%	(1.80)%
Total	(6.81)%	(0.47)%	(52.77)%

The company has restated prior year amounts to remove amounts from discontinued operations.

Deferred tax assets and liabilities from continuing operations consist of the following for the periods presented:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$ 26,110	$ 34,028
Research and experimental costs	19,331	14,694
Stock-based compensation	14,685	15,872
Accruals and reserves	11,252	2,916
Research and development credit	4,973	4,632
Goodwill and intangible assets	1,887	-
Total gross deferred tax assets	78,238	72,142
Less: Valuation allowance	(158)	-
Deferred tax assets, net of valuation allowance	78,080	72,142
Deferred tax liabilities:
Property, plant and equipment	(2,659)	(2,778)
Other	353	(111)
Total gross deferred tax liabilities	(2,306)	(2,889)
Net deferred tax assets	$ 75,774	$ 69,253

The Company accounts for deferred taxes under ASC Topic 740 – Income Taxes (“ASC 740”), which requires a reduction of the carrying amount of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2024, based on its assessment of the realizability of its net deferred tax assets, we reached the conclusion that our US federal, and foreign net deferred tax assets more-likely-than-not will be fully realized, however certain US State deferred tax assets will likely not be fully realized. A valuation allowance of $0.2 million was recorded in the current year to reflect the portion of net deferred tax assets that are likely to not be fully realized.

As of December 31, 2024, the Company had federal, state and foreign net operating losses of approximately $92.2 million, $66.3 million and $12.7 million, respectively. The full amount of $92.2 million of federal net operating loss can be carried forward indefinitely and can offset 80% of future taxable income. Certain state net operating losses will carry forward for a limited number of years and, if not utilized, may begin to expire in 2024. Certain foreign net operating losses will carry forward for a limited number of years and, if not utilized, will begin to expire in 2028. The Company conducted an IRC Section 382 analysis with respect to its net operating loss carryforward and determined there was an immaterial limitation.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to various foreign countries. As of December 31, 2024 the undistributed earnings of the Company's foreign subsidiaries could result in withholding taxes of approximately $1.2 million, if repatriated.

As of December 31, 2024, the Company had federal and California Research and Development credit carryforwards of approximately $7.0 million and $0.6 million, respectively. The federal credit can be carried forward 20 years and will begin to expire in 2039. The California credit can be carried forward indefinitely.

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

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits - beginning of year	$ 1,904	$ 1,309	$ 530
Gross increase for tax positions of prior years	(39)	63	199
Gross increase for tax positions of current year	708	532	580
Unrecognized tax benefits - end of year	$ 2,573	$ 1,904	$ 1,309

The unrecognized tax benefits relate to federal and California research and development credits generated from 2019 through 2024. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $2,573 and $1,904 at December 31, 2024 and 2023, respectively. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, the Company did not accrue interest or penalties related to uncertain tax positions. The Company does not expect any of the uncertain tax positions to reverse during the next 12 months.

There are no federal or state tax examinations in progress. Because the Company has net operating loss carryforwards, there are open statutes of limitations in which federal taxing authorities may examine the Company's tax returns for all years from December 31, 2012 through the current period. US State taxing authorities may examine the Company's tax returns for all years from December 31, 2014 through the current period and foreign tax authorities may examine the Company’s tax returns for all years from December 31, 2019 through the current period.

The Company is subject to a wide variety of tax laws and regulations across the jurisdictions where it operates. Regulatory developments from the U.S. or international tax reform legislation could result in an impact to the Company's effective tax rate. The Company continues to monitor the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by the Organization for Economic Co-operation and Development (OECD) including the legislative adoption of Pillar I and II by countries, and all other tax regulatory changes, to evaluate the potential impact on future periods. The adoption of Pillar Two rules did not have a significant impact on the Company's consolidated financial statements in 2024.

14.         COMMITMENTS AND CONTINGENCIES

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

Antitrust Litigation

The Company and its affiliated brokerage entities were among several defendants in eight U.S. and one Canadian putative class action lawsuits alleging that the Company participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of U.S. federal and state antitrust laws and federal Canadian antitrust laws, as applicable, and one U.S. putative class action lawsuit alleging that the Company participated in a system that resulted in buyers of residential property paying inflated home prices as a result of sellers paying inflated buyer broker commissions in violation of federal and Illinois antitrust laws (collectively, the “antitrust litigation”). On December 9, 2024, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Settlement”) with plaintiffs in the U.S. antitrust lawsuit 1925 Hooper LLC, et al. v. The National Association of Realtors et. al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division), which was filed on November 22, 2023 against the Company and other US brokerage defendants (the “Hooper Action”). The Settlement resolve all claims set forth in the Hooper Action, and similar claims on a nationwide basis against the Company (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the United States from the Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34,000 (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount is expected to be deposited into the Settlement Fund in installments, of which 50% of the settlement (or $17,000) will be deposited into the Settlement Fund within thirty business days after preliminary court approval of the Settlement and the final 50% (for $17,000) being deposited on or before the one-year anniversary of initial settlement payment. The Company intends to use available cash to pay the Settlement Amount. Management has determined that a $34.0 million loss is probable and have included a $34.0 million litigation contingency accrual recorded for the year ended December 31, 2024. While management has determined that loss in excess of the accrual is reasonably possible, it is currently unable to reasonably estimate the possible additional loss or range of possible additional loss because, among other reasons, (i) the settlement is subject to court approval and appeals processes, (ii) further developments in the legal proceedings, including but not limited to motions, or rulings, could impact the Company's exposure, or (iii) potential changes in law or precedent could affect the final determination of liability.

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

The Company continues to vigorously defend against the claims in Canadian antitrust lawsuit Kevin McFall v. Canadian Real Estate Association, et al., Case No. T-119-24-ID 1 (Federal Court of Canada), filed on January 18, 2024. Management is currently unable to reasonably estimate the possible loss or range of possible loss for the Canadian antitrust litigation because, among other reasons, (i) the proceeding is in preliminary stages, (ii) specific damage amounts have not been sought, (iii) damages sought are, in our opinion, unsupported and/or exaggerated, (iv) there are significant factual issues to be resolved; or (v) there are novel legal issues or unsettled legal theories presented. For the Canadian antitrust litigation, we have not recorded any accruals as of December 31, 2024. While the Company does not expect such litigation to have a material adverse effect on our business, results of operations, cash flows or financial condition, due to the complexities inherent in such litigation, including the uncertainty of legal processes and potential developments in the cases, the ultimate liability may differ.

Derivative Litigation

Certain current and former directors and officers of the Company were named as defendants, and the Company was named as a nominal defendant, in a derivative lawsuit in the Court of Chancery of the State of Delaware, first filed on September 25, 2024, entitled Los Angeles City Employees’ Retirement System, on behalf of eXp World Holdings, Inc. v. Glenn Sanford, et. al. (C.A. No. 2024-0998-KSJM). The lawsuit alleges that certain current and former directors and officers breached fiduciary duties related to the Company’s response to reports of alleged sexual misconduct involving independent contractor real estate agents affiliated with the Company’s subsidiaries and that certain defendants had improper compensation arrangements allowing them to profit from the Company’s revenue share program in connection therewith. The complaint seeks a court declaration of fiduciary duty breaches, disgorgement of profits, damages with interest, injunctive relief for improved oversight of sexual misconduct allegations, and reimbursement of plaintiffs' costs, including expert and attorney fees. Although the Company does not anticipate that the outcome of such litigation will have a material adverse effect on its business, results of operations, cash flows, or financial condition, the inherent complexities and uncertainties of legal proceedings may result in a liability that differs from current expectations. Management is currently unable to reasonably estimate the possible loss or range of possible loss for this matter because, among other reasons, (i) the proceeding is in preliminary stages, (ii) specific damage amounts have not been sought, (iii) there are significant factual issues to be resolved; or (iv) there are novel legal issues or unsettled legal theories presented.

Capital Maintenance Agreements

An indirect subsidiary and unconsolidated joint venture of the Company, SUCCESS Lending, is a party to Mortgage Warehouse Agreements and related ancillary agreements (the “Credit Agreements”) with JPMorgan Chase Bank and Texas Capital Bank, which each provide SUCCESS Lending with a revolving warehouse credit line of up to $25 million. It is customary for mortgage businesses like SUCCESS Lending to obtain warehouse credit lines in order to enable them to close and fund residential mortgage loans for subsequent sale to investors. SUCCESS Lending will use the borrowing capacity under the Credit Agreements exclusively for such purposes and borrowings will generally be repaid with the proceeds received from the sale of mortgage loans.

In connection with the Credit Agreements, the Company has entered into Capital Maintenance Agreements with each of JPMorgan Chase Bank and Texas Capital Bank whereby the Company agrees to provide certain funds necessary to ensure that SUCCESS Lending is at all times in compliance with its financial covenants under the Credit Agreements. The Company’s capital commitment liability under the Capital Maintenance Agreement with JPMorgan Chase Bank is limited to $2.0 million. The Company’s capital commitment liability under the Capital Maintenance Agreement with Texas Capital Bank is limited to $1.25 million. The Credit Agreements represent off-balance sheet arrangements for the Company.

15.       DEFINED CONTRIBUTION SAVINGS PLAN

The Company offers a defined contribution savings plan to provide eligible employees with a retirement benefit that permits eligible employees the opportunity to actively participate in the process of building a personal retirement fund. The Company sponsors the defined contribution savings plan. The Company matches a portion of contributions made by participating employees. For the years ended December 31, 2024, 2023 and 2022, the Company's costs for contributions to this plan were $4,569, $4,763, and $4,720, respectively.

16.      SUBSEQUENT EVENTS

Quarterly Cash Dividend

On February 14, 2025, our Board of Directors approved a cash dividend of $0.05 per common share expected to be paid on March 19, 2025 to stockholders of record on March 4, 2025.The ex-dividend date is expected to be on or around March 3, 2025. The dividend will be paid in cash.

Segment change

Subsequent to December 31, 2024, the Company’s CODM began managing the FrameVR.io business as part of the North American Realty segment. As a result, in the first quarter of 2025, the Company reclassified FrameVR.io from the Other Affiliated Services segment to the North American Realty segment to align with this change in management approach.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2024. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company’s management has concluded that our disclosure controls and procedures are effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. Deloitte and Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of eXp World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California

February 20, 2025

Item 9B.	OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2024, no directors of officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a written Code of Business Conduct and Ethics that applies to that applies to all Company personnel, including directors, officers, employees, and other covered persons. Our Code of Business Conduct and Ethics is available in the governance subsection of our website, www.expworldholdings.com and is available in print upon written request to the Corporate Secretary, eXp World Holdings, Inc., 2219 Rimland Drive, Suite 301, Bellingham, WA 98226. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct and Ethics that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website. Information contained on our website is not incorporated by reference into this Annual Report.

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

The other information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for the Company’s 2025 annual meeting of stockholders (the “2025 Proxy Statement”) and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, effective February 21, 2023	10-K	3.1	2/28/2023
3.2	Restated Bylaws, effective January 13, 2022	10-K	3.2	2/28/2023
4.1*	Description of Securities	NA	NA	NA
10.1	Issuer Repurchase Plan, dated January 10, 2022, by and between eXp World Holdings, Inc. and Stephens Inc. (“Stock Repurchase Plan”)	8-K	10.3	5/4/2022
10.2	First Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.4	5/4/2022
10.3	Second Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.5	9/29/2022
10.4	Third Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.10	12/27/2022
10.5	Fourth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	5/12/2023
10.6	Fifth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	6/26/2023
10.7	Sixth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	11/17/2023
10.8	Seventh Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	3/8/2024
10.9	Eighth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	6/20/2024
10.10	Ninth Amendment to eXp World Holdings, Inc. Stock Repurchase Plan	8-K	10.1	12/05/2024
10.11	U.S. Form of eXp Realty, LLC Independent Contractor Agreement	NA	NA	NA
10.12	U.S. Form of eXp Realty, LLC Policies & Procedures	NA	NA	NA
10.13†	U.S. Form of 2024 Agent Equity Program Participation Election Form	NA	NA	NA
10.14*	Separation and Release of Claims Agreement, dated March 20, 2024, by and between eXp Realty, LLC and Shoeb Ansari	10-Q	10.2	5/1/2024
10.15*	Offer Letter, dated as of March 12, 2019, by and between eXp Realty, LLC and James (Jim) Bramble	NA	NA	NA
10.16*	Offer Letter, dated as of March 6, 2020, by and between eXp Realty, LLC and Jian (Kent) Cheng	NA	NA	NA
10.17*	Offer Letter, dated as of May 21, 2022, by and between eXp Realty, LLC and Leonardo (Leo) Pareja	NA	NA	NA
10.18*	Settlement Agreement, dated December 9, 2024, by and among eXp World Holdings, Inc. and its subsidiaries, eXp Realty, LLC, eXp Realty of California, Inc., eXp Realty of Southern California, Inc., eXp Realty of Greater Los Angeles, Inc., and eXp Realty of	8-K	10.1	1/8/2025

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
Northern California, Inc. and Plaintiffs 1925 Hooper LLC, Robert J. Arko and Andrew M. Moore
14.1*	Code of Business Conduct and Ethics	10-K	14.1	2/22/2024
19.1*	Insider Trading Policy	NA	NA	NA
21.1*	Subsidiaries of the Registrant	NA	NA	NA
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm***	NA	NA	NA
24.1*	Power of Attorney (included on signature page hereto)	NA	NA	NA
31.1*	Certification of the Chief Executive pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	NA	NA	NA
31.2*

Certification of the Chief Accounting Officer (Principal Financial Officer) pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		NA	NA	NA
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	NA	NA	NA
32.2**	Certification of the Chief Accounting Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	NA	NA	NA
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97	2/22/2024
101.INS*	Inline XBRL Instance Document	NA	NA	NA
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	NA	NA	NA
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	NA	NA	NA
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	NA	NA	NA
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	NA	NA	NA
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	NA	NA	NA
104*	Cover Page Interactive Data File (embedded within the inline XBRL document)	NA	NA	NA

*Filed herewith

**Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

† Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: February 20, 2025	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2025	/s/ Kent Cheng
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

Name	Title	Date

/s/ GLENN SANFORD	Chief Executive Officer and Chairman of the Board	February 20, 2025
Glenn Sanford	(Principal Executive Officer)

/s/ KENT CHENG	Chief Accounting Officer	February 20, 2025
Kent Cheng	(Principal Financial Officer)

/s/ JAMES BRAMBLE	Chief Legal Counsel and Corporate Secretary	February 20, 2025
James Bramble

/s/ RANDALL MILES	Director	February 20, 2025
Randall Miles

/s/ DAN CAHIR	Director	February 20, 2025
Dan Cahir

/s/ MONICA WEAKLEY	Director	February 20, 2025
Monica Weakley

/s/ PEGGIE PELOSI	Director	February 20, 2025
Peggie Pelosi

/s/ FRED REICHHELD	Director	February 20, 2025
Fred Reichheld