Form 10-Q
period 2025-03-31
eXp World Holdings, Inc.
filed 2025-05-06
CIK 1495932

tota

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐    No ☒

There were 156,169,130 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of March 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Quarterly Report”) contains statements that are not historical facts and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions of future events. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Other factors not identified above, including those described under the heading “Risk Factors” in Part I, Item 1A of this Quarterly Report, and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 115,655	$ 113,607
Restricted cash	66,569	54,981
Accounts receivable, net of allowance for credit losses of $2,194 and $1,589, respectively	104,045	87,692
Prepaids and other assets	14,655	11,692
TOTAL CURRENT ASSETS	300,924	267,972
Property and equipment, net	12,209	11,615
Other noncurrent assets	21,853	11,679
Intangible assets, net	6,251	6,456
Deferred tax assets, net	77,283	75,774
Goodwill	17,263	17,226
TOTAL ASSETS	$ 435,783	$ 390,722

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 10,109	$ 10,478
Customer deposits	67,345	55,660
Accrued expenses	112,111	85,661
Litigation contingency	34,000	34,000
Other current liabilities	238	54
TOTAL CURRENT LIABILITIES	223,803	185,853
TOTAL LIABILITIES	223,803	185,853

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 197,536,271 issued and 156,169,130 outstanding at March 31, 2025; 195,028,207 issued and 154,133,385 outstanding at December 31, 2024	2	2
Additional paid-in capital	993,164	962,758
Treasury stock, at cost: 41,367,141 and 40,894,822 shares held, respectively	(691,662)	(686,680)
Accumulated deficit	(86,761)	(68,135)
Accumulated other comprehensive (loss)	(2,763)	(3,076)
TOTAL EQUITY	211,980	204,869
TOTAL LIABILITIES AND EQUITY	$ 435,783	$ 390,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenues	$ 954,906	$ 943,054
Operating expenses
Commissions and other agent-related costs	878,771	864,746
General and administrative expenses	66,871	62,582
Technology and development expenses	16,805	14,761
Sales and marketing expenses	2,835	3,139
Litigation contingency	-	16,000
Total operating expenses	965,282	961,228
Operating (loss) income	(10,376)	(18,174)
Other (income) expense
Other (income) expense, net	(943)	(1,188)
Equity in (income) losses of unconsolidated affiliates	(80)	149
Total other (income) expense, net	(1,023)	(1,039)
(Loss) income before income tax expense	(9,353)	(17,135)
Income tax (benefit) expense	1,671	(3,305)
Net (loss) income from continuing operations	(11,024)	(13,830)
Net (loss) income from discontinued operations	-	(1,809)
Net (loss) income	($ 11,024)	($ 15,639)
Earnings (loss) per share
Basic, net (loss) income from continuing operations	($ 0.07)	($ 0.09)
Basic, net (loss) income from discontinued operations	-	(0.01)
Basic, net (loss) income	($ 0.07)	($ 0.10)
Diluted, net (loss) income from continuing operations	($ 0.07)	($ 0.09)
Diluted, net (loss) income from discontinued operations	-	(0.01)
Diluted, net (loss) income	($ 0.07)	($ 0.10)
Weighted average shares outstanding
Basic	154,738,167	154,740,334
Diluted	154,738,167	154,740,334
Comprehensive (loss) income:
Net (loss) income	($ 11,024)	($ 15,639)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	313	(889)
Comprehensive (loss)	($ 10,711)	($ 16,528)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Common stock:
Balance, beginning of period	$ 2	$ 2
Balance, end of period	2	2
Treasury stock:
Balance, beginning of period	(686,680)	(545,559)
Repurchases of common stock	(4,982)	(33,032)
Balance, end of period	(691,662)	(578,591)
Additional paid-in capital:
Balance, beginning of period	962,758	804,833
Shares issued for stock options exercised	300	977
Agent growth incentive stock-based compensation	7,497	7,908
Agent equity stock-based compensation	20,756	25,868
Stock option compensation	1,853	1,990
Balance, end of period	993,164	841,576
Accumulated (deficit) earnings:
Balance, beginning of period	(68,135)	(16,769)
Net (loss) income	(11,024)	(15,639)
Dividends declared and paid ($0.05 per share of common stock)	(7,602)	(7,585)
Balance, end of period	(86,761)	(39,993)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(3,076)	332
Foreign currency translation gain (loss)	313	(889)
Balance, end of period	(2,763)	(557)
Noncontrolling interest:
Balance, beginning of period	-	1,169
Transactions with noncontrolling interests	-	(1,169)
Balance, end of period	-	-
Total equity	$ 211,980	$ 222,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	($ 11,024)	($ 15,639)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	1,945	2,059
Amortization expense - intangible assets	616	340
Allowance for credit losses on receivables/bad debt on receivables	605	159
Equity in (income) loss of unconsolidated affiliates	(80)	149
Agent growth incentive stock-based compensation expense	8,119	8,827
Stock option compensation	1,853	1,990
Agent equity stock-based compensation expense	20,756	25,868
Deferred income taxes, net	(1,509)	(4,786)
Changes in operating assets and liabilities:
Accounts receivable	(15,808)	(20,141)
Prepaids and other assets	(2,963)	(311)
Customer deposits	11,685	31,239
Accounts payable	(369)	197
Accrued expenses	25,828	14,703
Litigation contingency	-	16,000
Other operating activities	184	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,838	60,654
INVESTING ACTIVITIES
Purchases of property and equipment	(2,553)	(1,323)
Investments in unconsolidated affiliates	(11,244)	(3,807)
Capitalized software development costs in intangible assets	(450)	(115)
NET CASH USED IN INVESTING ACTIVITIES	(14,247)	(5,245)
FINANCING ACTIVITIES
Repurchase of common stock	(4,982)	(33,032)
Proceeds from exercise of options	300	977
Transactions with noncontrolling interests	-	(1,169)
Dividends declared and paid	(7,602)	(7,585)
NET CASH USED IN FINANCING ACTIVITIES	(12,284)	(40,809)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	329	(589)
Net change in cash, cash equivalents and restricted cash	13,636	14,011
Cash, cash equivalents and restricted cash, beginning balance	168,588	169,893
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 182,224	$ 183,904
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	1,480	1,109
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	214	30

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025 (the “2024 Annual Report”).

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The Company is operated and managed as three reportable segments, which are North American Realty, International Realty and Other Affiliated Services. Our business segments bring together related eXp technologies and services to support the success and development of agents, entrepreneurs and businesses and provide them remote business solutions. In the first quarter of 2025, the Company’s Chief Operating Decision Maker (“CODM”) began managing the FrameVR.io® business as part of the North American Realty segment.

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

Variable interest entities (“VIEs”) and noncontrolling interests

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

	Cash and cash equivalents	Restricted cash	Total
Balance, March 31, 2024	$ 109,169	$ 74,735	$ 183,904
Balance, December 31, 2024	$ 113,607	$ 54,981	$ 168,588
Balance, March 31, 2025	$ 115,655	$ 66,569	$ 182,224

3.	EXPECTED CREDIT LOSSES

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

The Company increases the allowance for expected credit losses when the Company estimates all or a portion of a receivable is uncollectable. The Company recognizes recoveries as a decrease to the allowance for expected credit losses.

As of March 31, 2025 and December 31, 2024, receivables from real estate property settlements totaled $97,775 and $82,300, respectively, of which the Company recognized expected credit losses of $24 and $34, respectively. As of March 31, 2025 and December 31, 2024, agent non-commission based fees receivable and short-term advances totaled $8,461 and $6,980, of which the Company recognized expected credit losses of $2,170 and $1,555, respectively.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Computer hardware and software	$ 46,048	$ 44,079
Furniture, fixture, and equipment	2,205	2,205
Total depreciable property and equipment	48,253	46,284
Less: accumulated depreciation	(37,220)	(35,262)
Depreciable property and equipment, net	11,033	11,022
Assets under development	1,176	593
Property and equipment, net	$ 12,209	$ 11,615

For the three months ended March 31, 2025 and 2024, depreciation expense was $1,945 and $2,059, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $17,263 as of March 31, 2025 and $17,226 as of December 31, 2024. As of March 31, 2025, the Company recorded cumulative translation adjustment of $37 related to Canadian goodwill.

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

Intangible assets, net consisted of the following:

	March 31, 2025
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Trade name	$ 2,044	($ 1,018)	$ -	$ 1,026
Existing technology	5,759	(2,934)	-	2,825
Non-competition agreements	461	(306)	-	155
Customer relationships	2,011	(640)	-	1,371
Licensing agreement	210	(210)	-	-
Intellectual property	1,453	(579)	-	874
Total intangible assets	$ 11,938	($ 5,687)	$ -	$ 6,251

	December 31, 2024
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Trade name	$ 2,042	($ 943)	$ -	$ 1,099
Existing technology	5,349	(2,564)	-	2,785
Non-competition agreements	461	(272)	-	189
Customer relationships	2,560	(503)	(549)	1,508
Licensing agreement	210	(210)	-	-
Intellectual property	3,448	(578)	(1,995)	875
Total intangible assets	$ 14,070	($ 5,070)	($ 2,544)	$ 6,456

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended March 31, 2025 and 2024 was $616 and $340, respectively.

6.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended March 31,
	2025	2024
Common stock:
Balance, beginning of period	195,028,207	183,606,708
Shares issued for stock options exercised	56,412	211,158
Agent growth incentive stock-based compensation	446,657	353,688
Agent equity stock-based compensation	2,004,995	2,189,922
Balance, end of period	197,536,271	186,361,476

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

Agent Equity Program (“AEP”)

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed real estate transaction in the form of shares of common stock AEP. If agents and brokers elect to receive portions of their commissions in shares of common stock, they are entitled to receive the equivalent number of shares of common stock based on the fixed monetary value of the commission payable. The Company recognized a 10% discount on these issuances prior to February 29, 2024, and a 5% discount on these issuances beginning as of March 1, 2024, as an additional cost of sales charge during the periods presented.

During the three months ended March 31, 2025 and 2024, the Company issued 2,004,995 and 2,189,922 shares of common stock, respectively, to agents and brokers with a value of $20,756 and $25,868, respectively, inclusive of discount.

Agent Growth Incentive Program (“AGIP”)

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. The AGIP encourages greater performance and awards agents with shares of common stock based on achievement of performance milestones. Awards typically vest after performance benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are granted on a fixed-dollar amount of shares based on the achievement of performance metrics. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the performance metric is achieved.

For the three months ended March 31, 2025 and 2024 the Company’s stock-based compensation expense attributable to the Agent Growth Incentive Program was $8,119 and $8,827, respectively, of which the total amount of stock-based compensation attributable to liability classified awards was $622 and $650, respectively.

The following table illustrates changes in the Company’s stock-based compensation liability for the periods presented:

Amount
Balance, December 31, 2023	$ 5,000
Stock grant liability increase year to date	2,251
Stock grants reclassified from liability to equity year to date	(2,206)
Balance, December 31, 2024	$ 5,045
Stock grant liability increase year to date	622
Stock grants reclassified from liability to equity year to date	-
Balance, March 31, 2025	$ 5,667

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant (or 5 years from the date of grant for options granted to significant stockholders). These options typically have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended March 31, 2025 and 2024, the Company granted 72,845 and 353,656 stock options, respectively, to employees with an estimated grant date fair value of $5.66 and $6.93 per share, respectively. The fair value was calculated using a Black Scholes-Merton option pricing model.

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

Restricted Stock Units (“RSUs”)

The Company grants RSUs to officers and certain employees and may grant them to directors and consultants in the future. Each RSU represents the right to receive one share of the Company’s common stock upon vesting, subject to time-based and/or performance-based restrictions. RSUs typically vest over a three-year period with equal and periodically graded vesting or cliff vesting, as applicable. RSUs do not have an exercise price, and no payment is required by the grantee to receive the shares upon vesting. The fair value of the RSUs granted is determined based on the closing market price of the Company's common stock on the grant date. The total fair value of RSUs is recognized as stock-based compensation expense over the vesting period, with adjustments for estimated forfeitures. For the quarters ended March 31, 2025 and 2024, the Company granted 47,652 and 0 RSUs, respectively, with weighted average grant date fair values of $10.67 and n/a. As of March 31, 2025 and 2024, the total unrecognized stock-based compensation associated with these RSUs was $480 and n/a, which are expected to be recognized over a weighted average period of approximately 3.05 and 0 years, respectively.

Stock Repurchase Plan

In December 2018, the Company’s board of directors (the “Board”) approved a stock repurchase program (as amended, the “Stock Repurchase Program”) authorizing the Company to purchase up to $25.0 million of its common stock, which was amended in November 2019 to increase the authorized repurchase amount to $75.0 million. In December 2020, the Board approved another amendment to the Stock Repurchase Program, increasing the total amount authorized to be purchased from $75.0 million to $400.0 million. In May 2022, the Board approved an increase to the total amount of its Stock Repurchase Program from $400.0 million to $500.0 million. In June 2023, the Board approved an increase to the total amount of its Stock Repurchase Program from $500.0 million to $1.0 billion. Purchases under the Stock Repurchase Program may be made in the open market or through a 10b5-1 plan and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and number of shares repurchased under the Stock Repurchase Program depends upon market conditions. The Stock Repurchase Program does not require the Company to acquire a specific number of shares. The cost of the shares that are repurchased under the Stock Repurchase Program is funded from cash and cash equivalents on hand.

10b5-1 Repurchase Plan

In connection with the Stock Repurchase Program, from time to time, the Company adopts written trading plans pursuant to Rule 10b5-1 of the Exchange Act to conduct repurchases on the open market.

On January 10, 2022, the Company and Stephens Inc. (“Stephens”), a financial services firm that acts as an agent authorized to purchase shares on behalf of the Company, entered into that certain Issuer Repurchase Plan (as amended, the “Issuer Repurchase Plan”) which authorized Stephens to repurchase shares of common stock of the Company, which is amended from time to time to adjust the monthly repurchase amount. Most recently, on March 12, 2025, the Board approved, and the Company entered into a Tenth Amendment to the Issuer Repurchase Plan which provides for the repurchase of up to (i) $2.0 million during the calendar month of March 2025, (ii) $7.5 million during each of the calendar months commencing April 1, 2025 through and including May 31, 2025, (iii) $10.0 million during the calendar month of June 2025, (iv) $15.0 million during each of the calendar months commencing July 1, 2025 through and including October 31, 2025, and (v) $10.0 million during each of the calendar months commencing November 1, 2025 through and including December 31, 2025.

For accounting purposes, shares of common stock repurchased under the Stock Repurchase Program are recorded based upon the applicable trade date. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding.

The following table shows the share changes in treasury stock for the periods presented (not in thousands):

	Three Months Ended March 31,
	2025	2024
Treasury stock:
Balance, beginning of period	40,894,822	28,937,671
Repurchases of common stock	472,319	2,577,242
Balance, end of period	41,367,141	31,514,913

7.SEGMENT INFORMATION

The reportable segments presented below represent the Company’s segments for which separate financial information is available and is utilized on a regular basis by its CODM to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its segments.

Management evaluates the operating results of each of its reportable segments based upon revenues and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as a segment’s operating income (loss) from continuing operations plus depreciation and amortization, litigation contingency and stock-based compensation expenses. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of why management believes Adjusted Segment EBITDA, a non-U.S. GAAP measure, is useful. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies.

The Company’s three reportable segments are as follows:

●	North American Realty: includes real estate brokerage operations in the United States and Canada, as well as lead-generation and other real estate support services provided in North America.
●	International Realty: includes real estate brokerage operations in all other international locations.
●	Other Affiliated Services: includes our SUCCESS® Magazine, and other ancillary ventures.

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

	Revenues
	Three Months Ended March 31,
	2025	2024
North American Realty	$ 923,048	$ 927,137
International Realty	31,657	15,596
Other Affiliated Services	827	1,788
Revenues reconciliation:
Segment eliminations	(626)	(1,467)
Consolidated revenues	$ 954,906	$ 943,054

	Commissions and other agent-related costs
	Three Months Ended March 31,
	2025	2024
North American Realty	$ 852,058	$ 852,238
International Realty	26,373	12,618
Other Affiliated Services	340	662
Commissions reconciliation:
Segment eliminations	-	(772)
Consolidated commissions and other agent-related costs	$ 878,771	$ 864,746

	Adjusted EBITDA
	Three Months Ended March 31,
	2025	2024
North American Realty	$ 7,736	$ 17,807
International Realty	(1,615)	(3,355)
Other Affiliated Services	(1,455)	(767)
Corporate expenses and other	(2,509)	(2,643)
Consolidated Adjusted EBITDA	$ 2,157	$ 11,042

(Loss) income before income tax expense reconciliation:
Depreciation and amortization expense	2,561	2,399
Litigation contingency	-	16,000
Stock-based compensation expense	8,119	8,827
Stock option expense	1,853	1,990
Other (income) expense, net	(1,023)	(1,039)
Consolidated (loss) income before income tax expense	($ 9,353)	($ 17,135)

Goodwill
	March 31, 2025	December 31, 2024
North American Realty	$ 17,263	$ 17,226
International Realty	-	-
Other Affiliated Services	-	-
Segment and consolidated total	17,263	17,226

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) income from continuing operations	($ 11,024)	($ 13,830)
Net (loss) income from discontinued operations	$ -	($ 1,809)
Denominator:
Weighted average shares - basic	154,738,167	154,740,334
Dilutive effect of common stock equivalents	-	-
Weighted average shares - diluted	154,738,167	154,740,334
Earnings per share:
Net (loss) income from continuing operations per share - basic	($ 0.07)	($ 0.09)
Net (loss) income from discontinued operations per share - basic	$ -	($ 0.01)
Net (loss) income from continuing operations per share - diluted	($ 0.07)	($ 0.09)
Net (loss) income from discontinued operations per share - diluted	$ -	($ 0.01)

For three months ended March 31, 2025 and 2024 total outstanding shares of common stock excluded 3,424,959 and 3,212,244 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

9.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for income tax expense (benefit) amounted to $1,671 and ($3,305) for the three months ended March 31, 2025 and 2024, which represent effective tax rates of (17.9%) and 18.0%, respectively. The effective tax rate differs from our statutory rates in both periods primarily due to foreign and domestic mix of earnings, and stock-based compensation.

The Company is subject to a wide variety of tax laws and regulations in the jurisdictions where it operates. U.S. and international tax reform legislation could affect the Company's effective tax rate. The Company continues to monitor the OECD’s Base Erosion and Profit Shifting (BEPS) framework—including the legislative adoption of Pillar Two and other tax reform legislation by jurisdiction—to evaluate the potential impact on future periods. The Company does not expect the adoption of Pillar Two rules to have a significant impact on its consolidated financial statements in fiscal year 2025.

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

As of March 31, 2025 and December 31, 2024, the fair value of the Company’s money market funds was $33,800 and $38,344, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 financial assets or liabilities in the period presented. In the first quarter of 2025, the Company acquired $11,000 of Level 3 assets, at fair value.

11.COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against us that could have a material adverse effect on the business, reputation, results of operations, cash flows or financial condition. Such litigation includes, but is not limited to, actions or claims relating to cyber-attacks, data breaches, the Real Estate Settlement Procedures Act (“RESPA”), the Telephone Consumer Protection Act of 1991 (“TCPA”) and state consumer protection laws, antitrust and anticompetition, worker classification, timely filing required SEC filings, stockholder derivative actions and non-compliance with contractual or other legal obligations.

Antitrust Litigation

The Company and its affiliated brokerage entities were among several defendants in eight U.S. and one Canadian putative class action lawsuits alleging that the Company participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of U.S. federal and state antitrust laws and federal Canadian antitrust laws, as applicable, and one U.S. putative class action lawsuit alleging that the Company participated in a system that resulted in buyers of residential property paying inflated home prices as a result of sellers paying inflated buyer broker commissions in violation of federal and Illinois antitrust laws (collectively, the “antitrust litigation”). On December 9, 2024, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Settlement”) with plaintiffs in the U.S. antitrust lawsuit 1925 Hooper LLC, et al. v. The National Association of Realtors et al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division), which was filed on November 22, 2023 against the Company and other U.S. brokerage defendants (the “Hooper Action”). The Settlement resolves all claims set forth in the Hooper Action and similar claims on a nationwide basis against the Company (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the U.S. from the Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34,000 (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount is expected to be deposited into the Settlement Fund in installments, of which 50% of the settlement (or $17,000) will be deposited into the Settlement Fund within 30 business days after preliminary court approval of the Settlement and the final 50% (or $17,000) will be deposited on or before the one-year anniversary of the initial settlement payment. The Company intends to use available cash to pay the Settlement Amount. Management has determined that a $34.0 million loss is probable and have included a $34.0 million litigation contingency accrual recorded for the year ended December 31, 2024. While management has determined that loss in excess of the accrual is reasonably possible, it is currently unable to reasonably estimate the possible additional loss or range of possible additional loss because, among other reasons, (i) the settlement is subject to court approval and appeals processes, (ii) further developments in the legal proceedings, including but not limited to motions or rulings could impact the Company’s exposure; and/or (iii) potential changes in law or precedent could affect the final determination of liability.

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

The Company continues to vigorously defend against the claims in the Canadian antitrust lawsuit Kevin McFall v. Canadian Real Estate Association, et al., Case No. T-119-24-ID 1 (Federal Court of Canada), filed on January 18, 2024. Management is currently unable to reasonably estimate the possible loss or range of possible loss for the Canadian antitrust litigation because, among other reasons, (i) the proceeding is in preliminary stages, (ii) specific damage amounts have not been sought, (iii) damages sought are, in our opinion, unsupported and/or exaggerated, (iv) there are significant factual issues to be resolved; and/or (v) there are novel legal issues or unsettled legal theories presented. For the Canadian antitrust litigation, we have not recorded any accruals as of March 31, 2025. While the Company does not expect such litigation to have a material adverse effect on our business, results of operations, cash flows or financial condition, due to the complexities inherent in such litigation, including the uncertainty of legal processes and potential developments in the cases, the ultimate liability may differ from current expectations.

Derivative Litigation

Certain current and former directors and officers of the Company were named as defendants, and the Company was named as a nominal defendant, in a derivative lawsuit in the Court of Chancery of the State of Delaware, first filed on September 25, 2024, entitled Los Angeles City Employees’ Retirement System, on behalf of eXp World Holdings, Inc. v. Glenn Sanford, et. al. (C.A. No. 2024-0998-KSJM). The lawsuit alleges that certain current and former directors and officers breached fiduciary duties related to the Company’s response to reports of alleged sexual misconduct involving independent contractor real estate agents affiliated with the Company’s subsidiaries and that certain defendants had improper compensation arrangements allowing them to profit from the Company’s revenue share program in connection therewith. The complaint seeks a court declaration of fiduciary duty breaches, disgorgement of profits, damages with interest, injunctive relief for improved oversight of sexual misconduct allegations, and reimbursement of plaintiffs’ costs, including expert and attorney fees. Although the Company does not anticipate that the outcome of such litigation will have a material adverse effect on its business, results of operations, cash flows, or financial condition, the inherent complexities and uncertainties of legal proceedings may result in a liability that differs from current expectations. Management is currently unable to reasonably estimate the possible loss or range of possible loss for this matter because, among other reasons, (i) the proceeding is in preliminary stages, (ii) specific damage amounts have not been sought, (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues or unsettled legal theories presented.

12.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On May 5, 2025, the Company’s Board declared a dividend of $0.05 per share which is expected to be payable on June 4, 2025, to stockholders of record as of the close of business on May 19, 2025. The ex-dividend date is expected to be on or around May 16, 2025. The dividend will be paid in cash.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Quarterly Report”) and consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” in this Quarterly Report, Part I, Item 1A Risk Factors of the 2024 Annual Report, and Part II, Item 1A Risk Factors in this Quarterly Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

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

OVERVIEW

eXp World Holdings, Inc. (the “Company,” “eXp” or “we”) was incorporated in Delaware on July 30, 2008 and launched the first cloud-based real estate brokerage offering agent-centric commission structure, revenue sharing, and agent equity opportunities in 2009. Today, the Company operates a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. A substantial portion of our revenue is derived from commissions received by our residential real estate brokerages which provide a full suite of brokerage and adjacent services (such as mortgage, title, and content creation) to our real estate agents and brokers. Our residential real estate agents and brokers affiliate their real estate licenses with us and operate their businesses utilizing our cloud-based technology platform to enhance their real estate business and optimize efficiencies. Our enabling and innovative technology platform is a robust suite of cloud-based applications and software services tailored for our real estate agents and brokers and targets business operations such as customer relationship management, marketing, client services, and brokerage functionalities. We succeed when our real estate professionals succeed, and we remain focused on being the most agent-centric business on the planet.

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions and believe we are well-positioned to capture additional revenues from such solutions.

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

The Company’s primary emphasis is on achieving operational excellence for our real estate agents, which we monitor using the aNPS. We remain focused on investing in technology and people who are key to the continued growth of the Company. Our Sustainable Revenue Share Plan (the “Revenue Share Plan”), whereby we pay real estate professionals affiliated with the Company a portion of eXp Realty’s commission for their contribution to Company growth continues to be critical to attracting and retaining our most productive agents. The supplementary income distributed to the sponsor under the Revenue Share Plan is exclusively derived from the Company's portion of the transaction commission and is not earned on transactions for which the Company does not receive a commission (e.g., when an Front-Line Qualifying Agent has capped and earns 100% of commission on its closed transactions). The Revenue Share Plan does not impact or reduce the commission earned by the agent on the transaction. The Company’s costs incurred under the Revenue Share Plan are included as commissions and other agent-related costs in the consolidated statements of comprehensive income.

The Revenue Share Plan is integral to our growth strategy, fostering a collaborative brokerage that aligns with our core values of sustainability and collaborative success. Regular evaluations are conducted to ensure the plan’s continued alignment with the Company’s overarching objectives and for regulatory compliance.

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

Over the last several quarters, several macroeconomic conditions have been contributing to the slowdown in the U.S. residential real estate market, which directly impacts our business and financial results. These conditions include, but are not limited to rising inflation, continued higher than average mortgage interest rates, volatility in the U.S. equity markets, changes in trade policy, including the imposition of new tariffs, and any retaliatory responses to such tariffs, and continued unrest around the world.

While the current environment is challenging, the Company continues to believe it is well positioned to strengthen its competitive position, over the long term. Our robust agent support infrastructure continues to drive engagement, retention and productivity. Additionally, we continue to offer agents a low-cost, high-engagement model, which affords agents and brokers increased income and ownership opportunities while offering a scalable solution to brokerage owners who want to survive and thrive during market fluctuations. We have an efficient operating model with lower fixed costs driven by our cloud-based model, with no brick-and-mortar locations.

National Housing Inventory

During the first quarter of 2025, the continued higher mortgage rates and higher home prices have contributed to a rise in inventory levels, as measured in months of supply. According to NAR, inventory of existing homes for sale in the U.S. was 1.3 million as of March 2025 (preliminary) compared to 1.1 million at the end of March 2024. This represents 4.0 months of inventory in 2025 compared to 3.2 months of inventory in the prior year.

Mortgage Interest Rates

While mortgage rates continue to be higher than historic averages and negatively impact the demand for homebuying, mortgage rates during the first quarter of 2025 declined slightly from the prior year. Based on Freddie Mac data, the average rate for a 30-year, conventional, fixed rate mortgage was 6.7% in March 2025 compared to 6.8% in March 2024.

Housing Affordability Index

According to NAR, the composite housing affordability index increased slightly to 102.2 for February 2025 (preliminary) from 102.1 for February 2024. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage.

Existing Home Sales Transactions and Prices

According to NAR, existing home sale transactions decreased to an annual rate of 4.0 million in March 2025 (preliminary) compared to 4.1 million in March 2024, a decrease of 2.4%.

According to NAR, the nationwide existing home sales average price for March 2025 (preliminary) was $403,700 compared to $392,900 in March 2024, an increase of 2.7%.

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

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Three Months Ended March 31,
	2025	2024

Performance:
Agent NPS	78	73
Agent count	81,904	85,780
Real estate sales transactions	89,643	91,780
Real estate sales volume	$ 38,641,084	$ 37,154,750
Other real estate transactions	18,015	19,196
Real estate per transaction cost	$ 734	$ 650
Revenues	$ 954,906	$ 943,054
Operating (loss)	($ 10,376)	($ 18,174)
Adjusted EBITDA(1)	$ 2,157	$ 11,042

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. (“U.S. GAAP”) and should not be considered as an alternative to net (loss) income from continuing operations, operating (loss) income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures”.

Revenues and Adjusted EBITDA are key financial measures, and we review these measures to evaluate and drive our core operating performance.

Agent net promoter score (aNPS)

aNPS is a scale-based measure of customer satisfaction and an aNPS above 50 is considered excellent. aNPS plays a crucial role in attracting and retaining agents and teams, especially during a period marked by continued market challenges and higher mortgage rates. Despite the challenging market conditions, the Company’s aNPS was 78 for the three months ended March 31, 2025, compared to 73 for the same period of 2024. We remain focused on empowering our agents, increasing their productivity, and maintaining strong engagement through our agent-centric initiatives.

Additionally, in response to industry changes in response to U.S. antitrust lawsuits, the Company led the industry by introducing new listing agreements and buyer representation forms for its agents and the industry. These programs and efforts underscore our commitment to fostering agent success by lowering barriers, increasing earning opportunities, and creating a collaborative, growth-oriented environment. By continually evolving to meet the needs of our agents and employees, the Company remains well-positioned to continue to drive growth.

Agent count

One of our key strengths is attracting real estate agents and broker professionals that contribute to our growth. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general including interest rates, declining transaction volume in the U.S., and industry practice changes.

The number of agents declined (5)% in the first three months of 2025, compared to the same period of 2024, as we continue to off board less productive agents. However, we are committed to retaining our most productive agents in the U.S. and Canada through the execution of our growth strategies and the end-to-end suite of services we offer our agents.

Real estate sales transactions and volume

Real estate sales transactions are based on the side (buyer or seller) of each real estate transaction and are recorded when our agents and brokers represent buyers or sellers in the purchase or sale, respectively, of a home. The number of real estate transactions is a key driver of our revenue and profitability. Transaction volume represents the total sales value for all transactions and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, economic growth, or contraction, local inventory levels, mortgage interest rates, and seasonality.

Our real estate sales transactions and volume typically fluctuate with changes in the market’s existing home sales transactions as reported by NAR; however, company-specific initiatives influence the transaction volume and productivity of our agents. For the three months ended March 31, 2025, compared to the same period of 2024, our real estate sales transactions decreased (2)%, due to our agents’ improved productivity and international growth, which partially offset the decline in existing home sales in the U.S. as reported by the NAR. For the three months ended March 31, 2025, compared to the same period of 2024, transaction volume increased 4%, due to increased home sale prices in the first quarter of 2025.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by our agents and brokers. The decrease in other real estate transactions reflects the challenging market conditions.

Real estate per transaction cost

Real estate per transaction cost is measured as selling, general and administrative, sales and marketing and technology and development expenses resulting from our services that directly support our agents and brokers, divided by total transactions (real estate and other). Real estate per transaction cost increased 13% for the three months ended March 31, 2025, primarily due to increased personnel, litigation and technology costs, as well as lower transactions in the first quarter of 2025.

Revenues

Revenues represent the commission revenue earned by the Company for closed brokerage real estate transactions. For the three months ended March 31, 2025, compared to same period of 2024, the Company’s revenues increased 1% primarily due to higher home sales prices in North America and increased international production, which more than offset decreased real estate transactions in North American Realty.

Operating (Loss)

Operating loss in the first quarter of 2025 of ($10.4) million compared to operating (loss) of ($18.2) million in the first quarter of 2024. Operating loss in the first quarter of 2024 included the litigation contingency accrual of $16 million. The first quarter of 2025 reflects increased revenues, increased agent commissions and other agent-related costs due to sales commissions capping and lower fees from lower number of agents, and higher operating costs related to personnel, litigation and technology costs.

Adjusted EBITA

Management reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA, for the three months ended March 31, 2025 was $2.2 million compared to $11.0 million for the three months ended March 31, 2024. The decrease in Adjusted EBITDA reflects increased revenues, more than offset by increased agent commissions and other agent-related costs, and higher operating costs.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

	Three Months Ended	Three Months Ended	Change 2025 vs. 2024
	March 31, 2025	March 31, 2024	$	%

	(In thousands)
Statement of Operations Data:
Revenues	$ 954,906	$ 943,054	$ 11,852	1%
Operating expenses
Commissions and other agent-related costs	878,771	864,746	14,025	2%
General and administrative expenses	66,871	62,582	4,289	7%
Technology and development expenses	16,805	14,761	2,044	14%
Sales and marketing expenses	2,835	3,139	(304)	(10)%
Litigation contingency	-	16,000	(16,000)	(100)%
Total operating expenses	965,282	961,228	4,054	-%
Operating (loss) income	(10,376)	(18,174)	7,798	43%
Other (income) expense
Total other (income) expense, net	(943)	(1,188)	245	21%
Equity in (income) losses of unconsolidated affiliates	(80)	149	(229)	(154)%
Total other (income) expense, net	(1,023)	(1,039)	16	(2)%
(Loss) income before income tax expense	(9,353)	(17,135)	7,782	45%
Income tax (benefit) expense	1,671	(3,305)	4,976	(151)%
Net (loss) income from continuing operations	(11,024)	(13,830)	2,806	20%
Net (loss) income from discontinued operations	-	(1,809)	1,809	100%
Net (loss) income	(11,024)	(15,639)	4,615	30%
Adjusted EBITDA(1)	$ 2,157	$ 11,042	($ 8,885)	(80)%
Earnings per share
Basic	($ 0.07)	($ 0.09)	$ 0.02	22%
Diluted	($ 0.07)	($ 0.09)	$ 0.02	22%
Weighted average shares outstanding
Basic	154,738,167	154,740,334
Diluted	154,738,167	154,740,334
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income from continuing operations, operating (loss) income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures.”

			Change 2025 vs. 2024
	March 31, 2025	March 31, 2024	$	%

Revenues	$ 954,906	$ 943,054	$ 11,852	1%

Total revenues increased 1% as a result of increased home sales prices and increased international transactions, which more than offset a slight decline in real estate transactions compared to the same period in 2024.

			Change 2025 vs. 2024
	March 31, 2025	March 31, 2024	$	%

Commissions and other agent-related costs	$ 878,771	$ 864,746	$ 14,025	2%

Commissions and other agent-related costs increased 2% primarily due to increased sales commissions capping as well as lower agent fees from the lower number of agents. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

			Change 2025 vs. 2024
	March 31, 2025	March 31, 2024	$	%

General and administrative expenses	$ 66,871	$ 62,582	$ 4,289	7%

General and administrative expenses increased 7% due to increased employee-related and litigation expenses. General and administrative expenses include costs related to wages, employee stock-based compensation, and other general overhead expenses.

			Change 2025 vs. 2024
	March 31, 2025	March 31, 2024	$	%

Technology and development expenses	$ 16,805	$ 14,761	$ 2,044	14%

Technology and development expenses increased 14%, primarily due to increased technology expenses related to agent support. These expenses include employee-related costs and other expenses for the maintenance and development of the technology used by both our agents and our employees.

			Change 2025 vs. 2024
	March 31, 2025	March 31, 2024	$	%

Sales and marketing expenses	$ 2,835	$ 3,139	($ 304)	(10)%

Sales and marketing expenses decreased (10)% due to decreased advertising in the U.S. and Canada residential real estate market.

			Change 2025 vs. 2024
	March 31, 2025	March 31, 2024	$	%

Total other (income) expense, net	($ 1,023)	($ 1,039)	$ 16	(2)%

Total other (income) expense, net decreased (2)% primarily due to decreased interest income when compared to the first quarter of 2024. Total other (income) expense, net includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

			Change 2025 vs. 2024
	March 31, 2025	March 31, 2024	$	%

Income tax (benefit) expense	$ 1,671	($ 3,305)	$ 4,976	(151)%

The Company’s provision for income tax expense (benefit) represented effective tax rates of (17.9%) and 18.0%, respectively for the three months ended March 31, 2025 and 2024, respectively. The provision for income tax expense was primarily attributable to deductible stock-based compensation shortfalls, research and development credit and non-deductible executive compensation.

BUSINESS SEGMENT DISCLOSURES

See Note 7 – Segment Information to the unaudited condensed consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the three months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended	Change 2025 vs. 2024
	March 31, 2025	March 31, 2024	$	%

Statement of Operations Data:
Revenues
North American Realty	$ 923,048	$ 927,137	($ 4,089)	-%
International Realty	31,657	15,596	16,061	103%
Other Affiliated Services	827	1,788	(961)	(54)%
Segment eliminations	(626)	(1,467)	841	57%
Total Consolidated Revenues	$ 954,906	$ 943,054	$ 11,852	1%
Adjusted Segment EBITDA(1)
North American Realty	7,736	17,807	($ 10,071)	(57)%
International Realty	(1,615)	(3,355)	1,740	52%
Other Affiliated Services	(1,455)	(767)	(688)	(90)%
Total Adjusted Segment EBITDA	4,666	13,685	(9,019)	(66)%
Corporate expenses and other	(2,509)	(2,643)	134	5%
Total Reported Adjusted EBITDA(1)	$ 2,157	$ 11,042	($ 8,885)	(80)%
(1)	Adjusted Segment EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net (loss) income from continuing operations, operating income, or any other measures derived in accordance with U.S. GAAP. For and a reconciliation of Adjusted Segment EBITDA and Adjusted EBITDA to consolidated (loss) income before income taxes and net (loss) income from continuing operations, respectively, see “Non-U.S. GAAP Financial Measures.” Management evaluates the operating results of each of its reportable segments based upon revenues and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as consolidated (loss) income before income taxes plus depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, stock option expense, and other (income) expense, net. Adjusted EBITDA is defined by us as net (loss) income from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, stock option expense and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA and Adjusted EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenues decreased slightly in the first quarter of 2025 compared to the same period in 2024 primarily due to lower sales volumes in the United States, partially offset by increased sales volume in Canada and increased home sales prices, despite the challenging market in the U.S. residential real estate markets. Adjusted North American Realty EBITDA decreased (57)% due to lower revenues, increased commissions and other agent-related costs and increased operating costs.

International Realty revenues increased 103% in the first quarter of 2025 compared to the same period in 2024 primarily due to increased real estate transactions driven by improved agent production in previously launched markets. Adjusted International EBITDA improved 52% in the first quarter of 2025 compared to the same period in 2024 due to increased revenues and improved business efficiencies and reduced costs.

Other Affiliated Services revenues decreased (54)% due to lower SUCCESS® Magazine revenues. Adjusted Other Affiliated Services EBITDA decreased (90)% due to increased costs.

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

We define the non-U.S. GAAP financial measure of consolidated Adjusted EBITDA to mean net (loss) income from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, stock option expense and other items not core to the operating activities of the Company. Adjusted Segment EBITDA is defined as consolidated (loss) income before income taxes plus depreciation, amortization and stock-based compensation expense, stock option expense, and other (income) expense, net. We believe that consolidated Adjusted EBITDA and Adjusted Segment EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted Segment EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted Segment EBITDA. In particular, we believe the exclusion of stock-based compensation, provides a useful supplemental measure in evaluating the performance of our underlying operations and provides better transparency into our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
Net (loss) income from continuing operations	($ 11,024)	($ 13,830)
Total other (income) expense, net	(1,023)	(1,039)
Income tax (benefit) expense	1,671	(3,305)
Depreciation and amortization	2,561	2,399
Litigation contingency	-	16,000
Stock-based compensation expense (1)	8,119	8,827
Stock option expense	1,853	1,990
Adjusted EBITDA	$ 2,157	$ 11,042
(1)	This includes agent growth incentive stock-based compensation expense.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses and dividend payments. In addition, except for the $34 million antitrust litigation contingency accrual recorded for the year ended December 31, 2024 (see Note 11 – Commitments and Contingencies to the unaudited condensed consolidated financial statements for additional information regarding the antitrust litigation), the Company has no known material cash requirements as of March 31, 2025, relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions). The Company intends to use available cash to pay the $34 million antitrust litigation settlement amount.

We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology, our rate of growth into new markets, and cash used to repurchase shares of the Company’s common stock. Our capital requirements may be affected by factors which we cannot control such as the changes in the residential real estate market, interest rates, industry practice changes in light of the NAR Settlement, other monetary and fiscal policy changes to the manner in which we currently operate. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next twelve months.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Current assets	$ 300,924	$ 267,972
Current liabilities	(223,803)	(185,853)
Net working capital	$ 77,121	$ 82,119

For the three months ended March 31, 2025, net working capital decreased ($5.0) million, or (6)%, compared to December 31, 2024, primarily due to increased accrued liabilities and accounts receivable, due to the increased revenues in the first quarter of 2025, compared to the fourth quarter of 2024.

Cash Flows

The following table presents our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$ 39,838	$ 60,654
Net cash used in investment activities	(14,247)	(5,245)
Net cash used in financing activities	(12,284)	(40,809)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	329	(589)
Net change in cash, cash equivalents and restricted cash	$ 13,636	$ 14,011

For the three months ended March 31, 2025, net cash provided by operating activities decreased ($20.8) million compared to the same period in 2024. The decrease in cash provided by operating activities was primarily driven by lower operating results, lower agent stock-based compensation, and a decrease in customer deposits.

For the three months ended March 31, 2025, net cash used in investing activities increased due to cash used for investments in affiliates and other assets and purchases of property and equipment compared to the same period of 2024.

For the three months ended March 31, 2025 and 2024 net cash flows used in financing activities decreased $28.5 million compared to the same period in 2024, primarily driven by lower stock repurchases.

Acquisitions

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions, access new revenue streams, or otherwise complement or accelerate the growth of our existing operations. We may fund acquisitions or investments in complementary businesses with various sources of capital including existing cash balances and cash flow from operations. Acquisitions during the first three months of 2025 have not had a material impact on cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the 2024 Annual Report, which provides a description of our critical accounting policies. There were no changes to critical accounting policies or estimates as reflected in our 2024 Annual Report. For additional information regarding our critical accounting policies and estimates, see the Critical Accounting Policies and Estimates section of Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our 2024 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposures to market risk since December 31, 2024. For details on the Company’s market risks relating to interest rates and foreign currency exchange rates, see Part II, Item 7A Quantitative and Qualitative Information About Market Risks in our 2024 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (as the principal executive officer) and Interim Chief Financial Officer (as our principal financial officer), to allow timely decisions regarding required disclosures.

As of March 31, 2025, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Interim Chief Financial Officer (as our principal financial officer), of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See the information set forth under Note 11 – Commitments and Contingencies to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding the Company’s legal proceedings, which information is incorporated herein by reference. We cannot provide any assurances that results of such litigation will not have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown. For a discussion of our potential risks and uncertainties, please see Part I, Item 1A. Risk Factors of the 2024 Annual Report. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the risk factors disclosed in Part I, Item 1A. of the 2024 Annual Report, which are hereby incorporated by reference into Part II, Item 1A of this Quarterly Report, the modified risk factor related to business and macroeconomic conditions, the modified risk factor related to Glenn Sanford’s and Penny Sanford’s stock ownership, and the modified risk factor related to our stock price volatility set forth below, there have been no material changes to the Company’s risk factors as disclosed in the 2024 Annual Report.

Risks Related to Our Industries

Our profitability is tied to the strength of the residential real estate market, which is subject to a number of general business and macroeconomic conditions beyond our control.

Our profitability is closely related to the strength of the residential real estate market, which is cyclical in nature and typically is affected by changes in national, state and local economic conditions, which are beyond our control. Macroeconomic conditions that could adversely impact the growth of the real estate market and have a material adverse effect on our business include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of obtaining mortgages, an increase in foreclosure activity, inflation, disruptions in capital markets, significant volatility in U.S. and international equity markets, deterioration in global financial conditions, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war, terrorist attacks or other geopolitical and security issues, including Russia’s ongoing war with Ukraine, the conflict between Israel and Palestine and rising tensions between China and Taiwan as well as between China and the U.S., changes in trade policy or the imposition of new tariffs, and any retaliatory responses to such tariffs, that may indirectly affect the cost of homebuilding materials, consumer goods, or broader economic sentiment, natural disasters or adverse weather events, or the public perception that any of these events may occur. Unfavorable general economic conditions, such as a recession or economic slowdown, in the U.S., Canada, or other markets we enter and operate within, could negatively affect the affordability of and consumer demand for, our services, which could have a material adverse effect on our business and profitability. In addition, international, federal and state governments, agencies and government-sponsored entities such as Fannie Mae, Freddie Mac and Ginnie Mae could take actions that result in unforeseen consequences to the real estate market or that otherwise could negatively impact our business. Moreover, continued global financial uncertainty and monetary tightening policies may weigh on consumer spending and homebuying activity, both of which are key drivers of agent productivity and company performance.

Risks Related to Our Stock

Glenn Sanford, our Chairman and Chief Executive Officer, together with Penny Sanford, a significant stockholder, own a significant percentage of our stock. As a result, the trading price for our shares may be depressed and they can significantly influence actions that may be adverse to the interests of our other stockholders.

On March 4, 2025, each of Glenn Sanford and Penny Sanford filed a Schedule 13D with the Securities and Exchange Commission, which disclosed that they beneficially owned approximately 27.19% and 17.35% of our outstanding common stock as of January 31, 2025, respectively. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with two stockholders holding a significant number of our shares. Each of Mr. Sanford and Ms. Sanford can significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, due to his significant ownership stake and his service as our Chief Executive Officer and Chairman of our Board of Directors, Mr. Sanford significantly influences the management of our business and affairs. This concentration of ownership and influence could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

Recent instability in global capital markets and the volatility of U.S. and international stock exchanges—driven by inflationary pressures, geopolitical conflict, central bank policy shifts, and investor uncertainty—may contribute to elevated fluctuations in the price of our common stock.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock through the quarter ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/1/2025-1/31/2025	132,475	$ 11.29	132,475	$ 287,645,077
2/1/2025-2/28/2025	138,715	10.79	138,715	286,127,081
3/1/2025-3/31/2025	201,129	9.91	201,129	284,128,314
Total	472,319	$ 10.66	472,319
(1)	In December 2018, the Company announced the adoption by the Board of a stock repurchase program authorizing the Company to purchase its common stock, which has been amended from time to time. Most recently, in June 2023, the Board approved an increase to the total amount of its buyback program from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 6 – Stockholders’ Equity to the condensed consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended March 31, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit	Exhibit			Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-K	3.1	2/28/2023

3.2	Restated Bylaws	10-K	3.2	2/28/2023

10.1†	Offer letter amendment, by and between Kent Cheng and eXp World Holdings, dated as of March 5, 2025	8-K	10.1	3/7/2025

10.2	Tenth Amendment to Issuer Repurchase Plan, dated March 12, 2025, by and between eXp World Holdings, Inc. and Stephens, Inc.	8-K	10.1	3/14/2025

10.3	U.S. Form of eXp Realty, LLC Independent Contractor Agreement	N/A	N/A	N/A

10.4	U.S. Form of eXp Realty, LLC Policies & Procedures	N/A	N/A	N/A

10.5†*	Description of Compensation Terms with Interim Chief Financial Officer, effective as of April 1, 2025, by and between eXp World Holdings, Inc. and Jesse Hill	N/A	N/A	N/A

10.6†	2015 Equity Incentive Plan of eXp World Holdings, Inc. (fka eXp Realty International Corporation)	DEF14C	N/A	4/2/2015

10.7†	First Amendment to 2015 Equity Incentive Plan of eXp World Holdings, Inc.	DEF14C	N/A	10/6/2017

10.8†	Second Amendment to 2015 Equity Incentive Plan of eXp World Holdings, Inc.	DEF14C	N/A	11/15/2019

10.9†*	U.S. Form of Notice of Stock Option Grant (2015 Equity Incentive Plan)	N/A	N/A	N/A

10.10†*	U.S. Form of Notice of Restricted Stock Unit Grant (2015 Equity Incentive Plan)	N/A	N/A	N/A

10.11†	2024 Equity Incentive Plan of eXp World Holdings, Inc.	DEF14C	N/A	3/10/2025

10.12†*	U.S. Form of Notice of Stock Option Grant (2024 Equity Incentive Plan)	N/A	N/A	N/A

10.13†*	U.S. Form of Notice of Restricted Stock Unit Grant (2024 Equity Incentive Plan)	N/A	N/A	N/A

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

31.2*		Certification of the Interim Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

32.1**		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**		Certification of the Interim Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2025	eXp World Holdings, Inc.
(Registrant)

/s/ Jesse Hill
Jesse Hill
Interim Chief Financial Officer (Principal Financial Officer)