Form 10-Q
period 2025-06-30
eXp World Holdings, Inc.
filed 2025-07-31
CIK 1495932

tota

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐    No ☒

There were 157,232,312 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of June 30, 2025.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Quarterly Report”) contains statements that are not historical facts and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions of future events. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 94,551	$ 113,607
Restricted cash	90,383	54,981
Accounts receivable, net of allowance for credit losses of $2,271 and $1,589, respectively	146,193	87,692
Prepaids and other assets	13,830	11,692
TOTAL CURRENT ASSETS	344,957	267,972
Property and equipment, net	13,434	11,615
Other noncurrent assets	22,075	11,679
Intangible assets, net	5,338	6,456
Deferred tax assets, net	77,557	75,774
Goodwill	17,885	17,226
TOTAL ASSETS	$ 481,246	$ 390,722

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 11,286	$ 10,478
Customer deposits	90,004	55,660
Accrued expenses	144,576	85,661
Litigation contingency	17,000	34,000
Other current liabilities	14	54
TOTAL CURRENT LIABILITIES	262,880	185,853
TOTAL LIABILITIES	262,880	185,853

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 201,449,583 issued and 157,232,312 outstanding at June 30, 2025; 195,028,207 issued and 154,133,385 outstanding at December 31, 2024	2	2
Additional paid-in capital	1,031,660	962,758
Treasury stock, at cost: 44,217,271 and 40,894,822 shares held, respectively	(716,549)	(686,680)
Accumulated deficit	(96,723)	(68,135)
Accumulated other comprehensive (loss)	(24)	(3,076)
TOTAL EQUITY	218,366	204,869
TOTAL LIABILITIES AND EQUITY	$ 481,246	$ 390,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$ 1,308,877	$ 1,295,244	$ 2,263,783	$ 2,238,298
Operating expenses
Commissions and other agent-related costs	1,216,223	1,197,668	2,094,994	2,062,414
General and administrative expenses	74,076	61,160	140,947	123,742
Technology and development expenses	18,093	14,848	34,898	29,609
Sales and marketing expenses	2,861	3,031	5,696	6,170
Litigation contingency	-	-	-	16,000
Total operating expenses	1,311,253	1,276,707	2,276,535	2,237,935
Operating (loss) income	(2,376)	18,537	(12,752)	363
Other (income) expense
Other (income) expense, net	(760)	(1,749)	(1,703)	(2,937)
Equity in (income) losses of unconsolidated affiliates	207	374	127	523
Total other (income) expense, net	(553)	(1,375)	(1,576)	(2,414)
(Loss) income before income tax expense	(1,823)	19,912	(11,176)	2,777
Income tax expense	468	8,146	2,139	4,841
Net (loss) income from continuing operations	(2,291)	11,766	(13,315)	(2,064)
Net (loss) income from discontinued operations	-	617	-	(1,192)
Net (loss) income	($ 2,291)	$ 12,383	($ 13,315)	($ 3,256)
Earnings (loss) per share
Basic, net (loss) income from continuing operations	($ 0.01)	$ 0.08	($ 0.09)	($ 0.01)
Basic, net (loss) income from discontinued operations	$ -	$ -	$ -	($ 0.01)
Basic, net (loss) income	($ 0.01)	$ 0.08	($ 0.09)	($ 0.02)
Diluted, net (loss) income from continuing operations	($ 0.01)	$ 0.08	($ 0.09)	($ 0.01)
Diluted, net (loss) income from discontinued operations	$ -	$ -	$ -	($ 0.01)
Diluted, net (loss) income	($ 0.01)	$ 0.08	($ 0.09)	($ 0.02)
Weighted average shares outstanding
Basic	156,091,692	153,580,879	155,418,668	154,160,607
Diluted	156,091,692	155,984,147	155,418,668	154,160,607
Comprehensive income (loss):
Net (loss) income	($ 2,291)	$ 12,383	($ 13,315)	($ 3,256)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	2,739	(898)	3,052	(1,787)
Comprehensive income (loss)	$ 448	$ 11,485	($ 10,263)	($ 5,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock:
Balance, beginning of period	$ 2	$ 2	$ 2	$ 2
Balance, end of period	2	2	2	2
Treasury stock:
Balance, beginning of period	(691,662)	(578,591)	(686,680)	(545,559)
Repurchases of common stock	(24,887)	(48,234)	(29,869)	(81,266)
Balance, end of period	(716,549)	(626,825)	(716,549)	(626,825)
Additional paid-in capital:
Balance, beginning of period	993,164	841,576	962,758	804,833
Shares issued for stock options exercised	76	75	376	1,052
Agent growth incentive stock-based compensation	10,016	9,495	17,513	17,403
Agent equity stock-based compensation	26,803	30,588	47,559	56,456
Stock option compensation	1,601	1,970	3,454	3,960
Balance, end of period	1,031,660	883,704	1,031,660	883,704
Accumulated (deficit) earnings:
Balance, beginning of period	(86,761)	(39,993)	(68,135)	(16,769)
Net (loss) income	(2,291)	12,383	(13,315)	(3,256)
Dividends declared and paid ($0.05 per share of common stock)	(7,671)	(7,490)	(15,273)	(15,075)
Balance, end of period	(96,723)	(35,100)	(96,723)	(35,100)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(2,763)	(557)	(3,076)	332
Foreign currency translation gain (loss)	2,739	(898)	3,052	(1,787)
Balance, end of period	(24)	(1,455)	(24)	(1,455)
Noncontrolling interest:
Balance, beginning of period	-	-	-	1,169
Transactions with noncontrolling interests	-	-	-	(1,169)
Balance, end of period	-	-	-	-
Total equity	$ 218,366	$ 220,326	$ 218,366	$ 220,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net (loss)	($ 13,315)	($ 3,256)
Reconciliation of net (loss) to net cash provided by operating activities:
Depreciation expense	3,532	3,950
Amortization expense - intangible assets	1,301	1,413
Allowance for credit losses on receivables/bad debt on receivables	682	(677)
Equity in loss of unconsolidated affiliates	127	523
Agent growth incentive stock-based compensation expense	17,734	18,157
Stock option compensation	3,454	3,975
Agent equity stock-based compensation expense	47,559	56,456
Deferred income taxes, net	(1,783)	2,337
Changes in operating assets and liabilities:
Accounts receivable	(58,033)	(48,871)
Prepaids and other assets	(2,138)	1,841
Customer deposits	34,344	41,946
Accounts payable	808	2,741
Accrued expenses	58,694	35,243
Litigation contingency	(17,000)	16,000
Other operating activities	(40)	23
NET CASH PROVIDED BY OPERATING ACTIVITIES	75,926	131,801
INVESTING ACTIVITIES
Purchases of property and equipment	(5,351)	(2,772)
Purchase of business	-	(3,150)
Investments in unconsolidated affiliates	(11,673)	(3,938)
Capitalized software development costs in intangible assets	(183)	(509)
NET CASH USED IN INVESTING ACTIVITIES	(17,207)	(10,369)
FINANCING ACTIVITIES
Repurchase of common stock	(29,869)	(81,266)
Proceeds from exercise of options	376	1,052
Transactions with noncontrolling interests	-	(1,169)
Dividends declared and paid	(15,273)	(15,075)
NET CASH USED IN FINANCING ACTIVITIES	(44,766)	(96,458)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	2,393	(1,346)
Net change in cash, cash equivalents and restricted cash	16,346	23,628
Cash, cash equivalents and restricted cash, beginning balance	168,588	169,893
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 184,934	$ 193,521
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	2,014	1,542
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	161	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or as noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (“eXp” or, collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) owns and oversees a diversified portfolio of service-oriented businesses. These businesses significantly benefit from the integration of our advanced enabling technology platform. Our strategic focus is to continue to expand our real estate brokerage operations. To achieve this, we emphasize enhancing the value proposition for our agents, investing in the development of immersive, cloud-based technological solutions, and offering affiliate and media services that bolster these efforts.

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The Company is operated and managed as three reportable segments, which are North American Realty, International Realty and Other Affiliated Services. Our business segments bring together related eXp technologies and services to support the success and development of agents, entrepreneurs and businesses and provide them with remote business solutions.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, June 30, 2024	$ 108,395	$ 85,126	$ 193,521
Balance, December 31, 2024	$ 113,607	$ 54,981	$ 168,588
Balance, June 30, 2025	$ 94,551	$ 90,383	$ 184,934

3.	EXPECTED CREDIT LOSSES

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

As of June 30, 2025 and December 31, 2024, receivables from real estate property settlements totaled $138,821 and $82,300, respectively, of which the Company recognized expected credit losses of $22 and $34, respectively. As of June 30, 2025 and December 31, 2024, agent non-commission based fees receivable and short-term advances totaled $9,643 and $6,980, of which the Company recognized expected credit losses of $2,249 and $1,555, respectively.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Computer hardware and software	$ 48,837	$ 44,079
Furniture, fixture, and equipment	2,206	2,205
Total depreciable property and equipment	51,043	46,284
Less: accumulated depreciation	(38,838)	(35,262)
Depreciable property and equipment, net	12,205	11,022
Assets under development	1,229	593
Property and equipment, net	$ 13,434	$ 11,615

For the three months ended June 30, 2025 and 2024, depreciation expense was $1,587 and $1,891, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense was $3,532 and $3,950, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $17,885 as of June 30, 2025 and $17,226 as of December 31, 2024. As of June 30, 2025, the Company recorded cumulative translation adjustment of $659 related to Canadian goodwill.

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

Intangible assets, net consisted of the following:

	June 30, 2025
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Trade name	$ 2,069	($ 1,111)	$ -	$ 958
Existing technology	5,522	(4,274)	-	1,248
Non-competition agreements	476	-	-	476
Customer relationships	2,011	(777)	-	1,234
Licensing agreement	210	(210)	-	-
Intellectual property	1,453	(31)	-	1,422
Total intangible assets	$ 11,741	($ 6,403)	$ -	$ 5,338

	December 31, 2024
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Trade name	$ 2,042	($ 943)	$ -	$ 1,099
Existing technology	5,349	(2,564)	-	2,785
Non-competition agreements	461	(272)	-	189
Customer relationships	2,560	(503)	(549)	1,508
Licensing agreement	210	(210)	-	-
Intellectual property	3,448	(578)	(1,995)	875
Total intangible assets	$ 14,070	($ 5,070)	($ 2,544)	$ 6,456

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended June 30, 2025 and 2024 was $685 and $1,073, respectively. Amortization expense for definite-lived intangible assets for the six months ended June 30, 2025 and 2024 was $1,301 and $1,413, respectively.

6.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock:
Balance, beginning of period	197,536,271	186,361,476	195,028,207	183,606,708
Shares issued for stock options exercised	15,870	14,286	72,282	225,444
Agent growth incentive stock-based compensation	859,028	678,825	1,305,685	1,032,513
Agent equity stock-based compensation	3,038,414	2,892,648	5,043,409	5,082,570
Balance, end of period	201,449,583	189,947,235	201,449,583	189,947,235

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

Agent Equity Program (“AEP”)

The Company provides agents and brokers the opportunity to elect to receive 5% of commissions earned from each completed real estate transaction in the form of shares of the Company’s common stock under the AEP. If agents and brokers elect to receive portions of their commissions in shares of the Company’s common stock, they are entitled to receive the equivalent number of shares of the Company’s common stock based on the fixed monetary value of the commission payable. The Company recognized a 10% discount on these issuances prior to February 29, 2024, and a 5% discount on these issuances beginning as of March 1, 2024, as an additional cost of sales charge during the periods presented.

During the three months ended June 30, 2025 and 2024, the Company issued 3,038,414 and 2,892,648 shares of the Company’s common stock, respectively, to agents and brokers with a value of $26,803 and $30,588, respectively, inclusive of discount. During the six months ended June 30, 2025 and 2024, the Company issued 5,043,409 and 5,082,570 shares of common stock, respectively, to agents and brokers with a value of $47,559 and $56,456, respectively, inclusive of discount.

Agent Growth Incentive Program (“AGIP”)

The Company administers an equity incentive program whereby agents and brokers become eligible to receive awards of the Company’s common stock under the AGIP through agent attraction and performance benchmarks. The AGIP encourages greater performance and awards agents with shares of the Company’s common stock based on achievement of performance milestones. Awards typically vest after performance benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are granted on a fixed-dollar amount of shares based on the achievement of performance metrics. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the performance metric is achieved.

For the three months ended June 30, 2025 and 2024 the Company’s stock-based compensation expense attributable to the AGIP was $9,615 and $9,329, respectively, of which the total amount of stock-based compensation attributable to liability classified awards was $526 and $638, respectively. For the six months ended June 30, 2025 and 2024 the Company’s stock-based compensation expense attributable to the Agent Growth Incentive Program was $17,734 and $18,157, respectively, of which the total amount of stock-based compensation attributable to liability classified awards was $1,149 and $1,288, respectively.

The following table illustrates changes in the Company’s stock-based compensation liability for the periods presented:

Amount
Balance, December 31, 2023	$ 5,000
Stock grant liability increase year to date	2,251
Stock grants reclassified from liability to equity year to date	(2,206)
Balance, December 31, 2024	$ 5,045
Stock grant liability increase year to date	1,149
Stock grants reclassified from liability to equity year to date	(928)
Balance, June 30, 2025	$ 5,266

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

During the three months ended June 30, 2025 and 2024, the Company granted 83,573 and 322,082 stock options, respectively, to employees with an estimated grant date fair value of $4.67 and $6.35 per share, respectively. During the six months ended June 30, 2025 and 2024, the Company granted 156,418 and 675,738 stock options, respectively, to employees with an estimated grant date fair value of $5.28 and $6.63 per share, respectively. The fair values were calculated using a Black Scholes-Merton option pricing model.

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

Restricted Stock Units (“RSUs”)

The Company grants RSUs to officers and certain employees and may grant them to directors and consultants in the future. Each RSU represents the right to receive one share of the Company’s common stock upon vesting, subject to time-based and/or performance-based restrictions. RSUs typically vest over a three-year period with equal and periodically graded vesting or cliff vesting, as applicable. RSUs do not have an exercise price, and no payment is required by the grantee to receive the shares upon vesting. The fair value of the RSUs granted is determined based on the closing market price of the Company's common stock on the grant date. The total fair value of RSUs is recognized as stock-based compensation expense over the vesting period, with adjustments for estimated forfeitures. For the three months ended June 30, 2025 and 2024, the Company granted 80,566 and 27,152 RSUs, respectively, with weighted average grant date fair values of $8.79 and $11.97, respectively. For the six months ended June 30, 2025 and 2024, the Company granted 128,218 and 27,152 RSUs, respectively, with weighted average grant date fair values of $9.79 and $11.97, respectively. As of June 30, 2025 and 2024, the total unrecognized stock-based compensation associated with these RSUs was $1,984 and $276, respectively, which are expected to be recognized over a weighted average period of approximately 2.11 and 0.85 years, respectively.

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

Shares of Company common stock repurchased under the Stock Repurchase Program are recorded based upon the applicable trade date. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding.

The following table shows the share changes in treasury stock for the periods presented (not in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Treasury stock:
Balance, beginning of period	41,367,141	31,514,913	40,894,822	28,937,671
Repurchases of common stock	2,850,130	4,698,949	3,322,449	7,276,191
Balance, end of period	44,217,271	36,213,862	44,217,271	36,213,862

7.SEGMENT INFORMATION

The three reportable segments presented below represent the Company’s segments for which separate financial information is available and is utilized on a regular basis by its Chief Operating Decision Maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its segments.

Management evaluates the operating results of each of its reportable segments based upon Revenues and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as a segment’s operating income (loss) before income taxes plus depreciation and amortization, impairment charges, litigation contingency, stock-based compensation expenses, stock option expense and other (income) expense, net. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for a discussion of why management believes Adjusted Segment EBITDA, a non-U.S. GAAP measure, is useful. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies.

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

All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Condensed Consolidated Financial Statements included herein. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The following table provides information about the Company’s reportable segments and a reconciliation of the total segment Revenues to consolidated Revenues and Adjusted Segment EBITDA to the consolidated income (loss) before income tax expense (benefit) and Goodwill (in thousands).

	Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North American Realty	$ 1,276,487	$ 1,274,621	$ 2,199,535	$ 2,201,758
International Realty	32,293	20,316	63,950	35,912
Other Affiliated Services	708	1,467	1,535	3,255
Revenues reconciliation:
Segment eliminations	(611)	(1,160)	(1,237)	(2,627)
Consolidated revenues	$ 1,308,877	$ 1,295,244	$ 2,263,783	$ 2,238,298

	Commissions and other agent-related costs
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North American Realty	$ 1,188,963	$ 1,181,021	$ 2,041,021	$ 2,033,259
International Realty	26,918	16,452	53,291	29,070
Other Affiliated Services	342	690	682	1,352
Commissions reconciliation:
Segment eliminations	-	(495)	-	(1,267)
Consolidated commissions and other agent-related costs	$ 1,216,223	$ 1,197,668	$ 2,094,994	$ 2,062,414

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North American Realty	$ 19,784	$ 38,503	$ 27,519	$ 56,312
International Realty	(3,859)	(2,376)	(5,474)	(5,731)
Other Affiliated Services	(2,291)	(988)	(3,746)	(1,755)
Corporate expenses and other	(2,433)	(2,325)	(4,943)	(4,968)
Consolidated Adjusted EBITDA	$ 11,201	$ 32,814	$ 13,356	$ 43,858

(Loss) income before income tax expense reconciliation:
Depreciation and amortization expense	2,272	2,963	4,833	5,363
Litigation contingency	-	-	-	16,000
Stock-based compensation expense	9,703	9,329	17,821	18,157
Stock option expense	1,602	1,985	3,454	3,975
Other (income) expense, net	(553)	(1,375)	(1,576)	(2,414)
Consolidated (loss) income before income tax expense	($ 1,823)	$ 19,912	($ 11,176)	$ 2,777

Goodwill
	June 30, 2025	December 31, 2024
North American Realty	$ 17,885	$ 17,226
International Realty	-	-
Other Affiliated Services	-	-
Segment and consolidated total	17,885	17,226

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income from continuing operations	($ 2,291)	$ 11,766	($ 13,315)	($ 2,064)
Net (loss) income from discontinued operations	$ -	$ 617	$ -	($ 1,192)
Denominator:
Weighted average shares - basic	156,091,692	153,580,879	155,418,668	154,160,607
Dilutive effect of common stock equivalents	-	2,403,268	-	-
Weighted average shares - diluted	156,091,692	155,984,147	155,418,668	154,160,607
Earnings per share:
Net (loss) income from continuing operations per share - basic	($ 0.01)	$ 0.08	($ 0.09)	($ 0.01)
Net (loss) income from discontinued operations per share - basic	$ -	$ -	$ -	($ 0.01)
Net (loss) income from continuing operations per share - diluted	($ 0.01)	$ 0.08	($ 0.09)	($ 0.01)
Net (loss) income from discontinued operations per share - diluted	$ -	$ -	$ -	($ 0.01)

For three months ended June 30, 2025 and 2024 total outstanding shares of common stock excluded 2,965,463 and 447,005 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive. For six months ended June 30, 2025 and 2024 total outstanding shares of common stock excluded 3,099,063 and 3,037,309 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

9.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for income tax expense (benefit) amounted to $2.1 million and $4.8 million for the six months ended June 30, 2025 and 2024, which represent effective tax rates of (19.1%) and 174.3%, respectively. The effective tax rate differs from our statutory rates in both periods primarily due to foreign and domestic mix of earnings, and stock-based compensation.

The Company is subject to a wide variety of tax laws and regulations in the jurisdictions where it operates. U.S. and international tax reform legislation could affect the Company's effective tax rate. The Company continues to monitor the Organisation for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) framework—including the legislative adoption of Pillar Two and other tax reform legislation by jurisdiction—to evaluate the potential impact on future periods. The Company does not expect the adoption of Pillar Two rules to have a significant impact on its consolidated financial statements in fiscal year 2025.

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

As of June 30, 2025 and December 31, 2024, the fair value of the Company’s money market funds was $10,147 and $38,344, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 financial assets or liabilities in the period presented. In the first quarter of 2025, the Company acquired $11,000 of Level 3 assets, at fair value, and such assets were valued at $11,000 at June 30, 2025.

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

Antitrust Litigation

The Company and its affiliated brokerage entities were among several defendants in eight U.S. and one Canadian putative class action lawsuits alleging that the Company participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of U.S. federal and state antitrust laws and federal Canadian antitrust laws, as applicable, and one U.S. putative class action lawsuit alleging that the Company participated in a system that resulted in buyers of residential property paying inflated home prices as a result of sellers paying inflated buyer broker commissions in violation of federal and Illinois antitrust laws (collectively, the “antitrust litigation”). On December 9, 2024, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Settlement”) with plaintiffs in the U.S. antitrust lawsuit 1925 Hooper LLC, et al. v. The National Association of Realtors et al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division), which was filed on November 22, 2023 against the Company and other U.S. brokerage defendants (the “Hooper Action”). The Settlement resolves all claims set forth in the Hooper Action and similar claims on a nationwide basis against the Company (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the U.S. from the Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34.0 million (not in thousands) (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount is expected to be deposited into the Settlement Fund in installments, of which 50% of the settlement (or $17.0 million (not in thousands)) is to be deposited into the Settlement Fund within 30 business days after preliminary court approval of the Settlement and the final 50% (or $17.0 million (not in thousands)) is to be deposited on or before the one-year anniversary of the initial settlement payment. On May 23, 2025, the United States District Court for the Northern District of Georgia granted preliminary approval of the Settlement. In accordance with the Settlement terms, the Company funded the first $17.0 million (not in thousands) installment into the Settlement Fund during the fiscal quarter ended June 30, 2025. The Company intends to use available cash to pay the remaining Settlement Amount. Management has determined that a remaining $17.0 million (not in thousands) loss is probable and has included a $17.0 million (not in thousands) litigation contingency accrual recorded for the quarter ended June 30, 2025. While management has determined that loss in excess of the accrual is reasonably possible, it is currently unable to reasonably estimate the possible additional loss or range of possible additional loss because, among other reasons, (i) the settlement is subject to court approval and appeals processes, (ii) further developments in the legal proceedings, including but not limited to motions or rulings, could impact the Company’s exposure; and/or (iii) potential changes in law or precedent could affect the final determination of liability.

The Settlement remains subject to final court approval and will become effective following any appeals process, if applicable. The Settlement and any actions taken to carry out the Settlement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. The Company continues to deny the material allegations of the complaints in the antitrust litigation. The Company entered into the Settlement after considering the risks and costs of continuing the litigation.

The Company continues to vigorously defend against the claims in the Canadian putative class action antitrust lawsuit Kevin McFall v. Canadian Real Estate Association, et al., Case No. T-119-24-ID 1 (Federal Court of Canada), filed on January 18, 2024. Management is currently unable to reasonably estimate the possible loss or range of possible loss for the Canadian antitrust litigation because, among other reasons, (i) the proceeding is in preliminary stages, (ii) specific damage amounts have not been sought, (iii) damages sought are, in our opinion, unsupported and/or exaggerated, (iv) there are significant factual issues to be resolved; and/or (v) there are novel legal issues or unsettled legal theories presented. For the Canadian antitrust litigation, we have not recorded any accruals as of June 30, 2025. While the Company does not expect such litigation to have a material adverse effect on our business, results of operations, cash flows or financial condition, due to the complexities inherent in such litigation, including the uncertainty of legal processes and potential developments in the cases, the ultimate liability may differ from current expectations.

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

12.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On July 24, 2025, the Company’s Board declared a dividend of $0.05 per share which is expected to be payable on August 29, 2025, to stockholders of record as of the close of business on August 15, 2025. The ex-dividend date is expected to be on or around August 14, 2025. The dividend will be paid in cash.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. law. The Company is evaluating its impact, including potential changes to deferred tax assets and liabilities and the effective tax rate. The financial effect of OBBBA cannot be made at this time. In accordance with ASC 740, any potential impact resulting from the evaluation, will be reflected in the third quarter of 2025.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Quarterly Report”) and consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” in this Quarterly Report, Part I, Item 1A Risk Factors of the 2024 Annual Report, and Part II, Item 1A Risk Factors in this Quarterly Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

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

OVERVIEW

eXp World Holdings, Inc. (the “Company,” “eXp” or “we”) was incorporated in Delaware on July 30, 2008 and launched the first cloud-based real estate brokerage offering agent-centric commission structure, revenue sharing, and agent equity opportunities in 2009. Today, the Company operates a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. A substantial portion of our revenue is derived from commissions received by our residential real estate brokerages which provide a full suite of brokerage and adjacent services (such as mortgage, title, and content creation) to our real estate agents and brokers. Our real estate agents and brokers affiliate their real estate licenses with us and operate their businesses utilizing our cloud-based technology platform to enhance their real estate businesses and optimize efficiencies. Our enabling and innovative technology platform is a robust suite of cloud-based applications and software services tailored for our real estate agents and brokers and targets business operations such as customer relationship management, marketing, client services, and brokerage functionalities. We succeed when our real estate professionals succeed, and we remain focused on being the most agent-centric business on the planet.

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

The Company’s primary emphasis is on achieving operational excellence for our real estate agents, which we monitor using the agent net promoter score (“aNPS”). We remain focused on investing in technology and people who are key to the continued growth of the Company. Our sustainable revenue share plan (the “Revenue Share Plan”), whereby we pay real estate professionals affiliated with the Company a portion of the Company’s brokerages’ commission for their contribution to Company growth continues to be critical to attracting and retaining our most productive agents. The supplementary income distributed to the sponsor under the Revenue Share Plan is exclusively derived from the Company's portion of the transaction commission and is not earned on transactions for which the Company does not receive a commission (e.g., when a Front-Line Qualifying Agent has capped and earns 100% of commission on its closed transactions). The Revenue Share Plan does not impact or reduce the commission earned by the agent on the transaction. The Company’s costs incurred under the Revenue Share Plan are included as commissions and other agent-related costs in the consolidated statements of comprehensive income.

The Revenue Share Plan is integral to our growth strategy, fostering a collaborative brokerage that aligns with our core values of sustainability and collaborative success. Regular evaluations are conducted to ensure the plan’s continued alignment with the Company’s overarching objectives and for regulatory compliance.

MARKET CONDITIONS AND INDUSTRY TRENDS

Our business is dependent on the levels of home sales transactions and prices, which can vary based on economic conditions within the markets in which we operate. Changes in these conditions can have a positive or negative impact on our business. The economic conditions influencing housing markets primarily include economic growth, interest rates, unemployment, consumer confidence, mortgage availability and supply and demand.

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

Over the last several quarters, several macroeconomic conditions have been contributing to the slowdown in the U.S. residential real estate market, which directly impacts our business and financial results. These conditions include, but are not limited to rising inflation, continued higher than average mortgage interest rates, volatility in the U.S. equity markets, changes in trade policy, including the imposition of new tariffs, and responses to such tariffs, and continued political unrest around the world.

While the current environment is challenging, the Company continues to believe it is well positioned to strengthen its competitive position over the long term. Our robust agent support infrastructure continues to drive engagement, retention and productivity. Additionally, we continue to offer agents a low-cost, high-engagement model, which affords agents and brokers increased income and equity ownership opportunities while offering a scalable solution to brokerage owners who want to survive and thrive during market fluctuations. We have an efficient operating model with lower fixed costs driven by our cloud-based model, with no brick-and-mortar locations.

National Housing Inventory

During the second quarter of 2025, the continued higher mortgage rates and higher home prices have contributed to a rise in inventory levels, as measured in months of supply. According to National Association of Realtors (“NAR”), inventory of existing homes for sale in the U.S. was 1.5 million as of June 2025 (preliminary) compared to 1.3 million at the end of June 2024. This represents 4.7 months of inventory in 2025 compared to 4.0 months of inventory in the prior year period.

Mortgage Interest Rates

While mortgage rates continue to be higher than historic averages and negatively impact the demand for homebuying, mortgage rates during the second quarter of 2025 declined slightly from the prior year period. Based on Freddie Mac data, the average rate for a 30-year, conventional, fixed rate mortgage was 6.77% in June 2025 compared to 6.86% in June 2024.

Housing Affordability Index

According to NAR, the composite housing affordability index increased slightly to 97.2 for May 2025 (preliminary) from 92.3 for May 2024. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage.

Existing Home Sales Transactions and Prices

According to NAR, existing home sale transactions were flat at an annual rate of 3.93 million in June 2025 (preliminary) consistent with 3.93 million in June 2024.

According to NAR, the nationwide existing home median sales price for June 2025 (preliminary) was $435,300 compared to $426,900 in June 2024, an increase of 2.0%.

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

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Performance:
Agent NPS	77	76	78	75
Agent count	82,704	87,111	82,704	87,111
Real estate sales transactions	118,612	120,613	208,255	212,393
Real estate sales volume	$ 52,477,798	$ 51,915,639	$ 91,118,882	$ 89,070,389
Other real estate transactions	20,955	22,705	38,970	41,901
Real estate per transaction cost	$ 621	$ 488	$ 670	$ 559
Revenues	$ 1,308,877	$ 1,295,244	$ 2,263,783	$ 2,238,298
Operating (loss)	($ 2,376)	$ 18,537	($ 12,752)	$ 363
Adjusted EBITDA(1)	$ 11,201	$ 32,814	$ 13,356	$ 43,858

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

Agent net promoter score (aNPS)

aNPS is a scale-based measure of customer satisfaction and an aNPS above 50 is considered excellent. aNPS plays a crucial role in attracting and retaining agents and teams, especially during a period marked by continued market challenges and higher mortgage rates. Despite the challenging market conditions, the Company’s aNPS was 77 and 78 for the three months and six months ended June 30, 2025, respectively, compared to 76 and 75 for the same periods of 2024, respectively. We remain focused on empowering our agents, increasing their productivity, and maintaining strong engagement through our agent-centric initiatives.

Additionally, in response to industry changes as a result of U.S. antitrust lawsuits, the Company led the industry by introducing new listing agreements and buyer representation forms for its agents and the industry. These programs and efforts underscore our commitment to fostering agent success by lowering barriers, increasing earning opportunities, and creating a collaborative, growth-oriented environment. By continually evolving to meet the needs of our agents and employees, the Company remains well-positioned to continue to drive growth.

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

The number of agents declined (5)% in the first six months of 2025, compared to the same period of 2024, as we continue to off board less productive agents. However, we are committed to retaining our most productive agents in the U.S. and Canada through the execution of our growth strategies and the end-to-end suite of services we offer our agents.

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

Our real estate sales transactions and volume typically fluctuate with changes in the market’s existing home sales transactions as reported by NAR; however, company-specific initiatives influence the transaction volume and productivity of our agents. For the three months and six months ended June 30, 2025, compared to the same periods of 2024, our real estate sales transactions decreased (1.7)% and (1.9%), respectively. For the three months and six months ended June 30, 2025, compared to the same periods of 2024, transaction volume increased 1% and 2%, respectively, due to increased home sale prices, which offset our decline in transaction volumes.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by our agents and brokers. The decrease in other real estate transactions for the three months and six months ended June 30, 2025 compared to the same periods of 2024 reflects the challenging market conditions.

Real estate per transaction cost

Real estate per transaction cost is measured as selling, general and administrative, sales and marketing and technology and development expenses resulting from our services that directly support our agents and brokers, divided by total transactions (real estate sales and other). Real estate per transaction cost increased 27% and 20% for the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024, primarily due to increased personnel and technology costs, as well as the lower number of real estate transactions in 2025.

Revenues

Revenues represent the commission revenue earned by the Company for closed brokerage real estate transactions. The Company’s revenues increased 1% for both the three and six months ended June 30, 2025, compared to same periods of 2024, primarily due to higher home sales prices in North America and increased international production, which more than offset decreased real estate transactions in North American Realty.

Operating (Loss) Income

Operating loss in the second quarter of 2025 was ($2.4) million compared to operating income of $18.5 million in the second quarter of 2024. Operating loss for the six months ended June 30, 2025 was ($12.8) million compared to operating income of $0.4 million in the first six months of 2024. Operating income in the first six months of 2024 included the litigation contingency accrual of $16 million. The operating loss in the first six months of 2025 reflects increased agent commissions and other agent-related costs due to sales commissions capping and lower fees from lower number of agents, and higher operating costs related to personnel, litigation and technology costs.

Adjusted EBITDA

Management reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA, for the three months ended June 30, 2025 was $11.2 million compared to $32.8 million for the three months ended June 30, 2024. Adjusted EBITDA, for the six months ended June 30, 2025 was $13.4 million compared to $43.9 million for the same period of 2024. The decrease in Adjusted EBITDA in 2025 reflects increased agent commissions and other agent-related costs, and higher operating costs.

RESULTS OF OPERATIONS

The following table reflects the results of each of our operations during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,308,877	$ 1,295,244	$ 2,263,783	$ 2,238,298
Operating expenses
Commissions and other agent-related costs	1,216,223	1,197,668	2,094,994	2,062,414
General and administrative expenses	74,076	61,160	140,947	123,742
Technology and development expenses	18,093	14,848	34,898	29,609
Sales and marketing expenses	2,861	3,031	5,696	6,170
Litigation contingency	-	-	-	16,000
Total operating expenses	1,311,253	1,276,707	2,276,535	2,237,935
Operating (loss) income	(2,376)	18,537	(12,752)	363
Other (income) expense
Total other (income) expense, net	(760)	(1,749)	(1,703)	(2,937)
Equity in (income) losses of unconsolidated affiliates	207	374	127	523
Total other (income) expense, net	(553)	(1,375)	(1,576)	(2,414)
(Loss) income before income tax expense	(1,823)	19,912	(11,176)	2,777
Income tax (benefit) expense	468	8,146	2,139	4,841
Net (loss) income from continuing operations	(2,291)	11,766	(13,315)	(2,064)
Net (loss) income from discontinued operations	-	617	-	(1,192)
Net (loss) income	(2,291)	12,383	(13,315)	(3,256)
Adjusted EBITDA(1)	$ 11,201	$ 32,814	$ 13,356	$ 43,858
Earnings per share
Basic, net (loss) income	($ 0.01)	$ 0.08	($ 0.09)	($ 0.01)
Diluted, net (loss) income	($ 0.01)	$ 0.08	($ 0.09)	($ 0.01)
Weighted average shares outstanding
Basic	156,091,692	153,580,879	155,418,668	154,160,607
Diluted	156,091,692	155,984,147	155,418,668	154,160,607
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income from continuing operations, operating (loss) income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures.”

The following tables and discussion reflect the changes in the results of each of our income statement line items between the three months and six months ended June 30, 2025 and 2024:

	Change 2025 vs. 2024
	Three Months Ended June 30		Six Months Ended June 30
	$	%	$	%

Revenues	$ 13,633	1%	$ 25,485	1%

For both the three months and six months ended June 30, 2025 and 2024 total revenues increased 1% as a result of increased home sales prices and increased Canadian and international transactions, which more than offset a decline in real estate transactions in the U.S. during such periods.

	Change 2025 vs. 2024
	Three Months Ended June 30		Six Months Ended June 30
	$	%	$	%

Commissions and other agent-related costs	$ 18,555	2%	$ 32,580	2%

For both the three months and six months ended June 30, 2025 and 2024 commissions and other agent-related costs increased 2% primarily due to increased sales commissions capping as well as lower agent fees from the lower number of agents. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

	Change 2025 vs. 2024
	Three Months Ended June 30		Six Months Ended June 30
	$	%	$	%

General and administrative expenses	$ 12,916	21%	$ 17,205	14%

For the three months and six months ended June 30, 2025, general and administrative expenses increased 21% and 14%, respectively, compared to the same periods of 2024, due to increased employee-related and litigation expenses. General and administrative expenses include costs related to wages, employee stock-based compensation, and other general overhead expenses.

Costs Associated with Organizational Changes

During the quarter, the Company incurred approximately $6.0 million in expenses related to strategic investments and severance to streamline operations. These actions are part of broader efforts to align the Company's cost structure with current revenue trends. In parallel, we continue to encourage employees to drive efficiency by integrating artificial intelligence (“AI”) tools to enhance workforce productivity.

	Change 2025 vs. 2024
	Three Months Ended June 30		Six Months Ended June 30
	$	%	$	%

Technology and development expenses	$ 3,245	22%	$ 5,289	18%

For the three months and six months ended June 30, 2025, technology and development expenses increased 22% and 18%, respectively, compared to the same periods of 2024, primarily due to increased technology expenses related to agent support. These expenses include employee-related costs and other expenses for the maintenance and development of the technology used by both our agents and our employees.

	Change 2025 vs. 2024
	Three Months Ended June 30		Six Months Ended June 30
	$	%	$	%

Sales and marketing expenses	($ 170)	(6)%	($ 474)	(8)%

For the three months and six months ended June 30, 2025, sales and marketing expenses decreased (6)% and (8)%, respectively, compared to the same periods of 2024 due to decreased advertising in the U.S. and Canada residential real estate market.

	Change 2025 vs. 2024
	Three Months Ended June 30		Six Months Ended June 30
	$	%	$	%

Total other (income) expense, net	$ 822	(60)%	$ 838	(35)%

For the three months and six months ended June 30, 2025, total other (income) expense, net decreased (60)% and (35)%, respectively, primarily due to decreased interest income when compared to 2024. Total other (income) expense, net includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

	Change 2025 vs. 2024
	Three Months Ended June 30		Six Months Ended June 30
	$	%	$	%

Income tax (benefit) expense	($ 7,678)	(94)%	($ 2,702)	(56)%

The Company’s provision for income tax expense (benefit) amounted to $0.5 million and 8.1 million for the three months ended June 30, 2025 and 2024, respectively, which represented effective tax rates of (25.7%) and 40.9%, respectively. The provision for income tax expense was primarily attributable to deductible stock-based compensation shortfalls, research and development credit and non-deductible executive compensation.

The Company’s provision for income tax expense (benefit) amounted to $2.1 million and $4.8 million for the six months ended June 30, 2025 and 2024, which represent effective tax rates of (19.1%) and 174.3%, respectively. The effective tax rate differs from our statutory rates in both periods primarily due to foreign and domestic mix of earnings, and stock-based compensation.

On July 4, 2025, after quarter-end, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. law. The Company is evaluating its impact, including potential changes to deferred tax assets and liabilities and the effective tax rate. The financial effect of OBBBA cannot be made at this time. In accordance with ASC 740, any potential impact resulting from the evaluation, will be reflected in the third quarter of 2025.

BUSINESS SEGMENT DISCLOSURES

See Note 7 – Segment Information to the unaudited condensed consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Statement of Operations Data:
Revenues
North American Realty	$ 1,276,487	$ 1,274,621	$ 2,199,535	$ 2,201,758
International Realty	32,293	20,316	63,950	35,912
Other Affiliated Services	708	1,467	1,535	3,255
Segment eliminations	(611)	(1,160)	(1,237)	(2,627)
Total Consolidated Revenues	$ 1,308,877	$ 1,295,244	$ 2,263,783	$ 2,238,298
Adjusted Segment EBITDA(1)
North American Realty	19,784	38,503	27,519	56,312
International Realty	(3,859)	(2,376)	(5,474)	(5,731)
Other Affiliated Services	(2,291)	(988)	(3,746)	(1,755)
Total Adjusted Segment EBITDA	13,634	35,139	18,299	48,826
Corporate expenses and other	(2,433)	(2,325)	(4,943)	(4,968)
Total Reported Adjusted EBITDA(1)	$ 11,201	$ 32,814	$ 13,356	$ 43,858
(1)	Adjusted Segment EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net (loss) income from continuing operations, operating (loss) income, or any other measures derived in accordance with U.S. GAAP. For a reconciliation of Adjusted Segment EBITDA and Adjusted EBITDA to (loss) income before income taxes and net (loss) income from continuing operations, respectively, see “Non-U.S. GAAP Financial Measures.” Management evaluates the operating results of each of its reportable segments based upon revenues and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as consolidated (loss) income before income taxes plus depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, stock option expense, and other (income) expense, net. Adjusted EBITDA is defined by us as net (loss) income from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, stock option expense and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA and Adjusted EBITDA may not be comparable to similar measures used by other companies.

The following table reflects the changes in the revenues and adjusted EBITDA for each of our reportable segments during the three months and six months ended June 30, 2025 and 2024:

	Change 2025 vs. 2024
	Three Months Ended June 30		Six Months Ended June 30
	$	%	$	%

Statement of Operations Data:
Revenues
North American Realty	$ 1,866	0%	($ 2,223)	0%
International Realty	11,977	59%	28,038	78%
Other Affiliated Services	(759)	(52)%	(1,720)	(53)%
Segment eliminations	549	47%	1,390	53%
Total Consolidated Revenues	$ 13,633	1%	$ 25,485	1%
Adjusted Segment EBITDA(1)
North American Realty	($ 18,719)	(49)%	($ 28,793)	(51)%
International Realty	(1,483)	(62)%	257	4%
Other Affiliated Services	(1,303)	(132)%	(1,991)	(113)%
Total Adjusted Segment EBITDA	(21,505)	(61)%	(30,527)	(63)%
Corporate expenses and other	(108)	(5)%	25	1%
Total Reported Adjusted EBITDA(1)	($ 21,613)	(66)%	($ 30,502)	(70)%
(1)	Adjusted Segment EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net (loss) income from continuing operations, operating (loss) income, or any other measures derived in accordance with U.S. GAAP. For a reconciliation of Adjusted Segment EBITDA and Adjusted EBITDA to (loss) income before income taxes and net (loss) income from continuing operations, respectively, see “Non-U.S. GAAP Financial Measures.” Management evaluates the operating results of each of its reportable segments based upon revenues and Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined by us as consolidated (loss) income before income taxes plus depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, stock option expense, and other (income) expense, net. Adjusted EBITDA is defined by us as net (loss) income from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, stock option expense and other items that are not core to the operating activities of the Company. The Company’s presentation of Adjusted Segment EBITDA and Adjusted EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenues were flat in the second quarter and first six months of 2025 compared to the same periods in 2024 primarily due to slightly lower sales volumes in the United States, partially offset by increased sales volume in Canada and increased home sales prices in the U.S., despite the challenging market in the U.S. residential real estate markets. Adjusted North American Realty EBITDA decreased (49)% and (51)% in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024, due to increased commissions and other agent-related costs and increased operating costs.

International Realty revenues increased 59% and 78% in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024 primarily due to increased real estate transactions driven by improved agent production in previously launched markets. Adjusted International EBITDA loss increased by (62)% and improved 4% in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The increased loss in the second quarter of 2025 is due to increased start-up costs related to entering new markets. The improvement in Adjusted EBITDA in the first six months of 2025 is due to increased revenues and improved business efficiencies in markets already entered.

Other Affiliated Services revenues decreased (52)% and (53)% in the second quarter and the first six months of 2025, compared to the same periods of 2024, due to lower SUCCESS® Magazine revenues. Adjusted Other Affiliated Services EBITDA decreased (132)% and (113)% due to increased costs.

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

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income from continuing operations	($ 2,291)	$ 11,766	($ 13,315)	($ 2,064)
Total other (income) expense, net	(553)	(1,375)	(1,576)	(2,414)
Income tax (benefit) expense	468	8,146	2,139	4,841
Depreciation and amortization	2,272	2,963	4,833	5,363
Litigation contingency	-	-	-	16,000
Stock-based compensation expense (1)	9,703	9,329	17,821	18,157
Stock option expense	1,602	1,985	3,454	3,975
Adjusted EBITDA	$ 11,201	$ 32,814	$ 13,356	$ 43,858
(1)	This includes agent growth incentive stock-based compensation expense.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses and dividend payments. In addition, except for the $34 million antitrust litigation contingency accrual recorded for the year ended December 31, 2024 (of which $17 million was paid during the quarter ended June 30, 2025; see Note 11 – Commitments and Contingencies to the unaudited condensed consolidated financial statements for additional information regarding the antitrust litigation), the Company has no known material cash requirements as of June 30, 2025 relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions). The Company intends to use available cash to pay the remaining $17 million antitrust litigation settlement amount.

We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology, our rate of growth into new markets, and cash used to repurchase shares of the Company’s common stock. Our capital requirements may be affected by factors which we cannot control such as the changes in the residential real estate market, interest rates, industry practice changes in light of the NAR Settlement relating to the antitrust litigation, and other monetary and fiscal policy changes to the manner in which we currently operate. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next twelve months.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Current assets	$ 344,957	$ 267,972
Current liabilities	(262,880)	(185,853)
Net working capital	$ 82,077	$ 82,119

For the six months ended June 30, 2025, net working capital remained flat, compared to December 31, 2024.

Cash Flows

The following table presents our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$ 75,926	$ 131,801
Net cash used in investment activities	(17,207)	(10,369)
Net cash used in financing activities	(44,766)	(96,458)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	2,393	(1,346)
Net change in cash, cash equivalents and restricted cash	$ 16,346	$ 23,628

For the six months ended June 30, 2025, net cash provided by operating activities decreased ($55.9) million compared to the same period in 2024. The decrease in cash provided by operating activities was primarily driven by the payment of the previously accrued litigation contingency of $17 million, lower operating results, lower agent stock-based compensation, and a decrease in customer deposits activity.

For the six months ended June 30, 2025, net cash used in investing activities increased due to cash used for investments in affiliates and other assets and purchases of property and equipment compared to the same period of 2024.

For the six months ended June 30, 2025 and 2024 net cash flows used in financing activities decreased $51.7 million compared to the same period in 2024, primarily driven by lower stock repurchases.

Acquisitions

While we do not consider acquisitions a critical element of our ongoing business, we seek opportunities to expand and enhance our portfolio of solutions, access new revenue streams, or otherwise complement or accelerate the growth of our existing operations. We may fund acquisitions or investments in complementary businesses with various sources of capital including existing cash balances and cash flow from operations. Acquisitions during the first six months of 2025 have not had a material impact on cash flow.

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

There have been no material changes in our exposures to market risk since December 31, 2024. For details on the Company’s market risks relating to interest rates and foreign currency exchange rates, see Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risks in our 2024 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as our principal financial officer), to allow timely decisions regarding required disclosures.

As of June 30, 2025, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer (as our principal financial officer), of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably believed to be likely to materially affect, our internal control over financial reporting.

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

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown. For a discussion of our potential risks and uncertainties, please see Part I, Item 1A. Risk Factors of the 2024 Annual Report. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the risk factors disclosed in Part I, Item 1A. of the 2024 Annual Report, which are hereby incorporated by reference into Part II, Item 1A of this Quarterly Report, the modified risk factor related to business and macroeconomic conditions, the modified risk factor related to changes in the real estate business as a result of legal actions or government investigations, the modified risk factor related to adverse outcomes of litigation in our industry could adversely impact our financial results, the modified risk factor related to Glenn Sanford’s and Penny Sanford’s stock ownership, and the modified risk factor related to our stock price volatility set forth below, there have been no material changes to the Company’s risk factors as disclosed in the 2024 Annual Report.

Risks Related to Our Industries

Our profitability is tied to the strength of the residential real estate market, which is subject to a number of general business and macroeconomic conditions beyond our control.

Our profitability is closely related to the strength of the residential real estate market, which is cyclical in nature and typically is affected by changes in national, state and local economic conditions, which are beyond our control. Macroeconomic conditions that could adversely impact the growth of the real estate market and have a material adverse effect on our business include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of obtaining mortgages, an increase in foreclosure activity, inflation, disruptions in capital markets, significant volatility in U.S. and international equity markets, deterioration in global financial conditions, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war, terrorist attacks or other geopolitical and security issues, including Russia’s ongoing war with Ukraine, the conflict between Israel and Palestine and rising tensions between China and Taiwan as well as between China and the U.S., changes in trade policy including the imposition of new tariffs, and responses to such tariffs, that may indirectly affect the cost of homebuilding materials, consumer goods, or broader economic sentiment, natural disasters or adverse weather events, or the public perception that any of these events may occur.

In 2024 and 2025, the U.S. residential real estate market has been adversely affected by a combination of high interest rates, elevated mortgage costs, and declining affordability, which have led to a slowdown in buyer demand and caused homes to remain on the market longer. More recently, housing inventory has begun to accumulate in many regions, reflecting a mismatch between listing activity and qualified buyer interest. These conditions—combined with tighter monetary policy and consumer hesitation—have contributed to reduced transaction volumes, softer market liquidity, and lower agent productivity. In addition, evolving federal policy under the current administration, including “Buy American” and protectionist trade or immigration measures, could affect global supply chains, the cost of goods and labor, or foreign investment in real estate, each of which may influence housing demand or affordability.

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

In April 2019, the NAR and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX, and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and various of its co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages (all defendants have since settled, which remain subject to ongoing appeals processes). Class action suits raising similar claims are already pending in this and other jurisdictions and the outcome of the NAR Class Action may result in additional such actions being filed. The Company was named as one of several defendants in similar class action suits but entered into a settlement agreement on December 9, 2024 to resolve all U.S. nationwide claims. See Note 11 – Commitments and Contingencies to the unaudited condensed consolidated financial statements.

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

More recently, litigation between other real estate industry participants has highlighted the risk of private litigation under the auspices of antitrust laws. For example, in July 2025, Compass, Inc. filed a lawsuit against Zillow Group, Inc. claiming that Zillow had engaged in anti-competitive conduct. The lawsuit included allegations that other industry participants, including the Company, had conspired with such anti-competitive conduct. Although the Company is not named as a defendant in that action, these types of lawsuits reflect the risk of both private litigation and regulatory action to challenge business practices in the residential real estate sector. Even when not directly targeted, we may face reputational, operational, or financial consequences as a result of broader industry litigation. We may be required to further adjust our business practices, increase legal spend, or defend against claims, any of which could materially and adversely affect our business, financial condition, or results of operations.

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

As an example, in the matter of Burnett v. National Association of Realtors (U.S. District Court for the Western District of Missouri), a federal jury found NAR and certain other brokerage defendants liable for $1.8 billion in damages; all defendants have since settled, subject to ongoing appeals processes, which include both monetary and non-monetary settlement terms. During 2024, the Company, along with other brokerage and non-brokerage defendants, have been named as defendants in putative class action lawsuits alleging similar fact patterns and antitrust violations. On December 9, 2024, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Settlement”) with plaintiffs in the U.S. antitrust lawsuit 1925 Hooper LLC, et al. v. The National Association of Realtors et. al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division), which was filed on November 22, 2023 against the Company and other US brokerage defendants (the “Hooper Action”). The Settlement resolves all claims set forth in the Hooper Action, as well as all similar claims on a nationwide basis against the Company (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the United States from the Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34.0 million. The Settlement received preliminary approval on May 23, 2025, but remains subject to final court approval and will become effective following an appeals process, if applicable. Both the NAR and the Company’s settlement terms may materially impact business practices within the industry which could adversely impact the Company’s business, results of operations, and financial condition.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
4/1/2025-4/30/2025	815,487	$ 9.12	815,487	$ 277,005,558
5/1/2025-5/31/2025	926,787	8.09	926,787	269,506,782
6/1/2025-6/30/2025	1,107,856	9.00	1,107,856	259,511,390
Total	2,850,130	$ 8.74	2,850,130
(1)	In December 2018, the Company announced the adoption by the Board of a stock repurchase program authorizing the Company to purchase its common stock, which has been amended from time to time. Most recently, in June 2023, the Board approved an increase to the total amount of its buyback program from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 6 – Stockholders’ Equity to the condensed consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On June 9, 2025, Randall Miles, the Company’s Vice Chair of the Board and director, adopted a Rule 10b5–1 trading arrangement (as defined in Item 408 of Regulation S-K). The duration of the trading arrangement is through June 30, 2025. The aggregate number of shares of the Company’s common stock that may be sold pursuant to the trading arrangement is 240,000.

During the three months ended June 30, 2025, and except as set forth in this Item 5, no other directors of officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit		Exhibit			Incorporated by Reference
Number		Description	Form	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation	10-K	3.1	2/28/2023

3.2		Restated Bylaws	10-K	3.2	2/28/2023

10.1*†		Description of Compensation Terms with Chief Financial Officer, effective as of June 30, 2025, by and between eXp World Holdings, Inc. and Jesse Hill

31.1*		Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

31.2*		Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

32.1**		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**		Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2025	eXp World Holdings, Inc.
(Registrant)

/s/ Jesse Hill
Jesse Hill
Chief Financial Officer