Form 10-Q
period 2025-09-30
eXp World Holdings, Inc.
filed 2025-11-06
CIK 1495932

tota

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐    No ☒

There were 158,836,724 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of September 30, 2025.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”) contains statements that are not historical facts and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions of future events. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 112,761	$ 113,607
Restricted cash	73,620	54,981
Accounts receivable, net of allowance for credit losses of $2,524 and $1,589, respectively	123,766	87,692
Prepaids and other assets	13,001	11,692
TOTAL CURRENT ASSETS	323,148	267,972
Property and equipment, net	14,058	11,615
Other noncurrent assets	22,570	11,679
Intangible assets, net	4,885	6,456
Deferred tax assets, net	76,435	75,774
Goodwill	17,647	17,226
TOTAL ASSETS	$ 458,743	$ 390,722

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 9,781	$ 10,478
Customer deposits	73,465	55,660
Accrued expenses	123,074	85,661
Litigation contingency	17,000	34,000
Other current liabilities	158	54
TOTAL CURRENT LIABILITIES	223,478	185,853
TOTAL LIABILITIES	223,478	185,853

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 204,643,680 issued and 158,836,724 outstanding at September 30, 2025; 195,028,207 issued and 154,133,385 outstanding at December 31, 2024	2	2
Additional paid-in capital	1,069,515	962,758
Treasury stock, at cost: 45,806,956 and 40,894,822 shares held September 30, 2025 and December 31, 2024, respectively	(732,907)	(686,680)
Accumulated deficit	(100,931)	(68,135)
Accumulated other comprehensive (loss)	(414)	(3,076)
TOTAL EQUITY	235,265	204,869
TOTAL LIABILITIES AND EQUITY	$ 458,743	$ 390,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$ 1,316,683	$ 1,231,187	$ 3,580,466	$ 3,469,485
Operating expenses
Commissions and other agent-related costs	1,230,479	1,143,535	3,325,473	3,205,949
General and administrative expenses	62,341	61,390	203,288	185,132
Technology and development expenses	17,312	13,804	52,210	43,413
Sales and marketing expenses	2,535	2,792	8,231	8,962
Litigation contingency	-	18,000	-	34,000
Total operating expenses	1,312,667	1,239,521	3,589,202	3,477,456
Operating income (loss)	4,016	(8,334)	(8,736)	(7,971)
Other (income) expense
Other (income) expense, net	(608)	(801)	(2,311)	(3,738)
Equity in losses of unconsolidated affiliates	195	281	322	804
Other (income), net	(413)	(520)	(1,989)	(2,934)
Income (loss) before income tax expense	4,429	(7,814)	(6,747)	(5,037)
Income tax expense (benefit)	932	(1,333)	3,071	3,508
Net income (loss) from continuing operations	3,497	(6,481)	(9,818)	(8,545)
Net income (loss) from discontinued operations	-	(2,025)	-	(3,217)
Net income (loss)	$ 3,497	($ 8,506)	($ 9,818)	($ 11,762)
Earnings (loss) per share
Basic, net (loss) income from continuing operations	$ 0.02	($ 0.04)	($ 0.06)	($ 0.06)
Basic, net (loss) income from discontinued operations	$ -	($ 0.01)	$ -	($ 0.02)
Basic, net (loss) income	$ 0.02	($ 0.06)	($ 0.06)	($ 0.08)
Diluted, net (loss) income from continuing operations	$ 0.02	($ 0.04)	($ 0.06)	($ 0.06)
Diluted, net (loss) income from discontinued operations	$ -	($ 0.01)	$ -	($ 0.02)
Diluted, net (loss) income	$ 0.02	($ 0.06)	($ 0.06)	($ 0.08)
Weighted average shares outstanding
Basic	157,101,785	153,259,842	155,985,872	153,858,160
Diluted	160,767,662	153,259,842	155,985,872	153,858,160
Comprehensive income (loss):
Net income (loss)	$ 3,497	($ 8,506)	($ 9,818)	($ 11,762)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(390)	915	2,662	(872)
Comprehensive income (loss)	$ 3,107	($ 7,591)	($ 7,156)	($ 12,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock:
Balance, beginning of period	$ 2	$ 2	$ 2	$ 2
Balance, end of period	2	2	2	2
Treasury stock:
Balance, beginning of period	(716,549)	(626,825)	(686,680)	(545,559)
Repurchases of common stock	(16,358)	(35,015)	(46,227)	(116,281)
Balance, end of period	(732,907)	(661,840)	(732,907)	(661,840)
Additional paid-in capital:
Balance, beginning of period	1,031,660	883,704	962,758	804,833
Shares issued for stock options exercised	55	592	432	1,644
Agent growth incentive stock-based compensation	9,072	8,747	26,584	26,150
Agent equity stock-based compensation	27,150	29,541	74,709	85,997
Stock option compensation	1,578	1,986	5,032	5,946
Balance, end of period	1,069,515	924,570	1,069,515	924,570
Accumulated (deficit) earnings:
Balance, beginning of period	(96,723)	(35,100)	(68,135)	(16,769)
Net income (loss)	3,497	(8,506)	(9,818)	(11,762)
Dividends declared and paid ($0.05 per share of common stock)	(7,705)	(7,489)	(22,978)	(22,564)
Balance, end of period	(100,931)	(51,095)	(100,931)	(51,095)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(24)	(1,455)	(3,076)	332
Foreign currency translation gain (loss)	(390)	915	2,662	(872)
Balance, end of period	(414)	(540)	(414)	(540)
Noncontrolling interest:
Balance, beginning of period	-	-	-	1,169
Transactions with noncontrolling interests	-	-	-	(1,169)
Balance, end of period	-	-	-	-
Total equity	$ 235,265	$ 211,097	$ 235,265	$ 211,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net (loss)	($ 9,818)	($ 11,762)
Reconciliation of net (loss) to net cash provided by operating activities:
Depreciation expense	5,243	5,887
Amortization expense - intangible assets	2,014	1,855
Allowance for credit losses on receivables/bad debt on receivables	935	(870)
Equity in loss of unconsolidated affiliates	322	804
Agent growth incentive stock-based compensation expense	27,389	28,067
Stock option compensation	5,032	5,961
Agent equity stock-based compensation expense	74,709	85,997
Deferred income taxes, net	(661)	(684)
Changes in operating assets and liabilities:
Accounts receivable	(35,859)	(18,935)
Prepaids and other assets	(1,309)	1,978
Customer deposits	17,805	22,510
Accounts payable	(698)	1,858
Accrued expenses	36,609	21,114
Litigation contingency	(17,000)	34,000
Other operating activities	104	20
NET CASH PROVIDED BY OPERATING ACTIVITIES	104,817	177,800
INVESTING ACTIVITIES
Purchases of property and equipment	(7,686)	(4,408)
Purchase of business	-	(3,150)
Investments in unconsolidated affiliates	(12,363)	(4,236)
Capitalized software development costs in intangible assets	(443)	(1,165)
NET CASH USED IN INVESTING ACTIVITIES	(20,492)	(12,959)
FINANCING ACTIVITIES
Repurchase of common stock	(46,227)	(116,281)
Proceeds from exercise of options	432	1,644
Transactions with noncontrolling interests	-	(1,169)
Dividends declared and paid	(22,978)	(22,564)
NET CASH USED IN FINANCING ACTIVITIES	(68,773)	(138,370)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	2,241	(624)
Net change in cash, cash equivalents and restricted cash	17,793	25,847
Cash, cash equivalents and restricted cash, beginning balance	168,588	169,893
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 186,381	$ 195,740
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	3,546	2,198
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	84	-

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Investments in Equity Securities

We hold investments in certain equity securities that do not have readily determinable fair values and for which we do not exercise significant influence. These investments qualify for and are accounted for using the measurement alternative under FASB ASC Topic 321, Investments – Equity Securities.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, September 30, 2024	$ 130,432	$ 65,308	$ 195,740
Balance, December 31, 2024	$ 113,607	$ 54,981	$ 168,588
Balance, September 30, 2025	$ 112,761	$ 73,620	$ 186,381

3.	EXPECTED CREDIT LOSSES

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

As of September 30, 2025 and December 31, 2024, receivables from real estate property settlements totaled $116,197 and $82,300, respectively, of which the Company recognized expected credit losses of $32 and $34, respectively. As of September 30, 2025 and December 31, 2024, agent non-commission based fees receivable and short-term advances totaled $10,093 and $6,980, of which the Company recognized expected credit losses of $2,492 and $1,555, respectively.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Computer hardware and software	$ 52,119	$ 44,079
Furniture, fixture, and equipment	2,206	2,205
Total depreciable property and equipment	54,325	46,284
Less: accumulated depreciation	(40,543)	(35,262)
Depreciable property and equipment, net	13,782	11,022
Assets under development	276	593
Property and equipment, net	$ 14,058	$ 11,615

For the three months ended September 30, 2025 and 2024, depreciation expense was $1,711 and $1,937, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense was $5,243 and $5,887, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $17,647 as of September 30, 2025 and $17,226 as of December 31, 2024. As of September 30, 2025, the Company recorded cumulative translation adjustment of $421 related to Canadian goodwill.

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

Intangible assets, net consisted of the following:

	September 30, 2025
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Trade name	$ 2,057	($ 1,179)	$ -	$ 878
Existing technology	5,785	(4,767)	-	1,018
Non-competition agreements	470	-	-	470
Customer relationships	2,011	(914)	-	1,097
Licensing agreement	210	(210)	-	-
Intellectual property	1,453	(31)	-	1,422
Total intangible assets	$ 11,986	($ 7,101)	$ -	$ 4,885

	December 31, 2024
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Trade name	$ 2,042	($ 943)	$ -	$ 1,099
Existing technology	5,349	(2,564)	-	2,785
Non-competition agreements	461	(272)	-	189
Customer relationships	2,560	(503)	(549)	1,508
Licensing agreement	210	(210)	-	-
Intellectual property	3,448	(578)	(1,995)	875
Total intangible assets	$ 14,070	($ 5,070)	($ 2,544)	$ 6,456

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2025 and 2024 was $713 and $442, respectively. Amortization expense for definite-lived intangible assets for the nine months ended September 30, 2025 and 2024 was $2,014 and $1,855, respectively.

6.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock:
Balance, beginning of period	201,449,583	189,947,235	195,028,207	183,606,708
Shares issued for stock options exercised	10,264	95,037	82,546	320,481
Agent growth incentive stock-based compensation	662,874	308,790	1,968,559	1,341,303
Agent equity stock-based compensation	2,520,959	2,208,226	7,564,368	7,290,796
Balance, end of period	204,643,680	192,559,288	204,643,680	192,559,288

The Company’s equity programs described below were administered under the stockholder approved 2015 Equity Incentive Plan, as amended, for issuances prior to September 1, 2024 and under the stockholder approved 2024 Equity Incentive Plan for issuances on or after September 1, 2024. The purpose of the equity plans is to retain the services of valued employees, directors, officers, agents, and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

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

During the three months ended September 30, 2025 and 2024, the Company issued 2,520,959 and 2,208,226 shares of the Company’s common stock, respectively, to agents and brokers with a value of $27,150 and $29,541, respectively, inclusive of discount. During the nine months ended September 30, 2025 and 2024, the Company issued 7,564,368 and 7,290,796 shares of common stock, respectively, to agents and brokers with a value of $74,709 and $85,997, respectively, inclusive of discount.

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

For the three months ended September 30, 2025 and 2024 the Company’s stock-based compensation expense attributable to the AGIP was $9,655 and $9,910, respectively, of which the total amount of stock-based compensation attributable to liability classified awards was $583 and $891, respectively. For the nine months ended September 30, 2025 and 2024 the Company’s stock-based compensation expense attributable to the AGIP was $27,389 and $28,067, respectively, of which the total amount of stock-based compensation attributable to liability classified awards was $1,732 and $2,179, respectively.

The following table illustrates changes in the Company’s stock-based compensation liability for the periods presented:

Amount
Balance, December 31, 2023	$ 5,000
Stock grant liability increase year to date	2,251
Stock grants reclassified from liability to equity year to date	(2,206)
Balance, December 31, 2024	$ 5,045
Stock grant liability increase year to date	1,732
Stock grants reclassified from liability to equity year to date	(928)
Balance, September 30, 2025	$ 5,849

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and expire 10 years from the date of grant (or 5 years from the date of grant for options granted to significant stockholders). These options typically have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended September 30, 2025 and 2024, the Company granted 366,424 and 62,735 stock options, respectively, to employees with an estimated grant date fair value of $5.52 and $6.21 per share, respectively. During the nine months ended September 30, 2025 and 2024, the Company granted 522,842 and 738,473 stock options, respectively, to employees with an estimated grant date fair value of $5.50 and $6.57 per share, respectively. The fair values were calculated using a Black Scholes-Merton option pricing model.

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

Restricted Stock Units (“RSUs”)

The Company grants RSUs to officers and certain employees and may grant them to directors and consultants in the future. Each RSU represents the right to receive one share of the Company’s common stock upon vesting, subject to time-based and/or performance-based restrictions. RSUs typically vest over a three-year period with equal and periodically graded vesting or cliff vesting, as applicable. RSUs do not have an exercise price, and no payment is required by the grantee to receive the shares upon vesting. The Company measures stock-based compensation awards at their grant-date fair value. The resulting compensation cost is recognized on a straight-line basis over the requisite service period, which is typically the vesting period. The Company accounts for forfeitures when they occur as a reduction of recorded stock-based compensation. For the three months ended September 30, 2025 and 2024, the Company granted 131,243 and 13,995 RSUs, respectively, with weighted average grant date fair values of $10.41 and $14.23, respectively. For the nine months ended September 30, 2025 and 2024, the Company granted 259,461 and 41,147 RSUs, respectively, with weighted average grant date fair values of $10.10 and $12.74, respectively. As of September 30, 2025 and 2024, the total unrecognized stock-based compensation associated with these RSUs was $2,980 and $393, respectively, which are expected to be recognized over a weighted average period of approximately 2.36 and 1.41 years, respectively.

Stock Repurchase Plan

In December 2018, the Company’s board of directors (the “Board”) approved a stock repurchase program (the “Stock Repurchase Program”), which has been amended from time to time, most recently in August 2025 as described in more detail below. Under the current authorization, the Company may repurchase up to $1.0 billion of its common stock, inclusive of amounts previously expended.

The Stock Repurchase Program is intended primarily to offset dilution from equity compensation programs. Pursuant to the updated framework approved by the Board in October 2025, any share repurchases are subject to maintaining a minimum consolidated cash and cash equivalents balance of at least $100 million immediately after giving effect to any repurchase. Subject to that framework, the timing, amount, and pricing of repurchases are at the discretion of the CEO and CFO and depend upon, among other factors, internal financial models and the Company’s liquidity and strategic priorities. Repurchases may be made in the open market during an open trading window or pursuant to Rule 10b5-1 trading plans, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10b5-1 Repurchase Plan

In connection with the Stock Repurchase Program, from time to time, the Company adopts written trading plans pursuant to Rule 10b5-1 of the Exchange Act to conduct repurchases on the open market.

On January 10, 2022, the Company and Stephens Inc. (“Stephens”), a financial services firm that acts as an agent authorized to purchase shares on behalf of the Company, entered into that certain Issuer Repurchase Plan (as amended, the “Issuer Repurchase Plan”) which authorizes Stephens to repurchase shares of common stock of the Company, and is amended from time to time to adjust the monthly authorized repurchase amount. Most recently, on August 6, 2025, the Board approved, and the Company entered into the Eleventh Amendment to Issuer Repurchase Plan which provides for the repurchase of up to $10.0 million during the calendar month of November 2025 and no repurchases from August 6, 2025 through October 31, 2025.

Shares of Company common stock repurchased under the Stock Repurchase Program are funded from cash and cash equivalents on hand and recorded based upon the applicable trade date. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding.

The following table shows the share changes in treasury stock for the periods presented (not in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Treasury stock:
Balance, beginning of period	44,217,271	36,213,862	40,894,822	28,937,671
Repurchases of common stock	1,589,685	2,794,040	4,912,134	10,070,231
Balance, end of period	45,806,956	39,007,902	45,806,956	39,007,902

7.SEGMENT INFORMATION

The three reportable segments presented below represent the Company’s segments for which separate financial information is available and is utilized on a regular basis by its Chief Operating Decision Maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its segments.

Management evaluates the operating results of each of its reportable segments based upon Revenues and Adjusted Segment EBITDA, which is a non-U.S. GAAP measure. Adjusted Segment EBITDA is defined by the Company as a segment’s operating income (loss) before income taxes plus depreciation and amortization, impairment charges, litigation contingency, stock-based compensation expenses, stock option expense and other (income) expense, net. The Company’s presentation of Adjusted Segment EBITDA may not be comparable to similar measures used by other companies.

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

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North American Realty	$ 1,275,865	$ 1,206,660	$ 3,475,400	$ 3,408,418
International Realty	40,743	24,230	104,693	60,142
Other Affiliated Services	675	1,426	2,210	4,681
Revenues reconciliation:
Segment eliminations	(600)	(1,129)	(1,837)	(3,756)
Consolidated revenues	$ 1,316,683	$ 1,231,187	$ 3,580,466	$ 3,469,485

	Commissions and other agent-related costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North American Realty	$ 1,196,460	$ 1,123,673	$ 3,237,481	$ 3,156,931
International Realty	33,654	19,538	86,945	48,608
Other Affiliated Services	365	799	1,047	2,151
Commissions reconciliation:
Segment eliminations	-	(475)	-	(1,741)
Consolidated commissions and other agent-related costs	$ 1,230,479	$ 1,143,535	$ 3,325,473	$ 3,205,949

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North American Realty	$ 23,100	$ 28,899	$ 50,620	$ 85,208
International Realty	(1,591)	(1,670)	(7,065)	(7,401)
Other Affiliated Services	(1,298)	(1,282)	(5,044)	(3,037)
Corporate expenses and other	(2,499)	(2,005)	(7,443)	(6,973)
Consolidated Adjusted EBITDA	$ 17,712	$ 23,942	$ 31,068	$ 67,797

Income (loss) before income tax expense reconciliation:
Depreciation and amortization expense	2,424	2,379	7,257	7,742
Litigation contingency	-	18,000	-	34,000
Stock-based compensation expense	9,694	9,910	27,515	28,067
Stock option expense	1,578	1,987	5,032	5,959
Other (income) expense, net	(413)	(520)	(1,989)	(2,934)
Consolidated income (loss) before income tax expense	$ 4,429	($ 7,814)	($ 6,747)	($ 5,037)

Goodwill
	September 30, 2025	December 31, 2024
North American Realty	$ 17,647	$ 17,226
International Realty	-	-
Other Affiliated Services	-	-
Segment and consolidated total	17,647	17,226

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

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	$ 3,497	($ 6,481)	($ 9,818)	($ 8,545)
Net income (loss) from discontinued operations	$ -	($ 2,025)	$ -	($ 3,217)
Denominator:
Weighted average shares - basic	157,101,785	153,259,842	155,985,872	153,858,160
Dilutive effect of common stock equivalents	3,665,877	-	-	-
Weighted average shares - diluted	160,767,662	153,259,842	155,985,872	153,858,160
Earnings per share:
Net (loss) income from continuing operations per share - basic	$ 0.02	($ 0.04)	($ 0.06)	($ 0.06)
Net (loss) income from discontinued operations per share - basic	$ -	($ 0.01)	$ -	($ 0.02)
Net (loss) income from continuing operations per share - diluted	$ 0.02	($ 0.04)	($ 0.06)	($ 0.06)
Net (loss) income from discontinued operations per share - diluted	$ -	($ 0.01)	$ -	($ 0.02)

For three months ended September 30, 2025 and 2024 total outstanding shares of common stock excluded 235,336 and 4,153,812 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive. For nine months ended September 30, 2025 and 2024 total outstanding shares of common stock excluded 3,223,228 and 3,309,505 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

9.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for income tax expense (benefit) amounted to $3.1 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively which represent effective tax rates of (45.5%) and (69.6%), respectively. The effective tax rate differs from our statutory rates in both periods primarily due to foreign and domestic mix of earnings, and stock-based compensation.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. law. In accordance with ASC 740, the Company evaluated the impact of the legislation on its financial statements, including potential changes to deferred tax assets and liabilities, and the effective tax rate. The Company determined that OBBBA did not have a material impact on its consolidated financial statements.

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

As of September 30, 2025 and December 31, 2024, the fair value of the Company’s money market funds was $12,286 and $38,344, respectively.

There have been no transfers between Level 1, Level 2 and Level 3 in the period presented. The Company did not have any Level 2 financial assets or liabilities in the period presented. In the first quarter of 2025, the Company acquired $11,000 of Level 3 assets, at fair value, and such assets increased in value to $11,735 at September 30, 2025 due to an additional capital contribution.

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

Antitrust Litigation

The Company and its affiliated brokerage entities were among several defendants in eight U.S. and one Canadian putative class action lawsuits alleging that the Company participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of U.S. federal and state antitrust laws and federal Canadian antitrust laws, as applicable, and one U.S. putative class action lawsuit alleging that the Company participated in a system that resulted in buyers of residential property paying inflated home prices as a result of sellers paying inflated buyer broker commissions in violation of federal and Illinois antitrust laws (collectively, the “antitrust litigation”). On December 9, 2024, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Settlement”) with plaintiffs in the U.S. antitrust lawsuit 1925 Hooper LLC, et al. v. The National Association of Realtors et al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division), which was filed on November 22, 2023 against the Company and other U.S. brokerage defendants (the “Hooper Action”). The Settlement resolves all claims set forth in the Hooper Action and similar claims on a nationwide basis against the Company (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the U.S. from the Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34.0 million (not in thousands) (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount is expected to be deposited into the Settlement Fund in installments, of which 50% of the settlement (or $17.0 million (not in thousands)) is to be deposited into the Settlement Fund within 30 business days after preliminary court approval of the Settlement and the final 50% (or $17.0 million (not in thousands)) is to be deposited on or before the one-year anniversary of the initial settlement payment. On May 23, 2025, the United States District Court for the Northern District of Georgia granted preliminary approval of the Settlement. In accordance with the Settlement terms, the Company funded the first $17.0 million (not in thousands) installment into the Settlement Fund during the fiscal quarter ended June 30, 2025. The Company intends to use available cash to pay the remaining Settlement Amount. Management has determined that a remaining $17.0 million (not in thousands) loss is probable and has included a $17.0 million (not in thousands) litigation contingency accrual recorded for the quarter ended September 30, 2025. While management has determined that loss in excess of the accrual is reasonably possible, it is currently unable to reasonably estimate the possible additional loss or range of possible additional loss because, among other reasons, (i) the settlement is subject to court approval and appeals processes, (ii) further developments in the legal proceedings, including but not limited to motions or rulings, could impact the Company’s exposure; and/or (iii) potential changes in law or precedent could affect the final determination of liability.

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

The Company continues to vigorously defend against the claims in the Canadian putative class action antitrust lawsuit Kevin McFall v. Canadian Real Estate Association, et al., Case No. T-119-24-ID 1 (Federal Court of Canada), filed on January 18,

2024. Management is currently unable to reasonably estimate the possible loss or range of possible loss for the Canadian antitrust litigation because, among other reasons, (i) the proceeding is in preliminary stages, (ii) specific damage amounts have not been sought, (iii) damages sought are, in our opinion, unsupported and/or exaggerated, (iv) there are significant factual issues to be resolved; and/or (v) there are novel legal issues or unsettled legal theories presented. For the Canadian antitrust litigation, we have not recorded any accruals as of September 30, 2025. While the Company does not expect such litigation to have a material adverse effect on our business, results of operations, cash flows or financial condition, due to the complexities inherent in such litigation, including the uncertainty of legal processes and potential developments in the cases, the ultimate liability may differ from current expectations.

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

12.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On October 25, 2025, the Company’s Board declared a dividend of $0.05 per share which is expected to be payable on December 1, 2025, to stockholders of record as of the close of business on November 17, 2025. The ex-dividend date is expected to be on or around November 14, 2025. The dividend will be paid in cash.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (the “Quarterly Report”) and consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” in this Quarterly Report, Part I, Item 1A Risk Factors of the 2024 Annual Report, and Part II, Item 1A Risk Factors in this Quarterly Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

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

Acquisitions have not been a material element of our ongoing business, but we continue to seek opportunities to expand and enhance our portfolio of solutions and believe we are well-positioned to capture additional revenues from such solutions.

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

Over the last several quarters, several macroeconomic conditions have been contributing to the slowdown in the U.S. residential real estate market, which directly impacts our business and financial results. These conditions include, but are not limited to rising inflation, continued higher mortgage interest rates, volatility in the U.S. equity markets, changes in trade policy, including the imposition of new tariffs, and responses to such tariffs, and continued political unrest around the world.

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

National Housing Inventory

During the third quarter of 2025, the continued higher mortgage rates and higher home prices have contributed to a rise in inventory levels, as measured in months of supply. According to National Association of Realtors (“NAR”), inventory of existing homes for sale in the U.S. was 1.55 million as of September 2025 (preliminary) compared to 1.36 million at the end of September 2024. This represents 4.6 months of inventory in 2025 compared to 4.2 months of inventory in the prior year period.

Mortgage Interest Rates

The current mortgage rates continue to negatively impact the demand for homebuying, however mortgage rates during the third quarter of 2025 declined from the second quarter of 2025. Based on Freddie Mac data, the average rate for a 30-year, conventional, fixed rate mortgage was 6.30% in September 2025 compared to 6.77% in June 2025. The 30-year fixed rate mortgage was 6.08% in September 2024.

Housing Affordability Index

According to NAR, the composite housing affordability index increased slightly to 100.5 for August 2025 (preliminary) from 99.1 for August 2024. When the index is above 100, it indicates that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20% down payment and ability to qualify for a mortgage.

Existing Home Sales Transactions and Prices

According to NAR, existing home sale transactions were at an annual rate of 4.06 million in September 2025 (preliminary) compared with 3.90 million in September 2024, an increase of 4.1%.

According to NAR, the nationwide existing home median sales price for September 2025 (preliminary) was $415,200 compared to $406,700 in September 2024, an increase of 2.1%.

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

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Performance:
Agent NPS	75	76	76	75
Agent count	83,446	85,249	83,446	85,249
Real estate sales transactions	121,516	117,830	329,771	330,223
Real estate sales volume	$ 54,112,209	$ 50,798,695	$ 145,231,091	$ 139,869,084
Other real estate transactions	22,185	22,950	61,155	64,851
Real estate per transaction cost	$ 523	$ 494	$ 616	$ 536
Revenues	$ 1,316,683	$ 1,231,187	$ 3,580,466	$ 3,469,485
Operating (loss)	$ 4,016	($ 8,334)	($ 8,736)	($ 7,971)
Adjusted EBITDA(1)	$ 17,712	$ 23,942	$ 31,068	$ 67,797

(1)	Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the U.S. (“U.S. GAAP”) and should not be considered as an alternative to net (loss) income from continuing operations, operating (loss) income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net (loss) income from continuing operations and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures”.

Revenues and Adjusted EBITDA are key financial measures, and we review these measures to evaluate and drive our core operating performance.

Agent net promoter score (aNPS)

aNPS is a scale-based measure of customer satisfaction and an aNPS above 50 is considered excellent. aNPS plays a crucial role in attracting and retaining agents and teams, especially during a period marked by continued market challenges and higher mortgage rates. Despite the challenging market conditions, the Company’s aNPS was 75 and 76 for the three and nine months ended September 30, 2025, respectively, compared to 76 and 75 for the same periods of 2024, respectively. We remain focused on empowering our agents, increasing their productivity, and maintaining strong engagement through our agent-centric initiatives.

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

Agent count

One of our key strengths is attracting real estate agents and broker professionals that contribute to our growth. The rate of growth of our agent and broker base is difficult to predict and is subject to many factors outside of our control, including actions taken by our competitors and macroeconomic factors affecting the real estate industry in general including interest rates, transaction volume trends in the U.S., and industry practice changes.

The number of agents declined (2)% in the first nine months of 2025, compared to the same period of 2024, however, the decline in agents has continued to slow over the last few quarters. We remain committed to retaining our most productive agents in the U.S. and Canada through the execution of our growth strategies and the end-to-end suite of services we offer our agents.

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

Our real estate sales transactions and volume typically fluctuate with changes in the market’s existing home sales transactions as reported by NAR; however, company-specific initiatives influence the transaction volume and productivity of our agents. For the three and nine months ended September 30, 2025, compared to the same periods of 2024, our real estate sales transactions increased 3.1% and decreased (0.1%), respectively. For the three and nine months ended September 30, 2025, compared to the same periods of 2024, transaction volume increased 6.5% and 3.8%, respectively. The improvements in transactions and volume are due to increased home sale prices, and increased agent productivity.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by our agents and brokers. The decrease in other real estate transactions for the three and nine months ended September 30, 2025 compared to the same periods of 2024 reflects the challenging market conditions.

Real estate per transaction cost

Real estate per transaction cost is measured as selling, general and administrative, sales and marketing and technology and development expenses resulting from our services that directly support our agents and brokers, divided by total transactions (real estate sales and other). Real estate per transaction cost increased 5.9% and 14.9% for the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, primarily due to increased personnel and technology costs, such costs have been moderating in the third quarter of 2025.

Revenues

Revenues represent the commission revenue earned by the Company for closed brokerage real estate transactions. The Company’s revenues increased 6.9% and 3.2% for the three and nine months ended September 30, 2025, respectively, compared to same periods of 2024, primarily due to higher home sales prices in North America and increased international production, and improved productivity in North America for the third quarter of 2025.

Gross profit

Gross profit in the third quarter of 2025 was $86.2 million compared to $87.7 million in the third quarter of 2024. Gross profit for the nine months ended September 30, 2025 was $255.0 million compared to $263.5 million in the first nine months of 2024.  Gross profit decreased in 2025 due to increased agent commissions and other agent-related costs due to sales commission capping and lower fees from the lower number of agents.

Operating Income (Loss)

Operating income in the third quarter of 2025 was $4.0 million compared to ($8.3) million in the third quarter of 2024. Operating (loss) for the nine months ended September 30, 2025 was ($8.7) million compared to ($8.0) million in the first nine months of 2024. Operating (loss) in the three and nine months of 2024 included the litigation contingency accrual of $18.0 million and $34 million, respectively. The operating loss in the first nine months of 2025 reflects increased agent commissions and other agent-related costs due to sales commissions capping and lower fees from lower number of agents, and higher operating costs related to personnel, litigation and technology costs.

Adjusted EBITDA

Management reviews Adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Adjusted EBITDA, for the three months ended September 30, 2025 was $17.7 million compared to $23.9 million for the three months ended September 30, 2024. Adjusted EBITDA, for the nine months ended September 30, 2025 was $31.1 million compared to $67.8 million for the same period of 2024. The decrease in Adjusted EBITDA in 2025 reflects increased agent commissions and other agent-related costs, and higher operating costs.

RESULTS OF OPERATIONS

The following table reflects the results of each of our operations during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except share amounts and per share data)
Statement of Operations Data:
Revenues	$ 1,316,683	$ 1,231,187	$ 3,580,466	$ 3,469,485
Operating expenses
Commissions and other agent-related costs	1,230,479	1,143,535	3,325,473	3,205,949
General and administrative expenses	62,341	61,390	203,288	185,132
Technology and development expenses	17,312	13,804	52,210	43,413
Sales and marketing expenses	2,535	2,792	8,231	8,962
Litigation contingency	-	18,000	-	34,000
Total operating expenses	1,312,667	1,239,521	3,589,202	3,477,456
Operating income (loss)	4,016	(8,334)	(8,736)	(7,971)
Other (income) expense
Other (income), net	(608)	(801)	(2,311)	(3,738)
Equity in losses of unconsolidated affiliates	195	281	322	804
Other (income), net	(413)	(520)	(1,989)	(2,934)
Income (loss) before income tax expense	4,429	(7,814)	(6,747)	(5,037)
Income tax expense (benefit)	932	(1,333)	3,071	3,508
Net income (loss) from continuing operations	3,497	(6,481)	(9,818)	(8,545)
Net income (loss) from discontinued operations	-	(2,025)	-	(3,217)
Net income (loss)	3,497	(8,506)	(9,818)	(11,762)
Adjusted EBITDA(1)	$ 17,712	$ 23,942	$ 31,068	$ 67,797
(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) from continuing operations, operating income (loss) or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations and a discussion of why we believe Adjusted EBITDA provides useful information to investors, see “Non-U.S. GAAP Financial Measures.”

The following tables and discussion reflect the changes in the results of each of our income statement line items between the three and nine months ended September 30, 2025 and 2024:

	Change 2025 vs. 2024
	Three Months Ended September 30		Nine Months Ended September 30
	$	%	$	%

Revenues	$ 85,496	7%	$ 110,981	3%

For both the three and nine months ended September 30, 2025 total revenues increased, primarily as a result of U.S. increased home sales prices, and increased productivity in the third quarter of 2025, and increased Canadian and international transactions.

	Change 2025 vs. 2024
	Three Months Ended September 30		Nine Months Ended September 30
	$	%	$	%

Commissions and other agent-related costs	$ 86,944	8%	$ 119,524	4%

For the three and nine months ended September 30, 2025 and 2024 commissions and other agent-related costs increased primarily due to increased sales commissions capping and lower agent fees from the lower number of agents. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

	Change 2025 vs. 2024
	Three Months Ended September 30		Nine Months Ended September 30
	$	%	$	%

General and administrative expenses	$ 951	2%	$ 18,156	10%

For the three and nine months ended September 30, 2025, general and administrative expenses increased compared to the same periods of 2024, due to increased employee-related and litigation expenses; such expenses have been moderating in 2025. General and administrative expenses include costs related to wages, employee stock-based compensation, and other general overhead expenses.

	Change 2025 vs. 2024
	Three Months Ended September 30		Nine Months Ended September 30
	$	%	$	%

Technology and development expenses	$ 3,508	25%	$ 8,797	20%

For the three and nine months ended September 30, 2025, technology and development expenses increased compared to the same periods of 2024, primarily due to increased technology expenses related to agent support. These expenses include employee-related costs and other expenses for the maintenance and development of the technology used by both our agents and our employees.

	Change 2025 vs. 2024
	Three Months Ended September 30		Nine Months Ended September 30
	$	%	$	%

Sales and marketing expenses	($ 257)	(9)%	($ 731)	(8)%

For the three and nine months ended September 30, 2025, sales and marketing expenses decreased compared to the same periods of 2024 due to decreased advertising in the U.S. and Canada residential real estate market.

	Change 2025 vs. 2024
	Three Months Ended September 30		Nine Months Ended September 30
	$	%	$	%

Other (income), net	($ 107)	(21)%	($ 945)	(32)%

For the three and nine months ended September 30, 2025, total other (income) expense, net decreased primarily due to decreased interest income when compared to 2024. Total other (income) expense, net includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

	Change 2025 vs. 2024
	Three Months Ended September 30		Nine Months Ended September 30
	$	%	$	%

Income tax expense (benefit)	($ 2,265)	(170)%	$ 437	12%

The Company’s provision for income tax expense (benefit) amounted to $0.9 million and $(1.3) million for the three months ended September 30, 2025 and 2024, respectively, which represented effective tax rates of 21.0% and 17.1%, respectively. The provision for income tax expense was primarily attributable to stock-based compensation shortfalls, research and development credit and non-deductible executive compensation.

The Company’s provision for income tax expense (benefit) amounted to $3.1 million and $3.5 million for the nine months ended September 30, 2025 and 2024, which represent effective tax rates of (45.5%) and (69.6%), respectively. The effective tax rate differs from our statutory rates in both periods primarily due to foreign and domestic mix of earnings, and stock-based compensation.

BUSINESS SEGMENT DISCLOSURES

See Note 7 – Segment Information to the unaudited condensed consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Statement of Operations Data:
Revenues
North American Realty	$ 1,275,865	$ 1,206,660	$ 3,475,400	$ 3,408,418
International Realty	40,743	24,230	104,693	60,142
Other Affiliated Services	675	1,426	2,210	4,681
Segment eliminations	(600)	(1,129)	(1,837)	(3,756)
Total Consolidated Revenues	$ 1,316,683	$ 1,231,187	$ 3,580,466	$ 3,469,485
Adjusted Segment EBITDA(1)
North American Realty	23,100	28,899	50,620	85,208
International Realty	(1,591)	(1,670)	(7,065)	(7,401)
Other Affiliated Services	(1,298)	(1,282)	(5,044)	(3,037)
Total Adjusted Segment EBITDA	20,211	25,947	38,511	74,770
Corporate expenses and other	(2,499)	(2,005)	(7,443)	(6,973)
Total Reported Adjusted EBITDA(1)	$ 17,712	$ 23,942	$ 31,068	$ 67,797
(1)	Adjusted Segment EBITDA and Adjusted EBITDA are not measurements of the Company’s financial performance under U.S. GAAP and should not be considered as alternatives to financial information prepared derived in accordance with U.S. GAAP. For a reconciliation of Adjusted Segment EBITDA and Adjusted EBITDA to (loss) income before income taxes and net (loss) income from continuing operations, the most directly comparable U.S. GAAP measure, and a discussion of why management believes Adjusted Segment EBITDA and Adjusted EBITDA are useful, see “Non-U.S. GAAP Financial Measures.”.

The following table reflects the changes in the revenues and adjusted EBITDA for each of our reportable segments during the three and nine months ended September 30, 2025 and 2024:

	Change 2025 vs. 2024
	Three Months Ended September 30		Nine Months Ended September 30
	$	%	$	%

Statement of Operations Data:
Revenues
North American Realty	$ 69,205	6%	$ 66,982	2%
International Realty	16,513	68%	44,551	74%
Other Affiliated Services	(751)	(53)%	(2,471)	(53)%
Segment eliminations	529	47%	1,919	51%
Total Consolidated Revenues	$ 85,496	7%	$ 110,981	3%
Adjusted Segment EBITDA(1)
North American Realty	($ 5,799)	(20)%	($ 34,588)	(41)%
International Realty	79	5%	336	5%
Other Affiliated Services	(16)	(1)%	(2,007)	(66)%
Total Adjusted Segment EBITDA	(5,736)	(22)%	(36,259)	(48)%
Corporate expenses and other	(494)	(25)%	(470)	(7)%
Total Reported Adjusted EBITDA(1)	($ 6,230)	(26)%	($ 36,729)	(54)%
(1)	Adjusted Segment EBITDA and Adjusted EBITDA are not measurements of the Company’s financial performance under U.S. GAAP and should not be considered as alternatives to financial information prepared derived in accordance with U.S. GAAP. For a reconciliation of Adjusted Segment EBITDA and Adjusted EBITDA to (loss) income before income taxes and net (loss) income from continuing operations, the most directly comparable U.S. GAAP measure, and a discussion of why management believes Adjusted Segment EBITDA and Adjusted EBITDA are useful, see “Non-U.S. GAAP Financial Measures.”.

North American Realty revenues increased in the third quarter and first nine months of 2025 compared to the same periods in 2024 primarily due to increased home sale prices and increased sales volume in the US and Canada. Adjusted North American Realty EBITDA decreased in the third quarter and first nine months of 2025 compared to the same periods in 2024, due to increased commissions and other agent-related costs and increased operating costs.

International Realty revenues increased in the third quarter and first nine months of 2025 compared to the same periods in 2024 primarily due to increased real estate transactions driven by improved agent production and opening new markets. Adjusted International EBITDA loss improved in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The decreased loss in 2025 is due to increased revenues and improved business efficiencies in markets already entered.

Other Affiliated Services revenues decreased in the third quarter and the first nine months of 2025, compared to the same periods of 2024, due to lower SUCCESS® Magazine revenues. Other Affiliated Services adjusted EBITDA decreased due to lower revenues and increased costs.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty, LLC, a wholly owned subsidiary of the Company.

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

We define the non-U.S. GAAP financial measure of consolidated Adjusted EBITDA to mean net income (loss) from continuing operations, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency expenses, stock-based compensation expense, stock option expense and other items not core to the operating activities of the Company. Adjusted Segment EBITDA is defined as consolidated income (loss) before income taxes plus depreciation, amortization and stock-based compensation expense, stock option expense, and other (income) expense, net. We believe that consolidated Adjusted EBITDA and Adjusted Segment EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted Segment EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted Segment EBITDA. In particular, we believe the exclusion of stock-based compensation, provides a useful supplemental measure in evaluating the performance of our underlying operations and provides better transparency into our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$ 3,497	($ 6,481)	($ 9,818)	($ 8,545)
Other (income), net	(413)	(520)	(1,989)	(2,934)
Income tax expense (benefit)	932	(1,333)	3,071	3,508
Depreciation and amortization	2,424	2,379	7,257	7,742
Litigation contingency	-	18,000	-	34,000
Stock-based compensation expense (1)	9,694	9,910	27,515	28,067
Stock option expense	1,578	1,987	5,032	5,959
Adjusted EBITDA	$ 17,712	$ 23,942	$ 31,068	$ 67,797
(1)	This includes agent growth incentive stock-based compensation expense.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses and dividend payments. In addition, except for the $34 million antitrust litigation contingency accrual recorded for the year ended December 31, 2024 (of which $17 million was paid during the second quarter of 2025; see Note 11 – Commitments and Contingencies to the unaudited condensed consolidated financial statements for additional information regarding the antitrust litigation), the Company has no known material cash requirements as of September 30, 2025 relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions). The Company intends to use available cash to pay the remaining $17 million antitrust litigation settlement amount.

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Current assets	$ 323,148	$ 267,972
Current liabilities	(223,478)	(185,853)
Net working capital	$ 99,670	$ 82,119

For the nine months ended September 30, 2025, net working capital increased by $17.6 million, compared to December 31, 2024 due to an increase in net accounts receivable and accrued expenses, due to increased revenue and related activity in the third quarter compared to 2024.

Cash Flows

The following table presents our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$ 104,817	$ 177,800
Net cash used in investment activities	(20,492)	(12,959)
Net cash used in financing activities	(68,773)	(138,370)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	2,241	(624)
Net change in cash, cash equivalents and restricted cash	$ 17,793	$ 25,847

For the nine months ended September 30, 2025, net cash provided by operating activities decreased ($73.0) million compared to the same period in 2024. The decrease in cash provided by operating activities was primarily driven by the payment of the previously accrued litigation contingency of $17 million, lower agent equity compensation and changes in working capital.

For the nine months ended September 30, 2025, net cash used in investing activities increased due to cash used for investments in affiliates and other assets and purchases of property and equipment compared to the same period of 2024.

For the nine months ended September 30, 2025 and 2024 net cash flows used in financing activities decreased $69.6 million compared to the same period in 2024, due to lower stock repurchases.

Acquisitions

Acquisitions have not been a material element of our ongoing business, but we continue to seek opportunities to expand and enhance our portfolio of solutions, access new revenue streams, or otherwise complement or accelerate the growth of our existing operations. We may fund acquisitions or investments in complementary businesses with various sources of capital including existing cash balances and cash flow from operations. Acquisitions during the first nine months of 2025 have not had a material impact on cash flow.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (as the principal executive officer) and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of September 30, 2025, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer (as our principal financial officer), of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation and other legal matters are inherently unpredictable and subject to substantial uncertainties and adverse resolutions could occur. In addition, litigation and other legal matters, including class action lawsuits, government investigations and regulatory proceedings, can be costly to defend and, depending on the class size and claims, could be costly to settle. As such, the Company could incur judgments, penalties, sanctions, fines or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/2025-7/31/2025	1,443,487	$ 10.36	1,443,487	$ 244,525,088
8/1/2025-8/31/2025	146,198	9.69	146,198	243,105,741
9/1/2025-9/30/2025	-	-	-	243,105,741
Total	1,589,685	$ 10.03	1,589,685
(1)	In December 2018, the Company announced the adoption by the Board of a stock repurchase program authorizing the Company to purchase its common stock, which has been amended from time to time. Most recently, in June 2023, the Board approved an increase to the total amount of its buyback program from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 6 – Stockholders’ Equity to the condensed consolidated financial statements.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended September 30, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit		Exhibit			Incorporated by Reference
Number		Description	Form	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation	10-K	3.1	2/28/2023

3.2		Restated Bylaws	10-K	3.2	2/28/2023

10.1		Eleventh Amendment to Issuer Repurchase Plan, dated August 6, 2025, by and between eXp World Holdings, Inc. and Stephens Inc.	8-K	10.1	8/6/2025

10.2		U.S. Form of eXp Realty, LLC Independent Contractor Agreement

10.3		U.S. Form of eXp Realty, LLC Policies & Procedures

31.1*		Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

31.2*		Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

32.1**		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**		Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2025	eXp World Holdings, Inc.
(Registrant)

/s/ Jesse Hill
Jesse Hill
Chief Financial Officer