Form 10-K
period 2025-12-31
eXp World Holdings, Inc.
filed 2026-02-24
CIK 1495932

In

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☒    No ☐

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

Yes ☐    No ☒

Based on the registrant’s closing price of $9.10 as quoted on the Nasdaq Stock Market on June 30, 2025 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of eXp World Holdings, Inc. was approximately $795.7 million. The number of shares of the registrant’s common stock outstanding as of December 31, 2025 was 161,049,979.

DOCUMENTS INCORPORATED BY REFERENCE The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

Each of the terms the “Company”, “eXp”, “we”, “us”, and “our” as used herein refers collectively to eXp World Holdings, Inc. and its wholly owned subsidiaries, unless otherwise stated.

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 1 of this Annual Report under the heading “Business” and Part II, Item 7 of this Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Annual Report regarding the potential future impact of macroeconomic conditions on the Company’s business and results of operations and expectations of growth, including as a result of investment in technology and entering into new markets, are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	the impact of macroeconomic conditions on the strength of the residential real estate market;
●	the impact of monetary policies of the U.S. federal government and its agencies on the Company’s operations;
●	the impact of changes in consumer attitudes on home sale transaction volume;
●	the impact of excessive or insufficient home inventory supply on home sale transaction value;
●	the Company’s ability to attract and retain additional qualified personnel;
●	changes in tax laws and regulations that may have a material adverse effect on the Company’s business;
●	the Company’s ability to protect its intellectual property rights;
●	the impact of security breaches, interruptions, delays and failures in the Company’s systems and operations on the Company’s business;
●	the Company’s financial condition and reputation;
●	the Company’s ability to predict the demand or growth of its new products and services;
●	the Company’s ability to maintain its agent growth rate;
●	the impact of adverse outcomes in litigation and regulatory actions against the Company and other companies and agents in its industry on the Company’s business, including the outcome of any settlements related to those actions; and
●	the effects of inflation and continuing high interest rates on real estate transaction values and the Company’s operating results, profits and cash flows;

as well as those risks discussed in Part I, Item 1A, “Risk Factors”, Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

NOTE REGARDING INDUSTRY AND MARKET DATA

This Annual Report contains information based on industry publications or reports generated by third-party providers, or other publicly available information, as well as other information based on the Company’s internal sources. As noted in this Annual Report, the National Association of Realtors (“NAR”), and various Multiple Listing Service (“MLS”) systems are the primary source for third-party industry data and those systems generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we validated the underlying economic assumptions relied on therein.

PART I

Item 1.	BUSINESS

General

The Company owns and oversees a diversified portfolio of service-oriented businesses. These businesses are integrated through the Company’s advanced enabling technology platform which enables collaboration and operational leverage across its ecosystem.

The Company’s strategic focus is the continued expansion of its real estate brokerage operations by delivering a differentiated value proposition to agents—centered on industry-leading economics, ownership opportunities, and access to tools and services that support long-term professional growth. Through disciplined investment in technology, education, and affiliated services, the Company seeks to provide a scalable platform where real estate professionals can grow their businesses and adapt to an evolving real estate marketplace. A core element of the Company’s value proposition is its commitment to cooperation, transparency, and consumer-centric practices, which the Company views as essential to a healthy, open real estate marketplace and a key differentiator in attracting and retaining professional agents.

Throughout 2025, the Company also introduced new programs and specialized divisions designed to support agents in growing and expanding their businesses across a range of property types. In the second quarter of 2025, the Company launched its Land and Ranch Division, to support agents specializing in rural, recreational, and agricultural properties. During the fourth quarter of 2025, the Company launched its Sports and Entertainment Division, aimed at supporting agents serving clients in the sports and entertainment sectors. In addition, during the second quarter of 2025, the Company introduced its Co-Sponsor Program, allowing agents to designate both a primary sponsor and a co-sponsor, as well as a U.S. open-sourced Seller Advisory: Risks of Limited Market Exposure form, in line with the Company’s commitment to transparency and education.

The Company also continued to invest in its technology platform and agent-facing tools. In the third quarter of 2025, the Company launched its CRM of Choice initiative, which allows agents to select from three leading customer relationship management platforms based on their individual business needs, and released LYVVETM, its global property search platform designed to consolidate listings and related data from multiple countries into a single, border-agnostic search interface for agents and consumers.

During 2025, the Company made several key leadership appointments to support its continued growth and operational focus. In the third quarter of 2025, Jesse Hill was appointed Chief Financial Officer of eXp World Holdings, Inc. In the fourth quarter of 2025, Carrie Lysenko was appointed Chief Technology Officer of eXp Realty ®, and Holly Mabery was appointed Chief Brokerage Officer of eXp Realty.

Business Segments

The Company operates its business through three reportable segments: North American Realty, International Realty, and Other Affiliated Services. North American Realty includes residential and commercial brokerage, lead generation, and related support services in the United States and Canada and, beginning with the first quarter of 2025, FrameVR.io, the Company’s proprietary, web-accessible 3D immersive technology platform that provides a virtual environment for agent collaboration, training, and community engagement. International Realty includes brokerage operations and support services across 27 countries throughout the Americas, Europe, the Middle East, Asia-Pacific, and South Africa. Both segments generate revenue primarily from commissions on residential real estate transactions, supported by the Company’s cloud-based brokerage model.

Other Affiliated Services includes SUCCESS® magazine and related media properties. Prior to the first quarter of 2025, Other Affiliated Services also included FrameVR.io. In 2024, the Company wound down the Virbela business, and its remaining operations no longer met the criteria for a reportable segment; therefore, any operating results related to Virbela, prior to the completion of its disposition in the fourth quarter of 2024, are included in discontinued operations. As a result, all prior period segment disclosures have been reclassified to conform to the current reporting structure.

North American Realty and International Realty

Both the North American Realty segment and the International Realty segment generate revenue primarily by serving as a licensed broker for the purpose of processing residential and commercial real estate transactions, from which the Company earns commissions. The Company in turn pays a portion of the commissions earned to its real estate agents and brokers. eXp offers an innovative cloud-based brokerage model, which reduces costs to the Company’s agents and brokers. The model features low entry fees, stock ownership opportunities for agents and brokers and a revenue-sharing plan through which agents and brokers can earn commission from transactions conducted by agents and brokers they have attracted to eXp.

Other Affiliated Services

The Company’s Other Affiliated Services segment includes SUCCESS® magazine and its related media properties, which provide training, classes, resources, and tools to empower our agents, brokers, staff, and general customers to excel and empower their professional development.

Markets and Customers

The Company’s clients are primarily residential homeowners and homebuyers served through its network of independent agents and brokers. The North American Realty segment includes operations across all 50 U.S. states and all Canadian provinces and represented 96.9% of total consolidated revenues in 2025. The International Realty segment includes operations in 27 countries throughout the Americas, Europe, the Middle East, Asia-Pacific, and South Africa and represented 3.1% of total consolidated revenues in 2025. Other Affiliated Services includes SUCCESS® media properties, which provide affiliated services and professional development tools that support its agents, brokers, and customers.

Competition

The Company’s real estate brokerage business competes with local, regional, national and international residential real estate brokerages with respect to the sale of homes and to attract and retain agents, teams of agents, brokers and consumers — both home sellers and buyers. The Company competes primarily on the basis of its service, culture, collaboration, and utilization of cloud-based systems and technologies that reduce costs, while providing relevant and substantial professional development and opportunities for its agents and brokers to generate more business and participate in the growth of the Company.

Residential real estate brokerage companies typically realize revenues in the form of a commission based on a percentage of the price of each home purchased or sold, which varies based on geographical location and specific customer-agent negotiations, among other factors. Therefore, variability in the commissions earned in the real estate industry exists based on general economic and market factors, as well as the price and volume of homes sold. The Company is positioned to earn commissions on either — or both — of the buy side or sell side of residential real estate transactions, as well as the ability to receive other fees for complementary services provided during the closing process.

The Company believes that it is the only global cloud-based real estate brokerage with massive scale. This innovative operational structure coupled with the Company’s distribution model allows the Company to effectively enter new markets with speed and flexibility and without much of the investment and cost associated with establishing a traditional brokerage. The Company also believes its compensation and incentive programs to attract and retain highly productive agents are some of the most compelling in the industry. As such, the Company believes that it is well positioned in the competitive landscape.

Software Development

The Company continues to increase its investment in the development of its own cloud-based technology and transaction processing platforms and further expand its technological products and service offerings. The Company continues to create process efficiencies and provide its agents and brokers with technologies designed to facilitate transactions in an efficient and consumer-friendly way. The Company’s operational model and growth strategies necessitate the proprietary technologies used to support its operations now and in the future, as well as requiring the Company to, at times, consider existing and emerging technology companies for acquisition, partnerships and other collaborative relationships.

Intellectual Property

The Company’s cloud-based real estate brokerage is highly dependent on the proprietary technology that the Company employs and the intellectual property that the Company creates. “eXp Realty” is one of the Company’s registered trademarks in the United States, among other registered and nonregistered trademarks. The Company also owns the rights to key domain names used by its domestic and international brokerages: including, for example, https://exprealty.com and https://exprealty.ca. Additionally, the Company owns registered trademarks and the rights to domain names which are leveraged in its other business segments and in connection with services that complement its real estate brokerage, such as the “SUCCESS®” registered trademark and https://success.com. The Company has also engaged various third parties to extend enterprise licenses for critical transaction management, client relationship management and other proprietary software. Information contained on the websites associated with such domain names is not incorporated by reference into this Annual Report.

While there can be no assurance that registered trademarks and other intellectual property rights will protect the Company’s proprietary information, it intends to assert its intellectual property rights against any infringement. Although any assertion of the Company’s rights could result in a substantial cost and diversion of management effort, the Company believes the protection and defense against infringement of its intellectual property rights are essential to its business.

Seasonality of Business

Seasons and weather traditionally impact the real estate industry in the markets in which the Company operates. Spring and summer seasons historically reflect greater sales periods and, in turn, higher revenues and operating results in comparison to fall and winter seasons. The Company has historically experienced higher revenue during the second and third quarters of its fiscal year due in part to seasonal industry patterns. By contrast, the Company’s Other Affiliated Services segment experiences generally consistent revenue during the year, with some increased adoption around the Company’s eXpcon events held throughout the year.

Government Regulation

Legal and Regulatory Environment

The Company operates in highly regulated industries and is subject to changes in laws, regulations, and government policies, as well as their interpretation and enforcement by regulatory bodies and other authorities.

Residential Real Estate

The Company operates in the residential real estate industry, which is subject to extensive federal, state, local, and international regulation, as well as oversight by industry associations. Our participation in multiple listing services and industry organizations also exposes us to evolving rules and policies that may be influenced by regulatory developments, litigation, or government action. The industry is also subject to scrutiny in areas such as antitrust, competition, settlement procedures, consumer protection, and worker classification.

RESPA

The Real Estate Settlement Procedures Act (“RESPA”) and similar laws govern payments and referrals in connection with residential real estate transactions, including mortgages, title, and insurance. Compliance can be complex due to differing interpretations by courts and regulators, and violations may result in loss of brokerage licensure, significant fines, legal costs, and private litigation. State laws restricting inducements and gifts to consumers also affect our lead-generation efforts.

Antitrust

The Company is subject to U.S. and international antitrust and competition laws, including the Sherman Act, the Federal Trade Commission Act, the Clayton Act, and comparable statutes in other jurisdictions. These laws prohibit anti-competitive conduct such as price-fixing and apply broadly to our industry.

Regulatory scrutiny of broker compensation and MLS practices has intensified in recent years. In March 2024, the NAR reached a settlement requiring significant changes to its policies, including increased transparency in agent compensation and MLS rules, which have impacted industry practices. The long-term effects of these changes remain uncertain but could increase costs or alter competitive dynamics.

As disclosed in Note 13 – Commitments and Contingencies to the consolidated financial statements, the Company is a defendant in certain antitrust class actions in the U.S. and Canada. In December 2024, the Company agreed to a settlement requiring changes to business practices and a payment of $34.0 million, subject to final court approval. These proceedings, and related settlements across the industry, may continue to require changes to our or our brokers’ business models, including compensation practices.

Worker Classification

Most of the Company’s real estate professionals are retained as independent contractors, except where local laws require otherwise. Their classification is subject to rules of the Internal Revenue Service (“IRS”), foreign regulations, and applicable state and provincial laws, all of which are subject to interpretation and change. The Company monitors ongoing federal, state, and international developments in this area.

Cybersecurity and Data Privacy Regulations

The Company is subject to domestic and international laws governing data privacy and cybersecurity, including U.S. statutes such as the Gramm-Leach-Bliley Act and the California Consumer Privacy Act, and international frameworks such as the European Union’s General Data Protection Regulation. These laws impose obligations related to safeguarding personal data and carry significant penalties for non-compliance. Global data privacy requirements continue to evolve, and we monitor developments across jurisdictions. For additional discussion of related risks, see Item “1A - Risk Factors” in this Annual Report.

TCPA

The Telephone Consumer Protection Act (“TCPA”) regulates telemarketing practices, including restrictions on autodialing, prerecorded messages, and communications to numbers on national or state Do-Not-Call registries. The TCPA requires written consent for certain mobile communications, and some states have adopted or may adopt their own versions of these rules. The Company may be subject to class action claims alleging responsibility for contacts made by its real estate professionals.

Environmental Regulation

Although the Company operates with a limited physical footprint, we are subject to environmental regulations, particularly those addressing emissions from data centers and cloud operations. In the U.S., states such as California have expanded climate reporting and accountability laws. Internationally, the European Union’s Corporate Sustainability Due Diligence Directive and the International Sustainability Standards Board’s sustainability disclosure standards may increase expectations for emissions reporting and transparency. While the direct impact on our business is limited by our cloud-based model, evolving global requirements and stakeholder demands could increase compliance obligations.

Human Capital

The Company’s employees, brokers, and independent contractor real estate agents represent the human capital investments imperative to its operations. As of December 31, 2025, the Company had approximately 1,834 full-time equivalent employees and over 83,000 real estate agents. The Company also utilizes part-time and temporary employees and consultants when necessary; in a limited number of the Company’s foreign markets, the Company relies on the use of indirect employment structures where personnel providing certain services to the foreign entities are employed by a contractor of the Company and are not employed by the Company. The Company’s employees are not members of any labor union.

The Company’s operations are overseen directly by management. Management oversees all responsibilities in the areas of corporate administration, business development and technological research and development. The Company continues to enhance its current management to retain skilled employees with experience relevant to the Company’s business.

The Company’s human capital objectives focus on attracting, developing, and retaining employees and agents. The Company also offers competitive compensation programs, including equity award opportunities for its agents and employees.

Most of the Company’s real estate professionals are retained as independent contractors, except where local laws require otherwise. Their classification is subject to IRS rules, foreign regulations, and applicable state and provincial laws, all of which are subject to interpretation and change. The Company monitors ongoing federal, state, and international developments in this area.

Available Information

Our website is https://expworldholdings.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). Such reports and information are made available free of charge through our Investor Relations website, www.expworldholdings.com/investors/sec-filings/, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially affect the Company’s business, financial condition or results of operations in future periods. The risks described below are not the only risks facing the Company. Additional risks not currently known to the Company or that it currently deems to be immaterial may materially adversely affect its business, financial condition or results of operations in future periods. You should carefully consider the risk factors described below, together with all of the other information in this Annual Report, including the Company’s consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. Certain statements in this Annual Report are forward-looking statements. See the section of this Annual Report titled “Forward-Looking Statements.”

Risks Related to the Company’s Business and Industries

The Company’s business results are materially influenced by the strength of the U.S. residential real estate sector and overall economic conditions.

The Company’s business results are closely related to the strength of the U.S. residential real estate market, which is cyclical in nature, and general economic conditions, which are beyond its control. Any of the risks identified below could reduce residential real estate transaction volumes, depress home prices, or otherwise negatively influence the industry and the Company’s results of operations:

●	economic slowdown or recession in the U.S., Canada, or other markets within which the Company operates;
●	increased unemployment or declines in wage and salary levels;
●	increased energy costs;
●	higher interest rates, such as the high interest rates during 2024 and 2025, and continuing inflationary pressures;

●	increased costs of obtaining mortgages, reduced availability of mortgage financing, or increased down payment requirements;
●	an increase in foreclosure activity;
●	general changes in consumer attitudes and behaviors, such as declining marriage and birth rates;
●	disruptions in capital markets, significant volatility in U.S. and international equity markets, deterioration in global financial conditions, or declines in the stock market;
●	changes to tax laws that eliminate, reduce, or limit deductions for mortgage interest or property taxes;
●	changes in laws or regulations or actions taken by international, federal, and state governments, agencies and government-sponsored entities;
●	lower consumer confidence in the national and global economy and/or real estate market;
●	declining affordability of homes;
●	slowdown in buyer demand for real estate and changing social attitudes toward home ownership;
●	excessive or insufficient housing inventory;
●	evolving federal policy under the current administration, including “Buy American” and protectionist trade or immigration measures, which could affect global supply chains, the cost of goods and labor, or foreign investment in real estate, each of which may influence housing demand or affordability;
●	war, terrorist attacks or other geopolitical and security issues, including the ongoing conflict in Eastern Europe, rising tensions in the Middle East (including with Iran), and heightened strategic competition in the Asia-Pacific region (including between China and Taiwan), any of which could disrupt global economic conditions, supply chains, or the Company’s international operations;
●	changes in trade policy including the imposition of new tariffs, and responses to such tariffs, that may indirectly affect the cost of homebuilding materials, consumer goods, or broader economic sentiment; and
●	natural disasters or adverse weather events, or the public perception that any of these events may occur.

Monetary policies of the U.S. federal government and its agencies, particularly those impacting mortgage interest rates and buyer affordability, may have a material adverse impact on the Company’s operations.

The Company generates a significant portion of its revenue from the U.S. real estate market, which is heavily influenced by the Federal Reserve Board. By regulating the supply of money and credit  these policies directly impact mortgage interest rates – a primary driver of the U.S. real estate market The Company’s business and profitability are negatively impacted by any rising interest rate environment,  as higher mortgage rates typically lead to a decrease in the number of home sale transactions.

Elevated mortgage rates, combined with an increased overall cost of living and broader economic pressures, create significant affordability challenges that reduce the ability and willingness of prospective buyers to purchase a home. Specifically:

Higher interest rates reduce purchasing power.  In addition, rising costs associated with student loan obligations, healthcare, insurance, and other essential living expenses have further constrained affordability for households considering homeownership.

These affordability pressures have contributed to longer decision timelines and, in some cases, delayed or deferred home purchases, particularly among first-time buyers. As a result, the average age of first-time homebuyers has increased, which may reduce transaction activity earlier in the buyer lifecycle and negatively impact overall housing demand.

The mortgage market continues to rely heavily on government-sponsored enterprises such as Fannie Mae, Freddie Mac, and Ginnie Mae to provide liquidity. While these programs remain in place, changes to their underwriting standards, loan programs, or pricing, as well as sustained higher interest rates, could further affect affordability and buyer demand.

In addition, the availability and cost of homeowners’ insurance particularly in regions subject to increased climate-related risks - can materially affect the cost of homeownership and a buyer’s ability to obtain financing. If insurance coverage becomes more limited or more expensive, housing demand and transaction activity may decline.

If elevated interest rates, affordability challenges, or other economic pressures persist or worsen, the number of real estate transactions facilitated through the Company’s platform could continue to decline, which would adversely affect the Company’s revenues, operating results, and financial condition.

Fluctuations in housing inventory levels can negatively impact the Company’s business, which depends on the ability of its brokers and agents to facilitate home sales. In certain markets, limited supply in recent years has reduced transaction activity.

Factors outside the Company’s control such as the pace of new housing construction, macroeconomic conditions, rising mortgage costs that discourage potential sellers from moving, and increased purchases of residential properties by institutional investors for long-term rental or corporate use have contributed to lower inventory and fewer completed transactions in recent years. Conversely, periods of elevated inventory can also dampen demand and slow sales activity. Sustained imbalances in housing supply, whether too low or too high, could materially and adversely affect the Company’s business, financial condition, and results of operations.

Material decreases in the average brokerage commission rate, due to conditions beyond the Company’s control, could materially adversely affect its financial results.

There are many factors that contribute to average broker commission rates that are beyond the Company’s control. Factors that can contribute to a material decrease in brokerage commissions include changes in regulation, litigation (including pending litigation and industry practice changes described elsewhere in this Annual Report), the rise of certain competitive brokerage or non-traditional competitor models, an increase in the popularity of discount brokers and agents, increased adoption of flat fees, commission models with more competitive rates, rebates or lower commission rates on transactions, as well as other competitive factors. For example, the Company competes with other brokerages that may have reduced operating margins and access to capital resources permitting them to prioritize market share over profits, as well as the growing popularity of non-traditional platforms such as listing aggregators, which may put additional pressure on the Company’s commissions and related costs. The average broker commission rate for a real estate transaction is a key determinant of the Company’s profitability, and a material decrease in brokerage commission rates could have a material adverse effect on the Company’s business and profitability.

The introduction and integration of emerging technologies, including artificial intelligence, presents various operational, compliance, and reputational risks and could impact the Company’s competitive position and financial performance.

Emerging technologies, including artificial intelligence (“AI”) and machine learning, are reshaping the real estate brokerage industry and offer opportunities to enhance efficiency, productivity, and client experience; however, the Company’s adoption of these tools—including agent support chatbots, document processing systems, employee digital twins, and agent-facing custom Generative Pre-trained Transfer, or GPTs—also creates risks related to reliability, accuracy, data privacy, bias, and regulatory compliance. Failures or limitations in these technologies could disrupt operations, expose the Company to legal or reputational harm, and negatively affect agent productivity and its competitive position.

Additionally, AI algorithms and other emerging technologies may be flawed and datasets underlying such technologies may be insufficient or contain biased information. If the new technologies integrated into the Company’s operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, the Company’s reputation, business, financial condition, and results of operations may be adversely affected.

The Company expects that there will continue to be new laws or regulations governing the use of AI technology, which might be burdensome for the Company to comply with and may limit the Company’s ability to offer or enhance its existing tools and features or new offerings using, incorporating, or relying on AI technology. Further, the use of AI technology requires specialized expertise. The Company may not be able to attract and retain top talent to support the Company’s AI technology initiatives. If any of the operational, compliance or reputational risks were to materialize, the Company’s business and results of operations may be adversely affected.

The Company’s operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.

Home sales in successive quarters can fluctuate significantly due to a wide variety of factors, including, but not limited to, holidays, national or international emergencies, the school year calendar’s impact on timing of family relocations, interest rate changes or speculation of pending interest rate changes, natural disasters, including hurricanes, flooding and wildfires, and the overall macroeconomic market.

Additionally, seasons and weather traditionally impact the real estate industry. The Company has historically experienced lower revenues during the fall and winter seasons in comparison to spring and summer seasons, as well as during periods of unseasonable weather, which reduces the Company’s operating income, net income, operating margins and cash flow. Past performance in similar seasons or during similar weather events can provide no assurance of future or current performance and macroeconomic shifts in the markets the Company serves can conceal the impact of poor weather or seasonality.

The Company’s revenue and operating margins each quarter will remain subject to seasonal fluctuations, poor weather and natural disasters and macroeconomic market changes that may make it difficult to compare or analyze the Company’s financial performance effectively across successive quarters.

Climate-related physical impacts, regulatory changes, and disclosure obligations could increase costs, reduce transaction activity, and expose the Company to liability or reputational harm.

Chronic and acute physical impacts of climate change, such as rising home insurance costs, home insurance unavailability, flooding, wildfires, hurricanes, and other severe weather events, may reduce property values, disrupt housing supply, and limit affordability for buyers. These events can slow transaction volumes, shift population growth away from high-risk regions, negatively affect the geographic mix of the Company’s revenues, and pose direct risks to the safety of the Company’s agents, brokers, clients, and employees in affected markets. Transition risks, including new building codes, retrofitting mandates, energy-efficiency standards, and climate-related taxes or insurance market interventions, may increase the cost of property ownership, alter buyer demand, and extend transaction timelines. Liability risks may arise if the Company’s brokers or agents fail to comply with new climate-related disclosure requirements or misstate property-related risks, and the Company could also face regulatory penalties, litigation, or reputational harm if the Company fails to comply with evolving climate-related laws and regulations applicable to the Company’s operations. Any or all of these risks could materially and adversely impact the Company’s business, revenue, results of operations, and financial condition.

The Company may be unable to attract, retain, and incentivize qualified real estate professionals.

The Company’s success depends significantly on its ability to attract, retain, and engage qualified real estate agents and brokers, who are the foundation of the Company’s revenue-generating activities. Competition for skilled agents and brokers is intense, as the Company faces pressure from other brokerages offering alternative compensation models, technology tools, or support services, as well as from technology companies seeking experienced professionals in software development and cloud-based solutions. If the Company fails to recruit and retain a strong network of agents and brokers, the Company’s competitive position, market share, and overall business performance could be adversely affected.

Industry and regulatory changes, including recent revisions to National Association of Realtors (“NAR”) policies and standards, buyer-broker compensation practices, and the recent settlement resolving nationwide antitrust litigation against NAR and major brokerages, may increase compliance burdens for agents, raise operating costs, and impact the perceived value of the profession. These developments could lead to higher attrition rates across the industry and at the Company, particularly among part-time agents or those with lower transaction volumes. Broader shifts in compensation structures, licensing requirements, or competitive dynamics could further complicate the Company’s ability to recruit and retain agents, and if a significant number of agents leave the profession or fail to maintain active licenses, the Company’s agent base and market presence could be materially diminished.

Further, the Company’s value proposition for agents and brokers, which includes allowing them to participate in the revenue of the Company, is not typical in the real estate industry. If agents and brokers do not understand or appreciate this unique model, including the Company’s revenue share program, equity incentives, and cloud-based platform, the Company may not be able to attract, retain, and incentivize agents effectively. In addition, volatility in the value of the Company’s stock or changes to the perceived value of its programs could negatively impact recruitment and retention.

If the Company is unable to attract, retain qualified agents and brokers, or to maintain their engagement with its model and programs, the Company’s business, financial condition, results of operations, and growth prospects could be materially and adversely affected.

Loss of the Company’s current executive officers or other key management could significantly harm its business.

The Company depends on the industry experience and talent of its current executives. The Company believes that its future results will depend in part upon its ability to retain and attract highly skilled and qualified management. The loss of the Company’s executive officers could have a material adverse effect on its operations because other officers may not have the experience and expertise to readily replace these individuals. To the extent that one or more of the Company’s top executives or other key management personnel depart from the Company, its operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to the Company’s business.

The Company’s business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in its systems and operations.

The performance and reliability of the Company’s systems and operations are critical to its reputation and ability to attract agents, teams of agents and brokers into the Company as well as its ability to service homebuyers and sellers. The Company’s systems and operations are vulnerable to security breaches, interruption or malfunction due to events beyond its control, including natural disasters, such as earthquakes, fires and floods, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, the Company relies on third-party vendors to provide key components of the Company’s cloud office platform and to provide additional systems and related support. If the Company cannot continue to retain these services on acceptable terms, its access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in the Company’s systems and operations could substantially reduce the transaction volume that can be processed with its systems, impair quality of service, increase costs, prompt litigation and other consumer claims and damage the Company’s reputation, any of which could substantially harm the Company’s results of operations and financial condition.

Cybersecurity incidents could disrupt the Company’s business operations, result in the loss of critical and confidential information, adversely impact the Company’s reputation and harm its business.

Cybersecurity threats and incidents directed at the Company could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of clients, agents, or customers. Additionally, bad actors are increasingly using AI technology to launch more automated, targeted, and coordinated attacks, including deep-fake impersonations and other techniques that could facilitate wire fraud or other fraudulent activities. In the ordinary course of the Company’s business, the Company and its agents and brokers collect and store sensitive data, including proprietary business information and personal information about its clients.

The Company’s business, and particularly its cloud-based platform, is reliant on the uninterrupted functioning of its information technology systems. The secure processing, maintenance and transmission of information are critical to the Company’s operations, especially the processing and closing of real estate transactions, which are increasingly targeted by wire fraud schemes. Although the Company employs measures designed to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (the Company’s own or that of third parties, including potentially sensitive personal information of the Company’s clients, agents, and customers) and the disruption of business operations.

Any such compromises to the Company’s security could cause harm to its reputation, which could cause clients, agents and customers to lose trust and confidence in the Company or could cause agents and brokers to unaffiliate with us. In addition, the Company may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage and compensation to clients, agents, customers and business partners. The Company may also be subject to legal claims, government investigations and additional state and federal statutory requirements.

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and foreign privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in the Company’s exposure to material civil or criminal liability), diminution in the value of the services the Company provides to its customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on the Company’s competitiveness and results of operations.

The Company may not be able to utilize a portion of its net operating loss or research tax credit carryforwards, which may adversely affect the Company’s profitability.

As of December 31, 2025, the Company had federal, state and foreign net operating losses carryforwards due to prior years’ losses. Certain pre-fiscal 2018 state net operating losses will carry forward for a limited number of years. Federal, as well as some state and foreign net operating losses generated in and after fiscal 2018 do not expire and can be carried forward indefinitely. The Company also has recorded federal research tax credits for the years 2019 to 2025 which will carry forward for 20 years and are expected to be fully utilized before expiration. A nominal portion of the Company’s net operating loss may expire, increasing future income tax liabilities which may adversely affect its profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize net operating loss carryforwards or other tax attributes, in any taxable year, may be limited if the Company experiences an "ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of the Company’s net operating loss carryforwards or other tax attributes, which could adversely affect its profitability.

The Company could be subject to changes in tax laws and regulations that may have a material adverse effect in its business.

The Company operates and is subject to taxes in the United States and numerous other jurisdictions throughout the world. Changes to federal, state, local, or international tax laws on income, sales, use, indirect, or other tax laws, statutes, rules or regulations may adversely affect the Company’s effective tax rate, operating results or cash flows.

The Company’s effective tax rate could increase due to several factors, including: changes in the relative amounts of income before taxes in the various jurisdictions in which the Company operates that have differing statutory tax rates; changes to the Company’s assessment about its ability to realize the Company’s deferred tax assets that are based on estimates of its future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which the Company does business; the outcome of current and future tax audits, examinations or administrative appeals; and limitations or adverse findings regarding the Company’s ability to do business in some jurisdictions.

In particular, new income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect the Company’s business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. For example, the One Big Beautiful Bill Act (“OBBBA”) enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the OBBBA may affect us, and certain aspects of the OBBBA could be repealed or modified in future legislation. In addition, it is uncertain if, and to what extent, various states will conform to the OBBBA or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to the Company’s operations, the taxation of foreign earnings, and the deductibility of expenses under the OBBBA or future reform legislation could have a material impact on the value of the Company’s deferred tax assets and could increase its future U.S. tax expense.

Tax incentives tied to homeownership, such as the deductibility of mortgage interest and property taxes, influence the affordability and attractiveness of buying a home. These benefits are subject to provincial, federal, and state limitations and could be eliminated, restricted, or otherwise reduced through changes in tax law. Any reduction in these incentives would increase the after-tax cost of homeownership, which could decrease buyer demand, slow residential real estate activity, and, in turn, adversely affect the Company’s business, financial condition, and results of operations.

The Company may be unable to effectively and efficiently manage growth in its business.

The Company may struggle to manage growth in its business efficiently. Failing to scale the Company’s operations to meet the increasing demands of its real estate professionals could negatively impact the Company’s performance. As the Company onboards more real estate professionals, the need to enhance the Company’s systems, integrate third-party systems, and maintain infrastructure becomes vital. Any delay in these upgrades can lead to system issues and reduced satisfaction among the Company’s real estate professionals. This could deter existing and potential professionals from associating with the Company. Expanding the Company’s systems efficiently may be challenging and also poses inherent risks, and the Company cannot guarantee timely and effective implementation. Such efforts might lead to decreased revenues and margins, impacting the Company’s financial results.

The Company may not successfully complete or integrate acquisitions or joint ventures.

The Company regularly evaluates potential acquisitions, joint ventures, and other strategic opportunities as part of its growth strategy. These activities involve risks, including the Company’s ability to identify and complete transactions on favorable terms, successfully integrate acquired businesses or joint ventures into its operations, and realize anticipated synergies or efficiencies within expected timeframes. Such transactions may also divert management’s attention, increase costs, cause shareholder dilution, or expose the Company to unforeseen liabilities. If the Company is unable to complete or effectively integrate acquisitions or joint ventures, the Company’s business, financial condition, and results of operations could be materially and adversely affected.

The Company’s international operations are subject to risks not generally experienced by its U.S. operations.

The Company has operations throughout the Americas, Europe, the Middle East, Asia-Pacific, and South Africa. The Company’s international operations are subject to risks not generally experienced by its U.S. operations. The risks involved in the Company’s international operations and relationships that could result in losses against which it is not insured and, therefore, affect the Company’s profitability include:

●	fluctuations in foreign currency exchange rates, foreign exchange controls, and limitations on the repatriation of funds;
●	exposure to local economic conditions and local laws and regulations;
●	exposure to political, economic, legal, regulatory and social conditions, or instability, and economic and political tensions between governments;
●	employment laws that are significantly different than U.S. employment laws;
●	diminished ability to legally enforce the Company’s contractual rights and use of the Company’s trademarks in foreign countries;
●	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;
●	restrictions on the ability to obtain or retain licenses required for operations;
●	withholding and other taxes on third-party cross-border transactions as well as remittances and other payments by subsidiaries;
●	onerous requirements, subject to broad interpretation, for indirect taxes and income taxes that can result in audits with potentially significant financial outcomes;
●	changes in foreign taxation structures;

●	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, or similar laws of other countries; and
●	regional and country specific data protection and privacy laws including the European Union’s General Data Protection Regulation (“GDPR”).

In addition, activities of agents and brokers outside of the U.S. are more difficult and more expensive to monitor and improper activities or mismanagement may be more difficult to detect. Negligent or improper activities involving the Company’s agents and brokers may result in reputational damage to the Company and may lead to direct claims against the Company based on theories of vicarious liability, negligence, joint operations and joint employer liability which, if determined adversely, could increase costs and subject the Company to incremental liability for their actions.

The Company is actively developing, and intends to continue to develop, new products and services complementary to its brokerage business and the Company’s failure to accurately predict their demand or growth could have an adverse effect on its business.

The Company is actively investing and intends to continue to invest resources in developing new technology, services, products and other offerings complementary to the Company’s brokerage business. New business initiatives are inherently risky and may involve unproven business strategies and markets with which the Company has limited or no prior development or operating experience. Risks from these new initiatives include those associated with potential defects in the design, ongoing development and maintenance of technologies, reliance on data or user inputs that may prove inadequate or unavailable, failure to design products and services in a way that is more effective or affordable than competing third-party products and services and failure to scale businesses as they grow, among others. As a result of these risks, the Company could experience increased legal claims, reputational damage, financial loss or other adverse effects, which could be material. The Company can provide no assurance that it will be able to efficiently or effectively develop, commercialize and achieve market acceptance of new products and services. Additionally, the human and financial capital committed to develop new products and services may either be insufficient or result in expenses that exceed the revenue actually originated from these new products and services. In addition, the Company’s efforts to develop new products and services could distract management from current operations and could divert capital and other resources from the Company’s existing business, including its brokerage business. Failure to achieve the expected benefits of the Company’s investments may occur and could harm its business.

The real estate market may be severely impacted by industry changes as the result of certain class action lawsuits, settlements, or government investigations and the recent industry changes and/or any additional meaningful changes could have a materially adverse effect on the Company’s business, operations, financial condition and results of operations.

The real estate industry faces significant pressure from private lawsuits and investigations by the U.S. Department of Justice (the “DOJ”) into antitrust issues.

In April 2019, the NAR and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc. RE/MAX, and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”). On October 31, 2023, a jury found NAR and various of its co-defendants liable and awarded plaintiffs nearly $1.8 billion in damages (all defendants have since settled, which remain subject to ongoing appeals processes). Class action suits raising similar claims are already pending in this and other jurisdictions and the outcome of the NAR Class Action may result in additional such actions being filed. The Company was named as one of several defendants in similar class action suits. See Note 13 – Commitments and Contingencies to the consolidated financial statements.

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

Defending against class action litigation is costly, may divert time and money away from the Company’s operations, and imposes a significant burden on management and employees. Also, the results of any such litigation or investigation cannot be predicted with certainty, and any negative outcome could result in payments of substantial monetary damages or fines, and/or undesirable changes to the Company’s operations or business practices, and accordingly, its business, financial condition, or results of operations could be materially and adversely affected.

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

These revised NAR rules and practices have caused and may require additional changes to the Company’s business model, including changes to agent and broker compensation and how they meet home buyers. For example, the Company may see the introduction of hourly or a la carte services. Or, if buyers increasingly compensate brokers, they may be more likely to contact listing agents directly, which could reduce overall brokerage participation in buyer representation. If sellers increasingly do not offer compensation to buyer agents, and because existing mortgage lending rules and market practices generally do not permit buyers to finance buyer-agent compensation as part of a home loan, some buyers may have limited ability to pay such fees at the time of purchase. The amended rules and regulations also require the Company and its agents to get a buyer agreement signed before taking a home buyer on a first tour. This requirement may dissuade buyers from hiring the Company, thereby reducing the fees the Company receives from its agents. These and other shifts in the model for agent and broker compensation could significantly change the brokerage landscape overall and may adversely affect the Company’s financial condition and results of operations.

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

More recently, litigation between other real estate industry participants has highlighted the risk of private litigation under the auspices of antitrust laws. For example, in July 2025, Compass, Inc. filed a lawsuit against Zillow Group, Inc. claiming that Zillow had engaged in anti-competitive conduct. The lawsuit included allegations that other industry participants, including the Company, had conspired with such anti-competitive conduct. Although the Company is not named as a defendant in that action, these types of lawsuits reflect the risk of both private litigation and regulatory action to challenge business practices in the residential real estate sector. Even when not directly targeted, the Company may face reputational, operational, or financial consequences as a result of broader industry litigation. The Company may be required to further adjust its business practices, increase legal spend, or defend against claims, any of which could materially and adversely affect the Company’s business, financial condition, or results of operations.

Negligence or willful misconduct of independent real estate professionals affiliated with the Company owned brokerages could materially and adversely affect the Company’s reputation and subject it to liability.

The Company’s operations rely on the performance of real estate brokers and agents. If the Company brokers and agents were to provide lower quality services to its customers or engage in negligent or intentional misconduct, the Company’s image and reputation could be materially adversely affected. In addition, the Company has previously been subject to and could continue to be subject to public scrutiny as well as litigation and regulatory claims arising out of the Company’s brokers’ and agents’ performance of brokerage services or other conduct, which if adversely determined, could result in substantial financial or legal penalties.

If the Company fails to grow in the various local markets that it serves or are unsuccessful in identifying and pursuing new business opportunities, the Company’s long-term prospects and profitability will be harmed.

To capture and retain market share in the various local markets that the Company serves, it must compete successfully against other brokerages for agents and brokers and for the consumer relationships that they bring. The Company’s competitors could lower the fees that they charge to agents and brokers or could raise the compensation structure for those agents. The Company’s competitors may have access to greater financial resources than us, allowing them to undertake expensive local advertising or marketing efforts. In addition, the Company’s competitors may be able to leverage local relationships, referral sources and strong local brand and name recognition that the Company has not established. The Company’s competitors could, as a result, have greater leverage in attracting new and established agents in the market and in generating business among local consumers. The Company’s ability to grow in the local markets that it serves will depend on its ability to compete with these local brokerages.

The Company may implement changes to its business model and operations to improve revenue that cause a disproportionate increase in the Company’s expenses or reduce profit margins. For example, the Company may allocate resources to acquiring lower margin brokerage models and has invested in the development of a mortgage servicing division, a commercial real estate division, title and escrow companies, a mortgage lending company, and a personal and continuing education company. Expanding the Company’s service offerings could involve significant up-front costs that may only be recovered after lengthy periods of time. The barrier to entering in new real estate markets is low given the Company’s cloud-based operating model; however, attempts to pursue new business opportunities could result in a disproportionate increase in the Company’s expenses and in reduced profit margins. In addition, expansion into new markets and business lines, including internationally, could expose the Company to additional compliance obligations and regulatory risks. If the Company fails to continue to grow in the local markets it serves or if it fails to successfully identify and pursue new business opportunities, the Company’s long-term prospects, financial condition and results of operations may be harmed, and its stock price may decline.

The Company’s growth depends in part on the success of its strategic relationships with third parties.

To support and expand the Company’s business, the Company relies on strategic relationships with a variety of third parties, including settlement service providers, mortgage lenders, title companies, referral sources, and other third parties that support the Company’s operations. Building, negotiating, and maintaining these relationships requires significant time and resources, and there is no guarantee they will continue on favorable terms. The Company also depends on access to MLSs in the Company’s markets, which serve as critical sources of property data and listing distribution. Competitors may have similar or superior access to MLS data, and any changes to the Company’s rights of use, disruptions in access, or termination of agreements could impair its ability to provide accurate pricing, market listings efficiently, or support the Company’s agents’ businesses. If the Company is unable to maintain or expand key third-party relationships, its competitive position, growth prospects, and financial performance could be materially and adversely affected.

Risks Related to Legal and Regulatory Matters

The Company is subject to certain risks related to legal proceedings filed by or against it and adverse results may harm its business and financial condition.

The Company is subject to risk of and are from time to time involved in, or may in the future be subject to or involved in, claims, suits, government investigations and proceedings arising from the Company’s business, including, but not limited to, actions with respect to securities, intellectual property, privacy, information security, data protection or law enforcement matters, tax matters, labor and employment, including claims challenging the classification of the Company’s agents and brokers as independent contractors and compliance with wage and hour regulations, and claims alleging violations of Real Estate Settlement Procedures Act (“RESPA”) (and similar state statutes) compliance or state consumer fraud statutes and commercial arrangements. The Company is also subject to risk related to stockholder derivative actions, standard brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of its control, including the Company’s agents, brokers, third-party service or product providers and purported class action lawsuits. Such litigation and other proceedings may include, but are not limited to, the currently pending antitrust and derivative litigation as disclosed in Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this Annual Report. A substantial unsatisfied judgment against the Company or one of its subsidiaries could result in bankruptcy, which would materially and adversely affect its business and operating results.

The Company cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards and/or undesirable changes to the Company’s operations or business practices. Adverse results in such litigation and other proceedings may harm the Company’s business and financial condition. Class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, although the Company has taken measures to protect its intellectual property rights, including existing and future trademarks, trade secrets, patents and copyrights, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in the Company’s business or injunctions prohibiting its use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. In addition, the Company may be required to enter into licensing agreements (if available on acceptable terms) and be required to pay royalties. In the case of securities litigation and proceedings, adverse outcomes could include the cancellation, invalidation, or modification of the Company’s existing equity incentive program.

From time to time, the Company may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. Except as set forth in Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere within this Annual Report, the Company is not involved in any material pending legal proceedings and there are no known proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to its interest.

Adverse outcomes in litigation and regulatory actions against other companies and agents in the Company’s industry could adversely impact its financial results.

Adverse outcomes in legal and regulatory actions against other companies, brokers, and agents in the residential and commercial real estate industry may adversely impact the financial condition of the Company and its real estate brokers and agents when those matters relate to business practices shared by the Company, its real estate brokers and agents, or its industry at large. Such matters may include, without limitation, RESPA, Telephone Consumer Protection Act of 1991 and state consumer protection law, antitrust and anticompetition, and worker classification claims. Additionally, if plaintiffs or regulatory bodies are successful in such actions, this may increase the likelihood that similar claims are made against the Company and/or its real estate brokers and agents which claims could result in significant liability and be adverse to its financial results if the Company or its brokers and agents are unable to distinguish or defend their business practices.

The Company faces significant risk to its brand and revenue if it fails to maintain compliance with the law and regulations of federal, state, county and foreign governmental authorities, or private associations and governing boards.

The Company operates in a heavily regulated industry subject to complex, federal, state, provincial and local laws and regulations within the markets in which the Company operates and third-party organizations’ regulations, policies and bylaws governing the real estate business.

In general, the laws, rules and regulations that apply to the Company’s business practices include, without limitation, RESPA, the federal Fair Housing Act of 1968, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Exchange Act and federal advertising and other laws, as well as comparable state statutes; rules of trade organizations such as NAR, local MLSs and state and local Association of Realtors; licensing requirements and related obligations that could arise from the Company’s business practices relating to the provision of services other than real estate brokerage services, including without limitation, its mortgage lending services; privacy regulations relating to the Company’s use of personal information collected from the registered users of its websites; laws relating to the use and publication of information through the internet; and state real estate brokerage and mortgage lending licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses. Recent regulatory scrutiny regarding the classification of real estate agents as independent contractors, particularly at the state level, could lead to increased compliance costs, potential reclassification, or penalties, which could materially impact the Company’s owned brokerage operations.

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

As the Company expands its business in international markets, including new and existing international markets, the Company is subject to additional foreign governmental regulation. Ensuring compliance with these newly applicable laws could substantially increase its operating expenses. In addition, entry into these new markets exposes the Company to increased risk and liability. A violation of any of these applicable laws could have a material adverse effect on the Company’s business.

Maintaining legal compliance is challenging and increases the Company’s costs due to resources required to continually monitor business practices for compliance with applicable laws, rules and regulations and to monitor changes in the applicable laws themselves. For example, the potential reclassification of agents under wage and hour laws could result in additional liabilities for minimum wage, overtime pay, and penalties for prior periods, creating significant operational disruptions.

The Company may not become aware of all the laws, rules and regulations that govern its business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions and the difficulties in achieving both company-wide and region-specific knowledge and compliance.

If the Company fails, or is alleged to have failed, to comply with any existing or future applicable laws, rules and regulations, it could be subject to lawsuits and administrative complaints and proceedings, as well as criminal proceedings. The Company’s noncompliance could result in significant defense costs, settlement costs, damages and penalties.

The Company’s business licenses could be suspended or revoked, its business practices enjoined, or the Company could be required to modify its business practices, which could materially impair, or even prevent, the Company’s ability to conduct all or any portion of its business. Any such events could also damage the Company’s reputation and impair its ability to attract and service homebuyers, home sellers, agents, clients and customers as well as its ability to attract brokerages, brokers, teams of agents and agents to the Company, without increasing costs.

Further, if the Company loses its ability to obtain and maintain all of the regulatory approvals and licenses necessary to conduct business as it currently operates, the Company’s ability to conduct business may be harmed. Lastly, any lobbying or related activities the Company undertakes in response to mitigate liability of current or new regulations could substantially increase operating expenses.

The Company offers independent agents the opportunity to earn additional commissions through its revenue sharing plan, which pays under a multi-tiered compensation structure similar in some respects to network marketing. Network marketing is subject to intense government scrutiny and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect the Company’s business.

Various laws and regulations in the United States and other countries regulate network marketing. These laws and regulations exist at many levels of government in many different forms, including statutes, rules, regulations, judicial decisions and administrative orders. Network marketing regulations are inherently fact-based and often do not include "bright line" rules. Additionally, the Company is subject to the risk that the regulations, or a regulator's interpretation and enforcement of the regulations, could change. From time to time, the Company has received requests to supply information regarding its revenue sharing plan to regulatory agencies. The Company could potentially in the future be required to modify its revenue sharing plan in certain jurisdictions in order to comply with the interpretation of the regulations by local authorities.

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

While the Company strives to ensure that its overall business model and revenue-sharing plan are compliant with applicable regulations in each of its markets, the Company cannot assure you that a regulator, if it were to review the Company’s business, would agree with the Company’s assessment and would not require the Company to change one or more aspects of its operations. Any action against the Company in the future by the FTC or another regulator could materially and adversely affect the Company’s operations.

The Company cannot predict the nature of any future law, regulation, or guidance, nor can it predict what effect additional governmental regulations, judicial decisions, or administrative orders, when and if promulgated, would have on the Company’s business. Failure by the Company, or its independent agents, to comply with these laws, could adversely affect its business.

The Company may suffer significant financial harm and loss of reputation if it does not comply, cannot comply, or is alleged to have not complied with applicable laws, rules and regulations concerning its classification and compensation practices for the agents in the Company’s brokerage operations.

Except for the Company’s employed state brokers, commission-only employees, and where otherwise dictated by local law, all real estate agent professionals in the Company’s brokerage operations have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to these independent contractors, like most brokerage firms, the Company is subject to the taxing authorities’ regulations and applicable laws regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any of the Company’s affiliated real estate professionals. Further, if legal standards for classification of real estate professionals as independent contractors change or appear to be changing, it may be necessary to modify the Company’s compensation and benefits structure for its affiliated real estate professionals in some or all of its markets, including by paying additional compensation or reimbursing expenses.

In the future, the Company could incur substantial costs, penalties and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees, in defending future challenges by the Company’s affiliated real estate professionals to the Company’s employment classification or compensation practices.

The Company is, and may in the future be, blocked from or limited in providing its agent compensation plans in certain jurisdictions and may be required to modify its business model in those jurisdictions as a result.

The Company’s agent compensation plans represent a key lever in its strategy to attract and retain independent agents and brokers and are subject to various international, federal, state, territorial and local laws, rules and regulations which differ in each of the Company’s existing and future markets. As a result, the Company is, and may in the future be, blocked from or limited in providing each of its agent compensation plans in certain markets. In addition, these laws, rules and regulations are subject to judicial and agency interpretation, and it might be determined that the Company’s agent compensation plans are not permitted to be offered to independent contractors. In response to such limitations, the Company has, and may in the future be, required to modify its agent compensation practices in such markets. Failure to comply with applicable law, rules and regulations or failure to subsequently modify the Company’s business model in certain jurisdictions to effectively attract and retain agents and brokers could negatively affect the Company’s business, results of operations or financial condition. The costs attributable to developing compliant agent compensation plans can be significant and could adversely affect the Company’s financial condition.

If the Company fails to protect the privacy and personal information of its customers, agents or employees, it may be subject to legal claims, government action and damage to its reputation.

Hundreds of thousands of consumers, independent contractors and employees have shared personal information with the Company during the normal course of its business processing real estate transactions. This includes, but is not limited to, Social Security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers and email addresses. To run the Company’s business, it is essential for the Company to store and transmit this sensitive information in its systems and networks. At the same time, the Company is subject to numerous laws, regulations and other requirements that require businesses like the Company’s to protect the security of personal information, notify customers and other individuals about its privacy practices and limit the use, disclosure, or transfer of personal data across country borders. Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that the Company is subject to increased regulatory scrutiny, additional contractual requirements from corporate customers and heightened compliance costs. These ongoing changes to privacy and cybersecurity laws also may make it more difficult for the Company to operate its business and may have a material adverse effect on its operations. For example, the European Union’s GDPR conferred new and significant privacy rights on individuals (including employees and independent agents) and materially increased penalties for violations. In the U.S., California enacted the California Consumer Privacy Act, which imposes comprehensive requirements on organizations that collect and disclose personal information about California residents.

Any significant violations of privacy, including as a result of cybersecurity breaches, could result in the loss of new or existing business, litigation, regulatory investigations, the payment of fines, damages and penalties and damage to the Company’s reputation, which could have a material adverse effect on its business, financial condition and results of operations.

The Company could also be adversely affected if legislation or regulations are expanded to require changes in the Company’s business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect its business, results of operations or financial condition. For example, the Company has and may continue to incorporate new technologies such as machine learning and AI—defined broadly as the use of computer systems to simulate human intelligence, including decision-making, pattern recognition, and predictive analysis—into the Company’s processes and systems, which are under increased regulatory scrutiny. The Company may be required to change its platforms and services due to new laws and/or decisions related to emerging technologies which may decrease the Company’s operational efficiency and/or hinder its ability to improve its services.

In addition, while the Company discloses information collection and dissemination practices in the published privacy statements on its various websites, which it may modify from time to time, the Company may be subject to legal claims, government action and damage to its reputation if it acts or is perceived to be acting inconsistently with the terms of the Company’s privacy statement, customer expectations or state, national and international regulations. The Company’s policies and safeguards could be deemed insufficient if third parties with whom the Company has shared personal information fail to protect the privacy of that information.

The occurrence of a significant claim in excess of the Company’s insurance coverage or which is not covered by its insurance in any given period could have a material adverse effect on the Company’s financial condition and results of operations during the period. In the event the Company or the vendors with which it contracts to provide services on behalf of its customers were to suffer a breach of personal information, its customers and independent agents could terminate their business with the Company. Further, the Company may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to Company policies and practices and such actions jeopardize any personal information. The Company’s legal liability could include significant defense costs, settlement costs, damages and penalties, plus damage to the Company’s reputation with consumers, which could significantly damage its ability to attract customers. Any or all of these consequences would result in a meaningful unfavorable impact on the Company’s brand, business model, revenue, expenses, income and margins.

In addition, concern among potential homebuyers or sellers about the Company’s privacy practices could result in regulatory investigations, especially in the European Union as related to the GDPR. Additionally, concern among potential homebuyers or sellers could keep them from using the Company’s services or require it to incur significant expense to alter its business practices or educate them about how the Company uses personal information.

Entering into new business arrangements, joint ventures, or business lines may expose the Company to additional regulatory and compliance risks that could materially and adversely affect the Company’s business and financial condition.

The Company’s strategy includes pursuing new business initiatives, entering into joint ventures, and expanding into complementary business lines. These efforts often require the Company to navigate complex and evolving regulatory environments that may differ significantly from those governing the Company’s core operations. If the Company is unable to timely and effectively address these regulatory and compliance requirements, or if risks arise beyond the Company’s reasonable ability to mitigate, its business and financial condition may be materially and adversely affected.

For example, SUCCESS® Lending, the Company’s joint venture mortgage business launched in 2021, operates in the highly regulated mortgage lending industry, which involves stringent licensing requirements, state and federal oversight, and compliance with consumer protection laws. The mortgage lending business faces inherent risks, including but not limited to, operational challenges, legal and regulatory scrutiny, and unforeseen compliance costs.

These new business lines also require significant investments in infrastructure, personnel, and systems to ensure compliance. Failure to meet these obligations could result in legal or regulatory penalties, reputational damage, or the inability to scale these operations as planned. Moreover, the financial success of these ventures is uncertain given their limited operating histories, making it difficult to predict their long-term contribution to the Company’s overall financial performance.

While the Company aims to mitigate these risks through robust compliance frameworks and strategic partnerships, no mitigation effort can fully eliminate all risk. Unanticipated challenges in these or other future ventures could materially and adversely affect the Company’s operations, reputation, and financial condition.

Risks Related to the Company’s Common Stock

Glenn Sanford, the Company’s Chairman and Chief Executive Officer, together with Penny L Sanford TTEE Gratitude 2022 Trust, own a significant percentage of the Company’s common stock. As a result, the trading price for the Company’s shares of common stock may be depressed and they can significantly influence actions that may be adverse to the interests of the Company’s other stockholders.

As of January 31, 2026, Glenn Sanford beneficially owns approximately 25.7% and the Penny L Sanford TTEE Gratitude 2022 Trust owns approximately 16.5% of the Company’s outstanding common stock. While Mr. Sanford and the Penny L Sanford TTEE Gratitude 2022 Trust do not have voting group, this significant concentration of share ownership may adversely affect the trading price of the Company’s common stock because investors may perceive disadvantages in owning stock in a company with two stockholders holding a significant number of the Company’s shares. Each of Mr. Sanford and Penny L Sanford TTEE Gratitude 2022 Trust can significantly influence all matters requiring approval by the Company’s stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of the Company’s assets. In addition, due to his significant ownership stake and his service as the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors (“Board”), Mr. Sanford significantly influences the management of the Company’s business and affairs. This concentration of ownership and influence could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to the Company’s other stockholders.

Because the Company can issue additional shares of common stock and because it issues stock under an equity incentive plan, its stockholders may experience dilution in the future.

The Company is authorized to issue up to 900,000,000 shares of common stock, of which 207,785,762 shares were issued and 161,049,979 shares were outstanding as of December 31, 2025. Additionally, the Company maintains an active 2024 Equity Incentive Plan from which employees, agents, brokers and certain service providers of the Company and its affiliates can receive awards of the Company’s common stock. Previously, the Company maintained a 2015 Equity Incentive Plan. The Company ceased issuing shares under the 2015 Equity Incentive Plan when it began issuing shares under the 2024 Equity Incentive Plan in September 2024. The Board has the authority to cause the Company to issue additional shares of common stock without consent of any of its stockholders, subject to applicable Nasdaq listing rules. Consequently, current stockholders may experience more dilution in their ownership of the Company’s common stock in the future.

The price of the Company’s common stock is subject to volatility.

The Company’s common stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, the Company, the real estate brokerage industry and technology industry and the stock market as a whole have, from time to time, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance which may occur again in the future. Additionally, future dividends are subject to declaration by the Board, and the Company’s share repurchase program does not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the price of the Company’s common stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

Delaware law and the Company’s organizational documents may impede or discourage a takeover, which could deprive the Company’s investors of the opportunity to receive a premium for their shares.

The Company is a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of the Company, even if a change of control would be beneficial to its existing stockholders. In addition, provisions of the Company’s restated certificate of incorporation and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of the Company without the approval of its Board of Directors. Among other things, these provisions:

●	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
●	delegate the sole power to a majority of the Board of Directors to fix the number of directors;
●	provide the power to the Board to fill any vacancy on the Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
●	eliminate the ability of stockholders to call special meetings of stockholders; and
●	establish advance notice requirements for nominations for election to the Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

The foregoing factors could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for the Company’s common stock which, under certain circumstances, could reduce the market value of the Company’s common stock and its investors’ ability to realize any potential change-in-control premium.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.	CYBERSECURITY

The Company maintains a cybersecurity program designed to identify, assess, and manage material risks from cybersecurity threats across all business segments. Our cybersecurity program considers cybersecurity risks alongside other company risks as part of our overall enterprise risk assessment process, and shares common methodologies, reporting channels and governance processes that apply to other risks impacting the company, such as regulatory, financial and operational risks. Each reporting segment is responsible for monitoring and responding to risks within its operations, supported by annual training, standardized controls, and companywide policies.

The Company engages third-party consultants and technology providers to test and evaluate its security posture, provide independent assessments, and support remediation efforts. The Company also assesses cybersecurity risks presented by key suppliers and service providers, document their security posture through internal tools, and in certain cases requires third party audit reports or contractual notification of security incidents.

Daily monitoring and incident response activities are carried out by IT staff, with escalation protocols to the Company’s Chief Technology Officer (“CTO”) and Chief Executive Officer (CEO) as appropriate. FrameVR.io maintains its own cybersecurity program in consultation with the CTO. The Company has processes in place to log, track, and remediate incidents, and to coordinate responses across reporting segments. To date, the Company has not identified any cybersecurity threats or incidents that have had, or are reasonably likely to have, a material effect on the Company’s business strategy, financial condition, or results of operations.

Oversight of risks from cybersecurity threats is provided by the Board through the Board’s Nominating and Corporate Governance Committee, which receives quarterly reports from the CTO on emerging threats, program initiatives, regulatory compliance, and any incident activity. The CTO, in coordination with IT team members and legal team support segment leaders, ensures that significant developments are escalated to the Board, and the CEO retains ultimate responsibility for the Company’s cybersecurity risk management. The CEO has over 25 years of technology leadership experience. The CEO also holds a degree in Economics and Computer Science from the University of Oklahoma, which supports his ability to align technology initiatives with strategic business goals. The CTO has over 20 years of experience leading digital product and technology teams with a focus on delivering innovative software solutions that have served millions of consumers globally and internal enterprise groups. She drives business transformation through secure, scalable platforms focused on software reliability, user experience, data integrity, and system architecture. She has extensive experience in dealing with system security implementations, data architectures, risk mitigation and system protections. She holds a Master of Business Administration, with a specialty in Executive Leadership, from Royal Roads University and undergraduate degrees from Queen's University and the University of British Columbia.

Item 2.	PROPERTIES

The Company leases its principal corporate office in Bellingham, Washington. As of December 31, 2025, the Company also leased small offices in various jurisdictions to meet regulatory and licensing requirements and, in certain cases, to provide space for managing brokers or drop-in use by agents. The Company does not own any real property. The Company believes its leased facilities are adequate for current operations and that additional space would be available to meet future needs.

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

Holders

As of February 17, 2026, the Company had approximately 103,034 stockholders of record.

Dividends

During 2025, cash dividends paid totaled $30,773. The Board currently intends to continue paying quarterly dividends. However, payment of cash dividends is at the discretion of the Board in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will pay any future dividends to our common stockholders, or as to the amount of any such dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended December 31, 2025 was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
10/1/2025-10/31/2025	-	$ -	-	$ 243,105,741
11/1/2025-11/30/2025	928,827	10.77	928,827	233,105,769
12/1/2025-12/31/2025	-	-	-	233,105,769
Total	928,827	$ 10.77	928,827
(1)	In December 2018, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase its common stock, which has been amended from time to time. Most recently, in June 2023, the Board approved an increase to the total amount of its buyback program from $500.0 million to $1.0 billion. The Company may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market, privately negotiated transactions, or through a 10b5-1 plan. No date has been established for the completion of the share repurchase program and the Company is not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as management deems appropriate or in accordance with the terms of the 10b5-1 plan. Repurchases under the program can be discontinued at any time the Board feels additional repurchases are not warranted. Any shares repurchased under the program are returned to the status of authorized but unissued shares of common stock until retired. The stock repurchase program is more fully disclosed in Note 9 – Stockholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report.

Company Stock Performance

The following graph compares the performance of the Company’s common stock to the Standard & Poor’s (“S&P”) 500 Index and the S&P Homebuilders Select Industry Index. The graph assumes $100 was invested in each investment option as of December 31, 2020 and that dividends, if any, were reinvested. Past stock price performance is not necessarily indicative of future stock price performance.

Year	2020	2021	2022	2023	2024	2025
EXPI	$ 100.00	$ 107.00	$ 36.00	$ 50.00	$ 38.00	$ 30.00
S&P 500 Index	100.00	127.00	102.00	127.00	157.00	182.00
S&P Homebuilders Index (XHB)	100.00	150.00	106.00	171.00	189.00	188.00

Item 6.	[RESERVED]
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report. This Item generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. All dollar amounts presented below are in USD thousands except share amounts and per share data and as otherwise noted.

2025 Business Developments

The Company announces new agent offerings, markets, and business updates at various times during the year. Significant announcements during the year ended December 31, 2025 included the following:

First Quarter 2025:

●	Announced expansion into Peru.

Second Quarter 2025:

●	Announced expansion into Ecuador and Türkiye.
●	Launched Land and Ranch Division, empowering agents serving rural, recreational, and agricultural properties.
●	Launched the Co-Sponsor Program, allowing agents to name both a Primary Sponsor and a Co-Sponsor.

●	Launched U.S. open-sourced Seller Advisory: Risks of Limited Market Exposure form.

Third Quarter 2025:

●	Announced expansion into Japan.
●	Appointed Jesse Hill as Chief Financial Officer of eXp World Holdings, Inc.
●	Launched CRM of Choice, allowing agents to choose from three leading customer relationship management platforms.

Fourth Quarter 2025:

●	Announced expansion into Romania and the Netherlands.
●	Launched Sports and Entertainment Division, empowering agents serving clients in the sports and entertainment industries.
●	Appointed Carrie Lysenko as Chief Technology Officer of eXp Realty and Holly Mabery as Chief Brokerage Officer of eXp Realty.
●	Launched LYVVETM, the Company’s global property search platform aggregating listings and related data across multiple countries.

Market Conditions and Industry Trends

Our performance is closely tied to housing market activity, which is influenced by economic conditions such as employment, consumer confidence, mortgage availability, interest rates, and the balance of supply and demand. Periods of economic growth and lower interest rates generally support higher home sales activity, while rising rates, affordability constraints, or broader economic slowdowns may reduce transaction volumes and pricing. Regulatory developments, geopolitical events, and shifts in consumer sentiment can also affect housing demand.

In 2025, U.S. home sales were relatively flat compared to 2024, and home sales prices increased 1.7%, according to the NAR. Inventory levels remain constrained, and new housing construction activity decreased during the year. These conditions may continue to limit transaction volumes in the near term.

Despite these challenges, we believe the Company is positioned for growth with a strong base of agents, an efficient cloud-based operating model, and low fixed costs. This structure allows us to adapt quickly to market changes while supporting long-term productivity and retention.

Key Business Metrics

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Year Ended December 31,
	2025	2024	2023

Performance:
Agent NPS	75	76	73
Agent count	83,060	82,980	87,515
Real estate sales transactions	440,163	434,165	422,772
Real estate sales volume(2)	$ 194,038,232	$ 185,170,695	$ 169,202,948
Other real estate transactions	80,468	84,524	71,636
Real estate per transaction cost	$ 624	$ 559	$ 573
Revenues(2)	$ 4,772,311	$ 4,567,672	$ 4,273,821
Gross profit(2)	$ 333,578	$ 342,395	$ 319,924
Operating income (loss)(2)	($ 21,466)	($ 18,994)	$ 522
Consolidated adjusted EBITDA(1)(2)	$ 33,172	$ 75,483	$ 65,328
(1)	Consolidated adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of consolidated adjusted EBITDA and a reconciliation of consolidated adjusted EBITDA to net income (loss), and a discussion of why we believe consolidated adjusted EBITDA is useful to investors, see “Non-U.S. GAAP Financial Measures”.
(2)	Dollar amounts are presented in thousands

Agent Net Promoter Score (“aNPS”)

aNPS is a scale-based measure of customer satisfaction and an aNPS above 50 is considered excellent. aNPS plays a crucial role in attracting and retaining agents and teams. Despite the challenging market conditions, aNPS was relatively flat, when compared to the prior year, and the Company continues to provide enhancements to agent programs and offerings, including the Co-Sponsor Program, CRM of Choice, and the launch of new specialized divisions.

Agent Count

The number of agents was relatively flat in 2025 compared to 2024. The Company continues to attract and retain productive agents through the execution of its growth strategies and the end-to-end suite of services the Company offers its agents.

Real Estate Sales Transactions and Sales Volume

Real estate sales transactions are based on the side (buyer or seller) of each real estate transaction and are recorded when our agents and brokers represent buyers or sellers in the purchase or sale, respectively, of a home, from which the Company earns brokerage commissions and related fees. Transaction volume represents the total sales value for all transactions.

Real estate sales transactions increased 1% during 2025 compared to 2024, primarily driven by increased sales transactions in Canada and in our international markets. Real estate sales volume increased 5% in 2025 compared to 2024 driven by increased sales prices in North America and in our international markets, and to a lesser extent, increased transactions.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by the Company’s agents and brokers.

Other real estate transactions decreased during 2025 compared to 2024. The decrease in other real estate transactions was primarily driven by changes in the rental market, and shift in mix toward real estate sales.

Real estate per transaction cost

Real estate per transaction cost is measured as selling, general and administrative, sales and marketing and technology and development expenses in North American Realty and International Realty segments, divided by total transactions (real estate sales transactions and other real estate transactions).

Real estate per transaction cost increased during 2025 compared to 2024, primarily due to employee-related, technology and legal expenses.

Revenues

Revenues represent the commission revenue earned by the Company for closed brokerage real estate transactions.

Revenues increased during 2025 compared to 2024, primarily driven by increased home sale prices in the U.S., and increased sales transactions in Canada and international markets.

Gross Profit

Gross profit decreased in 2025 when compared to 2024, reflecting revenue growth, offset by increased agent capping and lower agent fees.

Operating Income (Loss)

Operating income (loss) increased in 2025, when compared to 2024, due to increased legal expenses and accruals, employee-related and other operating expenses, including expenses to support our continued technology improvements. Operating income (loss) in 2024 includes $34.0 million related to litigation contingency accrual and $4.9 million of impairment expense.

Consolidated Adjusted EBITDA

Management reviews consolidated adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. Consolidated adjusted EBITDA decreased by $42.3 million in 2025, compared to 2024. The decrease in consolidated adjusted EBITDA reflects a decrease in operating results related to increased agent capping and lower agent fees, as well as increased employee-related, technology and legal expenses, which more than offset increased revenues.

Consolidated Operating Performance

	Year Ended December 31, 2025	Year Ended December 31, 2024	Change 2025 vs. 2024
Statement of Operations Data:
Revenues	$ 4,772,311	$ 4,567,672	4%
Commissions and other agent-related costs	4,438,733	4,225,277	5%
Gross profit	333,578	342,395	(3)%
Operating expenses
General and administrative expenses	274,871	252,369	9%
Technology and development expenses	69,618	58,182	20%
Sales and marketing expenses	10,555	11,908	(11)%
Impairment expense	-	4,930	(100)%
Litigation contingency	-	34,000	(100)%
Total operating expenses	355,044	361,389	(2)%
Operating income (loss)	(21,466)	(18,994)	(13)%
Other (income) expense
Other (income) expense, net	(1,513)	(4,445)	66%
Equity in (income) losses of unconsolidated affiliates	281	1,168	(76)%
Total other (income) expense, net	(1,232)	(3,277)	62%
Income (loss) before income tax expense	(20,234)	(15,717)	(29)%
Income tax (benefit) expense	2,480	1,071	132%
Net income (loss) from continuing operations	(22,714)	(16,788)	(35)%
Net income (loss) from discontinued operations	-	(4,479)	100%
Net income (loss)	(22,714)	(21,267)	(7)%

Commissions and Other Agent-Related Costs

Commissions and other agent-related costs increased 5% primarily because of the increase in real estate transactions and increased home sales prices, as well as increased agent capping. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to the Company’s agents.

General and Administrative Expenses

General and administrative expenses increased 9% due to increased employee-related expenses, including severance and increased legal expenses and accruals, and increased costs in agent-related seminars and conferences. General and administrative expenses include costs related to wages, employee stock compensation, and other general overhead expenses.

Technology and Development Expenses

Technology and development expenses increased 20%, primarily due to increased technology expenses related to continued improvements in our technology offerings to our agents. These expenses include employee-related costs and other expenses related to the maintenance and development of the technology used by both the Company’s agents and employees.

Sales and Marketing Expenses

Sales and marketing expenses decreased (11)% in 2025 compared to 2024 due to decreased lead capture and advertising expenses in the residential real estate market.

Other (Income) Expense, Net

Other (income) expense, net increased 62% primarily due to lower interest income and increased other expenses. Other (income) expense, net includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

Income Tax (Benefit) Expense

The increase in income tax (benefit) expense was primarily attributable to the decrease in research and development (“R&D”) credit generation in the current year.

Refer to Critical Accounting Policies and Estimates within the MD&A and Note 12 - Income Taxes to the consolidated financial statements included elsewhere in this Annual Report for further information.

Segment Operating Performance

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

See Note 10 – Segment Information to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding the Company’s business segments. The following table reflects the results of each of the Company’s reportable segments for 2025 and 2024:

	December 31, 2025	December 31, 2024	Change 2025 vs. 2024

Statement of Operations Data:
Revenues
North American Realty	$ 4,624,913	$ 4,478,293	3%
International Realty	146,930	88,146	67%
Other Affiliated Services	2,873	6,105	(53)%
Corporate expenses and other	(2,405)	(4,872)	51%
Total Consolidated Revenues	$ 4,772,311	$ 4,567,672	4%

Segment Adjusted EBITDA(1)
North American Realty	$ 59,753	$ 99,253	(40)%
International Realty	(9,933)	(9,481)	(5)%
Other Affiliated Services	(5,804)	(4,876)	(19)%
Corporate expenses and other	(10,844)	(9,413)	(15)%
Total Segment Adjusted EBITDA(1)	$ 33,172	$ 75,483	(56)%

Operating Income (Loss)
North American Realty	$ 9,322	$ 16,468	(43)%
International Realty	(11,674)	(10,492)	(11)%
Other Affiliated Services	(6,153)	(11,615)	47%
Corporate expenses and other	(12,961)	(13,355)	3%
Total Consolidated Operating Income (Loss)	($ 21,466)	($ 18,994)	(13)%
(1)	Segment adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of segment adjusted EBITDA and a reconciliation of segment adjusted EBITDA to net income, and a discussion of why we believe segment adjusted EBITDA is useful to investors, see “Non-U.S. GAAP Financial Measures”. Management evaluates the operating results of each of its reportable segments based upon revenue, Segment adjusted EBITDA and operating income (loss). Segment adjusted EBITDA is defined by us as net income before depreciation and amortization, interest expense, income taxes, stock compensation expense, stock option expense, and other items that are not core to the operating activities of the Company. The Company’s presentation of segment adjusted EBITDA may not be comparable to similar measures used by other companies.

North American Realty revenue increased 3% during 2025 compared to 2024 primarily due to an increase in home sale prices in the U.S. and in overall real estate transactions in Canada, and improved agent productivity, partially offset by reductions in the Company’s agent base. North American Realty adjusted EBITDA as well as operating income (loss) decreased during 2025 compared to 2024 due to increased commissions and other agent-related costs as a result of increased capping and lower agent fees, as well as increased operating costs, including employee-related, technology and legal expenses.

International Realty revenue increased 67% during 2025 compared to 2024 primarily due to increased real estate transactions driven by increased productivity in previously launched markets, as well as the strategic launch of several new markets during the year. International Realty adjusted EBITDA and operating income (loss) reflect the higher costs of entering new countries.

Other Affiliated Services revenue decreased (53)% during 2025 compared to 2024 due to lower SUCCESS® Magazine revenues. Other Affiliated Services adjusted EBITDA decreased due to lower revenues and increased costs, including severance costs. Operating income (loss) in 2024 includes $4.9 million of impairment expenses.

Corporate expenses and other contain the costs incurred to operate the corporate parent of eXp Realty.

Liquidity and Capital Resources

The Company believes that its existing balances of cash and cash equivalents and cash flows expected to be generated from its operations will be sufficient to satisfy its normal operating requirements for at least the next 12 months and beyond. As of December 31, 2025, the Company’s cash and cash equivalents totaled $124.2 million. Cash equivalents are comprised of financial instruments with an original maturity of 90 days or less from the date of purchase, primarily money market funds. The Company currently does not hold any other marketable securities. We currently do not hold any bank debt, nor have we issued any debt instruments through public offerings or private placements.

Operations

Currently, the Company’s primary use of cash on hand is to sustain and grow its business operations, including, but not limited to, commission and revenue share payments to agents and brokers and cash outflows for operating expenses. During 2025, the Company utilized its cash on hand to support our agent productivity, growth initiatives and investment in technology, the first payment of the litigation contingency in the antitrust lawsuits settlement and to a lesser extent, for repurchases of its common stock and quarterly cash dividends. See Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report for further information related to the Company’s litigation.

Share Repurchase Program

The Company has an authorized share repurchase program which is currently approved by the Board up to $1.0 billion in aggregate. The program does not obligate the Company to acquire a minimum amount of shares. Additionally, during 2023, 2024, and 2025, the Company has paid quarterly cash dividends. As of December 31, 2025, the Company’s quarterly cash dividend was $0.05 per share. During 2025, the Company repurchased $56.2 million of its common stock and paid cash dividends of $30.8 million. There can be no assurance that future cash dividends will be declared by the Board or that the stock repurchase program will be sustained or proceed at historical levels.

Legal Proceedings

For information regarding the Company’s expected cash requirement related to settlement costs, see “Contingencies” under Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report.

The Company’s future capital requirements will depend on many factors, including the outcome of pending antitrust litigation settlement, its level of investment in technology, its rate of growth into new markets and cash used to pay quarterly cash dividends and repurchase shares of the Company’s common stock. The Company’s capital requirements may be affected by factors which it cannot control such as the changes in the residential real estate market, interest rates and other monetary and fiscal policy changes to the manner in which it currently operates. In order to support and achieve the Company’s future growth plans, it may need or seek advantageously to obtain additional funding through equity or debt financing.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents the Company’s net working capital for the periods presented:

	December 31, 2025	December 31, 2024
Current assets	$ 304,868	$ 267,972
Current liabilities	(199,701)	(185,853)
Net working capital	$ 105,167	$ 82,119

As of December 31, 2025, net working capital increased by $23.0 million, or 28%, compared to the prior year, primarily due to an increase in accounts receivable, due to the timing of revenue in December, partially offset by an increase in accrued expenses.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$ 118,611	$ 191,514
Net cash used in investing activities	(23,472)	(19,470)
Net cash used in financing activities	(86,538)	(170,377)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	4,274	(2,972)
Net change in cash, cash equivalents and restricted cash	$ 12,875	($ 1,305)

For the year ended December 31, 2025, cash provided by operating activities decreased (38)% compared to the same period in 2024, primarily due to lower agent equity program participation, increased accounts receivable, net, due to the timing of revenue in December, as well as the first payment of $17 million related to the antitrust litigation accrual, partially offset by an increase in accrued expenses.

For the year ended December 31, 2025, cash used in our investing activities increased 21% compared to the same period in 2024, primarily due to an increase in investments in unconsolidated subsidiaries.

For the year ended December 31, 2025, cash used in financing activities decreased by (49)%, compared to the same period in 2024, primarily related to lower repurchases of our common stock of ($84.9) million.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make certain judgments and assumptions and estimates that affect the amounts reported. The Company’s significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report.

Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Stock-based compensation

The Company’s stock-based compensation is comprised of stock option awards and restricted stock unit grants to service providers, including, but not limited to, agents, employees, and directors. The Company accounts for stock-based compensation using a fair value method. Stock-based compensation awards are measured at the grant date fair value and the stock-based compensation cost is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of forfeitures. The Company reduces recorded stock-based compensation for forfeitures when they occur.

Recognition of compensation cost for an award with a performance condition is based on the probable outcome of that performance condition being met. The Company estimates the share-based liability based on estimated performance probabilities using the Company’s most recent estimates on probable achievement of the performance measures. Also, the requisite service period at the grant date of performance awards is estimated based on the probable amount of time it will take to meet the performance metric. The value of the stock award is amortized over this period and recognized as stock-based compensation expense starting on the grant date.

If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See Note 9 – Stockholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report, for more information regarding the assumptions used in estimating the fair value of the Company’s awards.

Revenue recognition

The Company generates a substantial portion of its revenue from its North American Realty and International Realty segments and generates a de minimis portion of its revenues from its Other Affiliated Services segment.

North American Realty and International Realty

The Company serves as a licensed broker in the areas in which it operates for the purpose of processing real estate transactions. The Company is contractually obligated to provide services for the fulfillment of transfers of real estate between buyers and sellers. The Company provides these services itself and controls the services necessary to legally represent the transfer of real estate. Correspondingly, the Company is defined as the principal. The Company, as principal, satisfies its obligation upon the closing of a real estate transaction. As principal and upon satisfaction of the Company’s obligation, the Company recognizes revenue in the gross amount of consideration to which the Company expects to be entitled.

Revenue is derived from assisting homebuyers and sellers in listing, marketing, selling and finding real estate. Commissions earned on real estate transactions are recognized at the completion of a real estate transaction once the Company has satisfied its performance obligation. Agent-related fees are currently recorded as a reduction to commissions and other agent-related costs.

At each reporting period, the Company estimates and accrues revenue for closed transactions for which it is entitled to, but have not yet received, a commission due to those transactions settling after the reporting period. The accrual for this estimated revenue was immaterial for the years ended December 31, 2025 and 2024.

Business combinations

Our growth strategy is primarily driven by organic initiatives; however, we regularly evaluate strategic acquisitions, partnerships, and other transactions that may accelerate our objectives, expand our capabilities, or create long-term shareholder value

Fair value determinations require significant judgment and are sensitive to assumptions about revenue and income growth, terminal values, discount rates, industry indices, and market transactions. The Company uses cost, income, and market approaches in assigning values.

Identifiable net assets, including contingent liabilities, are recognized at fair value at the acquisition date and may be adjusted within a one-year measurement period based on new information about conditions at that time.

Goodwill and intangibles recorded at acquisition-date fair values are subject to impairment risk if expected growth rates are not achieved or if market or macroeconomic conditions deteriorate.

Income taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets would be established if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax assets are not expected to be realized. Our assumptions, judgments, and estimates relative to the value of our deferred tax assets take into account predictions of the amount and category of future taxable income. As of December 31, 2025, based on our assessment of the realizability of the net deferred tax assets, we reached the conclusion that some of our net deferred tax assets will most likely not be fully realized and therefore a total valuation allowance of $0.5 million was recorded.

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

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. See Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report for further information related to the Company’s litigation.

Non-U.S. GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use consolidated adjusted EBITDA and segment adjusted EBITDA, non-U.S. GAAP financial measures, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

We define the non-U.S. GAAP financial measure of consolidated adjusted EBITDA to mean net income, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, stock-based compensation expense and stock option expense and other items that are not core to the operating activities of the Company. Segment adjusted EBITDA is defined as net income before depreciation and amortization, interest expense, income taxes, stock compensation expense, stock option expense, and other items that are not core to the operating activities of the Company. We believe that consolidated adjusted EBITDA and segment adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that segment adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in segment adjusted EBITDA. In particular, we believe the exclusion of stock and stock option expenses provides a useful supplemental measure in evaluating the performance of our underlying operations and provides better transparency into our results of operations.

We are presenting the non-U.S. GAAP measures of consolidated adjusted EBITDA and segment adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management and because we believe these measures provide additional tools for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Consolidated adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. There are several limitations related to the use of consolidated adjusted EBITDA and segment adjusted EBITDA compared to net income, the closest comparable U.S. GAAP measure. Some of these limitations are:

●	Consolidated adjusted EBITDA and segment adjusted EBITDA exclude stock-based compensation expense related to our agent growth incentive program and stock option expense, which have been and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

●	Consolidated adjusted EBITDA and segment adjusted EBITDA exclude certain recurring, non-cash charges such as depreciation of fixed assets, amortization of intangible assets and impairment charges related to these long-lived assets and, although these are non-cash charges, the assets being depreciated, amortized, or impaired may have to be replaced in the future.

The following table presents a reconciliation of consolidated adjusted EBITDA to the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
Net income (loss) from continuing operations	($ 22,714)	($ 16,788)	$ 3,533
Total other (income) expense, net	(1,232)	(3,277)	(2,995)
Income tax (benefit) expense	2,480	1,071	(16)
Depreciation and amortization	9,562	10,289	10,892
Impairment expense	-	4,930	-
Litigation contingency	-	34,000	-
Stock-based compensation expense (1)	38,610	37,285	43,178
Stock option expense	6,466	7,973	10,736
Consolidated adjusted EBITDA	$ 33,172	$ 75,483	$ 65,328
(1)	This includes agent growth incentive stock compensation expense and stock compensation expense related to business acquisitions.

The primary driver for the decrease in consolidated adjusted EBITDA was a decrease in gross profit, primarily driven by increased agent capping as well as increased operating costs including employee-related, technology and legal expenses, partially offset by increased revenues.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from foreign currency and exchange rate fluctuation and interest rate changes.

The majority of the Company’s net sales, expenses and capital purchases were transacted in U.S. dollars. However, exposure with respect to foreign exchange rate fluctuation existed due to the Company’s operations throughout the Americas, Europe, the Middle East, Asia-Pacific, and South Africa. Based on fiscal 2025 performance, a hypothetical appreciation or decline in the value of the Canadian dollar in relation to the U.S. dollar of 10% would have an immaterial impact on operating income. The individual impacts to the operating income of hypothetical currency fluctuations in the Canadian dollar have been calculated in isolation from any potential responses to address such exchange rate changes in the Company’s other foreign markets. The Company’s exposures to foreign currency risk related to its other operations in international locations were immaterial and have been excluded from this analysis.

The Company’s investments in the net assets of the Company’s international operations were also subject to foreign exchange rate risk. As of December 31, 2025, the impacts of translations of foreign-denominated net assets of the Company’s international operations were immaterial to the Company’s consolidated financial statements. The translation impacts related to the net assets of the Company’s international operations are recorded within accumulated other comprehensive income. Historically, the Company has not hedged this exposure, although it may elect to do so in future periods.

The Company is also exposed to market risk for changes in interest rates on its financial instruments, which relate to the Company’s cash equivalents primarily invested in money market funds. The Company does not use derivative financial instruments in its investing activities. The Company places cash and cash equivalents with various major financial institutions. The Company protects its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates against such risks by utilizing investment vehicles restricted to short-term U.S. government and agency obligations, thereby prioritizing capital preservation and immediate liquidity.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eXp World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Commissions and Other Agent-Related Costs – Sustainable Revenue Share Plan expenses – Refer to Note 2 to the financial statements

The Company maintains a revenue share program which allows agents and brokers to earn additional income from real estate transactions closed by agents they have attracted to the Company. Agents are eligible for revenue share based on defined qualification requirements. These additional commissions are funded from the Company’s portion of transaction commissions and are included within commissions and other agent-related costs.

We identified the revenue share program as a critical audit matter because the plan has a complex multi-tiered compensation structure involving highly automated system calculations to determine the commissions paid to agents and brokers. This required an increased extent of audit effort to audit and evaluate the accuracy of commissions paid under the revenue share program.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the testing of the accuracy and completeness of expenses under the revenue share program included the following, among others:

●	We tested the effectiveness of controls over the revenue share expenses, including management’s controls over the calculation of commission under the revenue share program.
●	With the assistance of our IT specialists, we:
o	Identified the significant system used to process revenue share transactions and tested the general IT controls over the system, including testing of user access controls, change management controls, and IT operations controls.
o	Performed testing of automated controls for the system calculation of revenue share and the system determination of number of agents attracted to the Company.
●	We tested the amount of revenue share expense by developing an expectation of the amount based on a percentage of the Company’s portion of transaction commissions and comparing our expectation to the amount recorded by management.
●	We selected samples of commissions paid to agents and brokers under the revenue share program and recalculated the commissions amount based on the terms of the respective independent contractor agreements.
●	For the samples selected:
o	We tested the mathematical accuracy of the recorded commission by recalculating the revenue share allocation in accordance with the independent contractor agreements and traced the underlying transactions to third party documents.
o	We tested the accuracy and completeness of agent attributes attracted to the Company by reviewing independent contractor agreements and obtaining evidence that agents achieved the required sales transaction volume.

/s/ Deloitte & Touche LLP

San Francisco, California

February 24, 2026

We have served as the Company's auditor since 2019.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 124,245	$ 113,607
Restricted cash	57,218	54,981
Accounts receivable, net of allowance for credit losses of $2,690 and $1,589, respectively	108,838	87,692
Prepaids and other assets	14,567	11,692
TOTAL CURRENT ASSETS	304,868	267,972
Property and equipment, net	14,314	11,615
Other noncurrent assets	23,495	11,679
Intangible assets, net	4,421	6,456
Deferred tax assets, net	77,510	75,774
Goodwill	17,872	17,226
TOTAL ASSETS	$ 442,480	$ 390,722

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 14,613	$ 10,478
Customer deposits	57,204	55,660
Accrued expenses	108,208	85,661
Litigation contingency	17,000	34,000
Other current liabilities	2,676	54
TOTAL CURRENT LIABILITIES	199,701	185,853
TOTAL LIABILITIES	199,701	185,853

EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 207,785,762 issued and 161,049,979 outstanding at December 31, 2025; 195,028,207 issued and 154,133,385 outstanding at December 31, 2024	2	2
Additional paid-in capital	1,105,434	962,758
Treasury stock, at cost: 46,735,783 and 40,894,822 shares held December 31, 2025 and December 31, 2024, respectively	(742,879)	(686,680)
Accumulated earnings (deficit)	(121,622)	(68,135)
Accumulated other comprehensive income (loss)	1,844	(3,076)
TOTAL EQUITY	242,779	204,869
TOTAL LIABILITIES AND EQUITY	$ 442,480	$ 390,722

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$ 4,772,311	$ 4,567,672	$ 4,273,821
Commissions and other agent-related costs	4,438,733	4,225,277	3,953,897
Gross profit	333,578	342,395	319,924
Operating expenses
General and administrative expenses	274,871	252,369	247,799
Technology and development expenses	69,618	58,182	59,547
Sales and marketing expenses	10,555	11,908	12,056
Impairment expense	-	4,930	-
Litigation contingency	-	34,000	-
Total operating expenses	355,044	361,389	319,402
Operating income (loss)	(21,466)	(18,994)	522
Other (income) expense
Other (income) expense, net	(1,513)	(4,445)	(4,383)
Equity in (income) losses of unconsolidated affiliates	281	1,168	1,388
Other (income) expense, net	(1,232)	(3,277)	(2,995)
Income (loss) before income tax expense	(20,234)	(15,717)	3,517
Income tax (benefit) expense	2,480	1,071	(16)
Net income (loss) from continuing operations	(22,714)	(16,788)	3,533
Net income (loss) from discontinued operations	-	(4,479)	(12,506)
Net income (loss)	($ 22,714)	($ 21,267)	($ 8,973)
Earnings (loss) per share
Basic, net income (loss) from continuing operations	($ 0.14)	($ 0.11)	$ 0.02
Basic, net income (loss) from discontinued operations	$ -	($ 0.03)	($ 0.08)
Basic, net income (loss)	($ 0.14)	($ 0.14)	($ 0.06)
Diluted, net income (loss) from continuing operations	($ 0.14)	($ 0.11)	$ 0.02
Diluted, net income (loss) from discontinued operations	$ -	($ 0.03)	($ 0.08)
Diluted, net income (loss)	($ 0.14)	($ 0.14)	($ 0.06)
Weighted average shares outstanding
Basic	156,879,412	153,684,907	153,232,129
Diluted	156,879,412	153,684,907	156,773,528
Comprehensive income (loss):
Net income (loss)	($ 22,714)	($ 21,267)	($ 8,973)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	4,920	(3,408)	96
Comprehensive income (loss)	($ 17,794)	($ 24,675)	($ 8,877)

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Common stock:
Balance, beginning of period	$ 2	$ 2	$ 2
Balance, end of period	2	2	2
Treasury stock:
Balance, beginning of period	(686,680)	(545,559)	(385,010)
Repurchases of common stock	(56,199)	(141,121)	(160,549)
Balance, end of period	(742,879)	(686,680)	(545,559)
Additional paid-in capital:
Balance, beginning of period	962,758	804,833	611,872
Shares issued for stock options exercised	434	2,012	4,980
Agent growth incentive stock-based compensation	37,627	36,675	41,995
Agent equity stock-based compensation	98,149	111,278	135,226
Stock option compensation	6,466	7,960	10,760
Balance, end of period	1,105,434	962,758	804,833
Accumulated earnings (deficit):
Balance, beginning of period	(68,135)	(16,769)	20,723
Net income (loss)	(22,714)	(21,267)	(8,973)
Dividends declared and paid ($0.05 per share of common stock)	(30,773)	(30,099)	(28,519)
Balance, end of period	(121,622)	(68,135)	(16,769)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(3,076)	332	236
Foreign currency translation gain (loss)	4,920	(3,408)	96
Balance, end of period	1,844	(3,076)	332
Noncontrolling interest:
Balance, beginning of period	-	1,169	1,169
Transactions with noncontrolling interests	-	(1,169)	-
Balance, end of period	-	-	1,169
Total equity	$ 242,779	$ 204,869	$ 244,008

The accompanying notes are an integral part of these consolidated financial statements.

EXP WORLD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss)	($ 22,714)	($ 21,267)	($ 8,973)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	6,870	7,835	8,352
Amortization expense - intangible assets	2,692	2,454	2,540
Impairment expense	-	4,930	9,203
Loss on disposition of business	-	266	472
Allowance for credit losses on receivables/bad debt on receivables	1,101	(615)	(1,711)
Equity in loss of unconsolidated affiliates	281	1,168	1,388
Agent growth incentive stock-based compensation expense	38,364	37,265	43,178
Stock option compensation	6,466	7,975	10,736
Agent equity stock-based compensation expense	98,149	111,278	135,226
Deferred income taxes, net	(1,736)	(6,521)	(2,666)
Changes in operating assets and liabilities:
Accounts receivable	(21,098)	(1,704)	3,474
Prepaids and other assets	(2,875)	3,041	(1,263)
Customer deposits	1,544	11,110	6,761
Accounts payable	4,135	1,690	(1,491)
Accrued expenses	21,810	(1,445)	8,424
Long term payable	-	-	(4,677)
Litigation contingency	(17,000)	34,000	-
Other operating activities	2,622	54	158
NET CASH PROVIDED BY OPERATING ACTIVITIES	118,611	191,514	209,131
INVESTING ACTIVITIES
Purchases of property and equipment	(9,569)	(6,483)	(5,363)
Purchase of business	-	(6,150)	-
Proceeds from sale of business	-	-	330
Investments in unconsolidated affiliates	(13,246)	(5,447)	(5,876)
Capitalized software development costs in intangible assets	(657)	(1,390)	(2,594)
NET CASH USED IN INVESTING ACTIVITIES	(23,472)	(19,470)	(13,503)
FINANCING ACTIVITIES
Repurchase of common stock	(56,199)	(141,121)	(160,550)
Proceeds from exercise of options	434	2,012	4,980
Transactions with noncontrolling interests	-	(1,169)	-
Dividends declared and paid	(30,773)	(30,099)	(28,519)
NET CASH USED IN FINANCING ACTIVITIES	(86,538)	(170,377)	(184,089)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	4,274	(2,972)	(38)
Net change in cash, cash equivalents and restricted cash	12,875	(1,305)	11,501
Cash, cash equivalents and restricted cash, beginning balance	168,588	169,893	159,383
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 181,463	$ 168,588	$ 170,884
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	4,597	2,694	2,731
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Termination of lease obligation - operating lease	-	-	859
Contingent consideration for disposition of business	-	-	1,209
Property, plant and equipment increase due to transfer of right-of-use lease asset	-	-	1,100
Property and equipment purchases in accounts payable	-	-	63

The accompanying notes are an integral part of these consolidated financial statements.

eXp World Holdings, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts, unless otherwise noted)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (the “Company” or “eXp”) was incorporated in Delaware on July 30, 2008. The Company operates a cloud-based real estate brokerage and related services supporting agents, brokers, and entrepreneurs across North America and international markets.

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), expressed in U.S. dollars, and the Company’s fiscal year ends on December 31. The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires the use of management estimates.

The Company reports results through three segments: North American Realty, International Realty, and Other Affiliated Services (see Note 10 – Segment Information to the consolidated financial statements included elsewhere in this Annual Report).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of eXp World Holdings, Inc., its wholly-owned subsidiaries, and entities in which the Company has a variable interest of which the Company is the primary beneficiary. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or does not exercise control over the operations and has less than 50% ownership, it will use the equity or cost method of accounting for investments. We hold investments in certain equity securities that do not have readily determinable fair values and for which we do not exercise significant influence. These investments qualify for and are accounted for using the measurement alternative under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 321, Investments – Equity Securities (“ASC 321”).

Joint ventures

A joint venture is a contractual arrangement whereby the Company and other parties undertake an economic activity through a jointly controlled entity. Joint control exists when strategic, financial and operating policy decisions relating to the activities require the unanimous consent of the parties sharing control. Joint ventures are accounted for using the equity method and are recognized initially at cost. Joint ventures are typically included in the Other Affiliated Services unless the joint venture specifically supports one of the other reportable segments.

Investments in Equity Securities

We hold investments in certain equity securities that do not have readily determinable fair values and for which we do not exercise significant influence. These investments qualify for and are accounted for using the measurement alternative under ASC 321.

Use of estimates

Preparing financial statements under U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Key areas requiring estimates include credit losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, goodwill, and deferred tax assets.

Management bases these estimates on current facts, historical experience, and other reasonable factors. Actual results may differ materially and adversely from these estimates, which could affect future results of operations.

Reclassifications

When necessary, the Company will reclassify certain amounts in prior period financial statements to conform to the current period’s presentation. The Company maintains a consistent presentation across all periods presented.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, money market instruments and all other highly liquid investments purchased with an original or remaining maturity of three months or less at the date of acquisition.

Restricted cash

Restricted cash represents amounts held in escrow by the Company’s brokers and agents on behalf of real estate buyers. These amounts are recorded as customer deposit liabilities until released, at which time the liability is reduced. A reconciliation of cash, cash equivalents, and restricted cash to the amounts presented in the statement of cash flows is provided in the following table.

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$ 124,245	$ 113,607
Restricted cash	57,218	54,981
Total cash, cash equivalents, and restricted cash	$ 181,463	$ 168,588

Accounts receivable and allowance for expected credit losses

The Company evaluates expected credit losses using an aging schedule and records an allowance when amounts are determined to be uncollectible.

As of December 31, 2025 and 2024, the Company recognized expected credit losses of $82 and $34, respectively.

Foreign currency translation

The Company’s functional reporting currency is the U.S. dollar. The functional currency of each foreign subsidiary is its local currency, with monetary assets and liabilities translated at period-end exchange rates and non-monetary items at historical rates. Revenues and expenses are translated at average monthly rates. Translation gains and losses are included in other comprehensive income (loss). The Company does not use hedging instruments to manage foreign currency risk.

Fixed assets

Fixed assets are recorded at cost and depreciated on a straight-line basis over estimated useful lives, generally three to five years for computer hardware and software and five to seven years for furniture, fixtures, and equipment. Maintenance and repairs are expensed as incurred, while expenditures that extend useful life or improve functionality are capitalized. The Company also capitalizes eligible costs related to the development of internal-use software, including upgrades and enhancements.

Software development costs

The Company capitalizes software development costs related to products to be sold, leased, or marketed to external users and internal-use software.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that carrying amounts may not be recoverable. If the expected undiscounted cash flows are less than the carrying value, the asset is written down to fair value.

Stock-based compensation

Stock-based compensation is measured at grant date fair value and recognized on a straight-line basis over the requisite service period, net of forfeitures. Awards with performance conditions are recognized based on the probable outcome of those conditions.

Revenue recognition

The Company generates a substantial portion of its revenue from North American Realty and International Realty segments and generates a de minimis portion of its revenues from its Other Affiliated Services segment. The Company does not have contracts with customers that provide variable consideration.

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

Disaggregated revenue

The Company primarily operates as a real estate brokerage firm and discloses disaggregated revenue from services to customers across its three reportable segments to provide additional insight into the future recognition of revenue and cash flows. The vast majority of the Company’s revenue is derived from providing real estate brokerage services to purchasers and sellers of homes in the U.S., Canada and internationally. See Note 10 – Segment Information for details regarding segment and geographic information.

Management provides disaggregation of revenue from its services to customers to provide additional insight into the future recognition of revenue and cash flows.

Sustainable Revenue Share Plan expenses

The Company maintains a revenue share program that allows agents and brokers to earn additional income from real estate transactions closed by agents they have attracted to the Company, subject to defined qualification requirements. Payments under the plan are funded from the Company’s portion of transaction commissions and are recorded as commissions and other agent-related costs in the consolidated statements of comprehensive income (loss).

Advertising and marketing costs

Advertising and marketing costs are generally expensed in the period incurred. Advertising and marketing expenses are included in the sales and marketing expense line item on the accompanying consolidated statements of comprehensive income (loss). For the years ended December 31, 2025, 2024 and 2023, the Company incurred advertising and marketing expenses of $10,555, $11,908 and $12,056, respectively.

Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between financial reporting and tax basis of assets and liabilities, measured using enacted tax rates expected to apply when the differences reverse. Deferred tax assets are recorded when realization is considered more likely than not, and a valuation allowance is established when necessary. Uncertain tax positions are recognized when it is more likely than not that the position will be sustained, measured as the largest amount of benefit more than 50% likely to be realized upon settlement.

Comprehensive income (loss)

The Company’s only components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments.

Accounting pronouncements

The Company has adopted all new accounting standards currently in effect and does not believe that any recently issued standards will have a material impact on its financial statements.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, which simplifies the application of the Current Expected Credit Loss (“CECL”) model for short-term assets. The update provides a practical expedient allowing entities to assume that current economic conditions at the balance sheet date will remain constant over the remaining short life of accounts receivable and contract assets, rather than requiring complex macroeconomic forecasting. This standard is effective for the Company beginning January 1, 2026, with early adoption permitted. The adoption of this standard is expected to streamline the financial reporting process and eliminate the need for complex macroeconomic modeling on its short-term commission-related receivables.

In September 2025, the FASB issued ASU 2025-06 to modernize software cost accounting. The amendments remove the traditional project stages to better align with agile and iterative development cycles. Capitalization now begins when management authorizes the project and it is "probable to complete." The standard is effective for the Company for fiscal years beginning after

December 15, 2027, with early adoption permitted. The Company anticipates that the adoption of this standard will better align its accounting for internal-use software with its agile development environment and while it is still evaluating the full impact, the update is expected to increase the level of judgment required in determining the commencement of capitalization and may result in a greater portion of development costs being expensed in the earlier stages of its technology projects.

In December 2025, the FASB issued ASU 2025-11 to improve the navigability of interim financial statement disclosures. The update provides a centralized list of required interim disclosures and introduces disclosure principles requiring entities to report significant events occurring since the previous year end that have a material impact. While the ASU clarifies what must be disclosed, it is not intended to significantly change existing reporting volume for SEC filers. The standard is effective for the Company’s interim periods beginning January 1, 2028, and early adoption is permitted. As a result, the Company expects the adoption this standard to enhance the consistency and navigability of its quarterly filings through the application of the new centralized disclosure framework, though it does not anticipate that the adoption of this update will have a material impact on its consolidated financial position or results of operations.

In December 2025, the FASB issued ASU 2025-12 as part of its ongoing project to clarify and correct various sections of the Accounting Standards Codification. Key improvements in this update include clarifications on the calculation of diluted earnings per share (“EPS”) during loss periods and the accounting for treasury stock retirements. The amendments are effective for the Company beginning January 1, 2027, and may be applied either prospectively or retrospectively depending on the specific issue within the update. The Company is currently evaluating the impact of these clarifications on its reporting processes but expects that the adoption of this standard will primarily result in refined calculations of diluted EPS during periods of net loss and provide a more standardized approach to its treasury stock accounting without significantly altering its overall financial position.

3.	DISCONTINUED OPERATIONS

In 2023, In accordance with ASC 205-20, the Company determined that Virbela was no longer continuing operations, and the results of the Virbela business have been presented as discontinued operations in the consolidated statements of comprehensive income (loss) and, as such, have been excluded from continuing operations. In the fourth quarter of 2024, the Company completed the disposition of Virbela. The following table presents the information for Virbela’s operations for the years ended December 31, 2024 and 2023 (in thousands).

INCOME STATEMENT OF DISCONTINUED OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Revenues	$ -	$ 652	$ 7,284
Operating expenses
Cost of revenue	-	3,083	3,156
General and administrative expenses	-	3,139	10,804
Technology and development expenses	-	322	1,003
Sales and marketing expenses	-	(2)	100
Impairment expense	-	-	9,203
Total operating expenses	-	6,542	24,266
Operating income (loss)	-	(5,890)	(16,982)
Other (income) expense
Other (income) expense, net	-	(278)	(31)
Total other (income) expense, net	-	(278)	(31)
Income (loss) before income tax expense	-	(5,612)	(16,951)
Income tax benefit (expense)	-	1,133	4,445
Net income (loss) from discontinued operations	$ -	($ 4,479)	($ 12,506)
4.
4.	FAIR VALUE MEASUREMENT

The Company holds funds in a money market account, which are considered Level 1 assets. The Company values its money market funds at fair value on a recurring basis.

As of December 31, 2025 and 2024, the fair value of the Company’s money market funds was $12,397 and $38,344, respectively.

The Company holds investments in equity securities without readily determinable fair values, accounted for under the measurement alternative in accordance with ASC 321. As of December 31, 2025, the carrying value of these investments was $12,235, reflecting an initial acquisition of $11,000 in the first quarter of 2025 and a subsequent capital contribution during the third and fourth quarter of 2025. There were no transfers between levels of the fair value hierarchy, and the Company held no Level 2 financial instruments during the periods presented.

5.	PREPAIDS AND OTHER ASSETS

Prepaids and other assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid expenses	$ 6,612	$ 7,817
Prepaid insurance	4,723	2,686
Other assets (includes inventory)	3,232	1,189
Total prepaid expenses	$ 14,567	$ 11,692

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Computer hardware and software	$ 53,849	$ 44,079
Furniture, fixture, and equipment	2,206	2,205
Total depreciable property and equipment	56,055	46,284
Less: accumulated depreciation	(42,184)	(35,262)
Depreciable property and equipment, net	13,871	11,022
Assets under development	443	593
Property and equipment, net	$ 14,314	$ 11,615

For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $6,870, $7,835 and $8,352, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were:

	December 31, 2025	December 31, 2024
Goodwill	$ 17,226	$ 16,982
Acquisitions	-	3,737
Impairments	-	(2,386)
Currency translation impact	646	(1,107)
Total goodwill	$ 17,872	$ 17,226

The Company performed its annual goodwill impairment testing in the fourth quarter of 2025 and 2024. In 2024, the Company determined that the goodwill associated with SUCCESS® was impaired. The Company recognized goodwill impairment charge of $2,386 for the year ended December 31, 2024.

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

Definite-lived intangible assets were as follows:

	December 31, 2025
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Trade name	$ 2,068	($ 1,262)	$ -	$ 806
Existing technology	5,996	(4,871)	-	1,125
Non-competition agreements	476	(368)	-	108
Customer relationships	2,011	(1,051)	-	960
Licensing agreement	210	(210)	-	-
Intellectual property	1,453	(31)	-	1,422
Total intangible assets	$ 12,214	($ 7,793)	$ -	$ 4,421

	December 31, 2024
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Trade name	$ 2,042	($ 943)	$ -	$ 1,099
Existing technology	5,349	(2,564)	-	2,785
Non-competition agreements	461	(272)	-	189
Customer relationships	2,560	(503)	(549)	1,508
Licensing agreement	210	(210)	-	-
Intellectual property	3,448	(578)	(1,995)	875
Total intangible assets	$ 14,070	($ 5,070)	($ 2,544)	$ 6,456

For the years ended December 31, 2025, 2024 and 2023, amortization expense for definite-lived intangible assets was $2,692, $2,454, and $2,540, respectively.

As part of the Company’s annual assessment, the Company also reviews the useful lives of its amortizable intangible assets and determines if there should be any change to the amortization period. In 2024, for amortizable intangible assets related to SUCCESS®, the Company recognized an impairment loss related to the net book value of the customer lists of $549 and content of $1,995.

In 2025, there was no impairment of goodwill or intangible assets, and there was no change to the useful lives of amortizable intangible assets.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
Commissions payable	$ 73,474	$ 58,984
Payroll payable	7,635	7,619
Taxes payable	3,791	3,999
Stock liability awards	5,782	5,045
Other accrued expenses	17,526	10,014
	$ 108,208	$ 85,661

9.	STOCKHOLDERS’ EQUITY

The following table represents a reconciliation of the Company’s issued common stock shares for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Common stock:
Balance, beginning of period	195,028,207	183,606,708	171,656,030
Shares issued for stock options exercised	82,936	380,919	832,993
Agent growth incentive stock-based compensation	2,802,114	1,787,280	2,219,881
Agent equity stock-based compensation	9,872,505	9,253,300	8,897,804
Balance, end of period	207,785,762	195,028,207	183,606,708

Dividends

The Company declared and paid dividends of $0.05 quarterly in 2025 and 2024. The Company declared and paid dividends of  $0.045 in each of the first and second quarters of 2023, $0.05 in each of the third and fourth quarters of 2023. Dividends are declared at the discretion of the Board and are based on various factors, including the Company’s financial condition, results of operations, capital requirements, and market conditions. The total cash dividends paid during each of these years were funded from available cash and were recorded as reductions to accumulated earnings (deficit).

2024 Equity Incentive Plan

The eXp World Holdings, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) is a stockholder-approved plan that provides for broad-based equity grants to service providers, including employees, directors, agents, and consultants, and permits the granting of restricted stock units (“RSUs”), stock grants, performance-based awards, stock options and stock appreciation rights. RSUs granted under the 2024 Plan generally vest over four years, based on continued services, and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. All RSUs granted under the 2024 Plan have dividend equivalent rights, which entitle holders of RSUs to the same dividend value per share as holders of common stock. A maximum of approximately 150 million shares were authorized for issuance pursuant to 2024 Plan awards at the time the plan was approved on May 13, 2024.

The Company’s stockholder approved equity programs described below are administered under the 2024 Plan, beginning in September 2024. Prior to that time, the equity programs were administered under the eXp World Holdings, Inc. 2015 Equity Incentive Plan which has since terminated. The purpose of the 2024 Plan is to retain the services of valued employees, directors, officers, agents and consultants and to incentivize such persons to make contributions to the Company and motivate excellent performance.

2015 Equity Incentive Plan

The eXp World Holdings, Inc. 2015 Equity Incentive Plan, as amended and restated (the “2015 Plan”), is a stockholder-approved plan that provided for broad-based equity grants to service providers, including employees, directors, agents, and consultants. The 2015 Plan permitted the granting of the same types of equity awards with substantially the same terms as the 2024 Plan. In the third quarter of 2024, the Company terminated the authority to grant new awards under the 2015 Plan.

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

For the years ended December 31, 2025, 2024 and 2023, the Company issued 9,872,505, 9,253,300 and 8,897,804 shares of common stock, respectively, to agents and brokers for $98,149, $111,278 and $135,226, respectively, net of discount, attributable to the AEP.

Agent Growth Incentive Program (“AGIP”)

The Company administers AGIP whereby agents and brokers become eligible to receive awards of the Company’s common stock through agent attraction and performance benchmarks. The incentive program encourages greater performance and awards agents with common stock based on achievement of performance milestones. Awards typically vest after performance benchmarks are reached and three years of subsequent service is provided to the Company. Share-based performance awards are based on a fixed-dollar amount of shares once performance metrics are achieved. As such, the awards are classified as liabilities until the number of share awards becomes fixed once the performance metric is achieved.

For the years ended December 31, 2025, 2024 and 2023, the Company’s stock compensation attributable to the AGIP was $37,222, $36,998 and $43,178, respectively. The amount of stock compensation attributable to liability classified awards was $2,736, $2,251 and $3,832 for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the total unrecognized compensation costs associated with these awards, where the performance metric has been achieved and the number of shares awarded are fixed, was $59,896, which is expected to be recognized over a weighted-average period of approximately 2.02 years.

The following table illustrates changes in the Company’s stock compensation liability, included in accrued liabilities for the periods presented:

Amount
Balance, December 31, 2023	$ 5,000
Stock grant liability increase year to date	2,251
Stock grants reclassified from liability to equity year to date	(2,206)
Balance, December 31, 2024	$ 5,045
Stock grant liability increase year to date	2,736
Stock grants reclassified from liability to equity year to date	(1,999)
Balance, December 31, 2025	$ 5,782

The following table illustrates the Company’s stock activity for the AGIP for stock awards where the performance metric has been achieved for the following periods:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2023	6,875,289	$ 17.80
Granted	4,472,988	12.22
Vested and issued	(1,773,129)	22.99
Forfeited	(1,720,193)	15.93
Balance, December 31, 2024	7,854,955	$ 13.80
Granted	5,490,988	10.06
Vested and issued	(2,715,482)	13.65
Forfeited	(1,355,254)	12.66
Balance, December 31, 2025	9,275,207	$11.74

Activity related to Other Restricted Stock Units (“RSUs”), which was previously included in the AGIP stock activity table for prior years, is now presented independently in the Other Restricted Stock Units section below.

Other Restricted Stock Units

RSUs may be granted to directors, officers, certain employees and consultants. Each RSU represents the right to receive one share of the Company’s common stock upon vesting, subject to time-based and/or performance-based restrictions. RSUs typically vest over a three-year period with equal and periodically graded vesting or cliff vesting, as applicable. The fair value of RSUs granted is determined based on the closing market price of the Company's common stock on the grant date. The total fair value of RSUs is recognized as stock-based compensation expense over the vesting period, with adjustments for estimated forfeitures.

For the years ended December 31, 2025, 2024 and 2023, the Company's stock compensation attributable to these RSUs was $1,142, $267 and $0, respectively.

As of December 31, 2025, the total unrecognized compensation costs associated with these RSUs was $2,877, which is expected to be recognized over a weighted-average period of approximately 2.21 years.

The following table illustrates the Company’s RSU activity for the following periods:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2023	-	$ -
Granted	115,574	12.89
Vested and issued	(14,151)	12.06
Forfeited	-	-
Balance, December 31, 2024	101,423	$ 13.00
Granted	300,410	10.13
Vested and issued	(86,632)	11.02
Forfeited	(20,508)	12.34
Balance, December 31, 2025	294,693	$10.71

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options generally have time-based restrictions with equal and periodically graded vesting over a three-year period.

The fair value of the options issued is calculated using a Black-Scholes-Merton option-pricing model with the following assumptions:

	2025	2024	2023
Expected term	5 years	5 years	5 - 6 years
Expected volatility	68.69% - 74.72%	73.51% - 74.29%	73.64% - 76.78%
Risk-free interest rate	3.54% - 4.41%	3.48% - 4.61%	3.28% - 4.86%
Dividend yield	1.76% - 2.24%	1.39% - 1.99%	0.72% - 1.64%

The following table illustrates the Company’s stock option activity for the following periods:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual Term
	Options	Exercise Price	Intrinsic Value	(Years)
Balance at December 31, 2023	6,198,544	$ 14.23	$ 3.62	7.29
Granted	1,012,111	11.74	-	9.19
Exercised	(380,919)	5.29	5.79	—
Forfeited	(959,539)	18.84	0.05	—
Expired	(300,052)	23.60	0.04	—
Balance at December 31, 2024	5,570,145	$ 13.09	$ 1.17	6.97
Granted	557,664	10.15	-	8.95
Exercised	(82,936)	5.22	5.34	—
Forfeited	(763,475)	14.39	0.08	—
Expired	(118,165)	14.23	0.02	—
Balance at December 31, 2025	5,163,233	$ 12.72	$ 0.36	6.14
Exercisable at December 31, 2025	3,798,468	$ 12.93	$ 0.50	5.27
Vested at December 31, 2025	3,798,468	$ 12.93	$ 0.50	5.27

		Weighted
		Average
	Options	Exercise Price
Range of stock option exercise prices at December 31, 2025:
$0.01 - $10.00 (average remaining life - 4.52 years)	2,261,770	$ 8.91
$10.01 - $30.00 (average remaining life - 7.5 years)	2,678,741	$ 13.91
$30.01 - $60.00 (average remaining life - 5.4 years)	222,722	$ 38.14

The grant date fair value of options to purchase common stock is recorded as stock-based compensation over the vesting period. As of December 31, 2025, unrecognized compensation cost associated with the Company’s outstanding stock options was $7,811, which is expected to be recognized over a weighted-average period of approximately 0.75 years.

Stock Repurchase Program

During 2025, the Company repurchased 5,840,961 shares of its common stock for $56.2 million. The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares and it limits the Company’s aggregate repurchases to $1.0 billion. Under the programs, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For accounting purposes, common stock repurchased under the stock repurchase programs is recorded based upon the trade date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding. The following table shows the changes in treasury stock shares for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Treasury stock:
Balance, beginning of period	40,894,822	28,937,671	18,816,791
Repurchases of common stock	5,840,961	11,957,151	10,110,152
Forfeiture to treasury stock for acquisition	-	-	10,728
Balance, end of period	46,735,783	40,894,822	28,937,671

10.	SEGMENT INFORMATION

Segment information aligns with how the Chief Operating Decision Maker (“CODM”), Glenn Sanford, Chief Executive Officer of eXp World Holdings, Inc., manages the business and allocates resources as three operating segments. The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information, and is (iii) regularly reviewed by the CODM. Once operating segments are identified, the Company performs a quantitative analysis of the current and historic revenues and profitability for each operating segment, together with a qualitative assessment to determine if operating segments have similar operating characteristics. The Company has three operating segments and three reportable segments.

The CODM uses revenues, segment adjusted EBITDA, and operating income (loss) as key metrics to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. The CODM also regularly reviews commissions and other agent-related costs to assess segment performance. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to the Company’s agents. segment adjusted EBITDA for the reportable segments is defined as net income before depreciation and amortization, interest expense, income taxes, stock compensation expense, stock option expense, and other items that are not core to the operating activities of the Company. The Company’s three reportable segments are as follows:

●	North American Realty: includes real estate brokerage operations in the United States and Canada, as well as lead-generation and other real estate support services provided in North America.
●	International Realty: includes real estate brokerage operations in all other international locations.
●	Other Affiliated Services: includes SUCCESS® Magazine and other ancillary ventures.

The Company also reports corporate expenses, as further detailed below, as “Corporate expenses and other” which include expenses incurred in connection with business development support provided to the agents as well as resources, including administrative, brokerage operations and legal functions.

All segments follow the same basis of presentation and accounting policies as those described in Note 2 – Summary of Significant Accounting Policies. The following table provides information about the Company’s reportable segments and a reconciliation of the total segment Revenues to consolidated Revenues. Financial information for the comparable prior periods presented have been revised to conform with the current year presentation.

	Revenues
	Year Ended December 31,
	2025	2024	2023
North American Realty	$ 4,624,913	$ 4,478,293	$ 4,220,063
International Realty	146,930	88,146	53,931
Other Affiliated Services	2,873	6,105	4,802
Commissions reconciliation:
Segment eliminations	(2,405)	(4,872)	(4,975)
Consolidated revenues	$ 4,772,311	$ 4,567,672	$ 4,273,821

	Commissions and other agent-related costs
	Year Ended December 31,
	2025	2024	2023
North American Realty	$ 4,315,316	$ 4,153,113	$ 3,910,851
International Realty	122,061	71,657	43,103
Other Affiliated Services	1,356	2,742	2,448
Commissions reconciliation:
Segment eliminations	-	(2,235)	(2,505)
Consolidated commissions and other agent-related costs	$ 4,438,733	$ 4,225,277	$ 3,953,897

	Adjusted EBITDA
	Year Ended December 31,
	2025	2024	2023
North American Realty	$ 59,753	$ 99,253	$ 91,101
International Realty	(9,933)	(9,481)	(13,657)
Other Affiliated Services	(5,804)	(4,876)	(3,795)
Corporate expenses and other	(10,844)	(9,413)	(8,321)
Consolidated adjusted EBITDA	$ 33,172	$ 75,483	$ 65,328

Income (loss) before income tax expense reconciliation:
Depreciation and amortization expense	9,562	10,289	10,892
Impairment expense	-	4,930	-
Litigation contingency	-	34,000	-
Stock-based compensation expense	38,610	37,285	43,178
Stock option expense	6,466	7,973	10,736
Other (income) expense, net	(1,232)	(3,277)	(2,995)
Consolidated income (loss) before income tax expense	($ 20,234)	($ 15,717)	$ 3,517

	Operating Income (Loss)
	Year Ended December 31,
	2025	2024	2023
North American Realty	$ 9,322	$ 16,468	$ 33,388
International Realty	(11,674)	(10,492)	(14,248)
Other Affiliated Services	(6,153)	(11,615)	(4,590)
Segment Operating Income (Loss)	(8,505)	(5,639)	14,550
Corporate expenses and other	(12,961)	(13,355)	(14,028)
Consolidated Operating Income (Loss)	(21,466)	(18,994)	522

Goodwill
	December 31, 2025	December 31, 2024
North American Realty	$ 17,872	$ 17,226
International Realty	-	-
Other Affiliated Services	-	-
Segment and consolidated total	17,872	17,226

Geographical information

For the years ended December 31, 2025, 2024 and 2023 approximately 13%, 11% and 9%, respectively, of the Company’s total revenue was generated outside of the U.S. Long-lived assets held outside of the U.S. were 10% and 17% as of December 31, 2025 and 2024, respectively.

The Company’s CODM does not use segment assets to allocate resources or to assess the performance of the segments and therefore, total segment assets have not been disclosed.

11.	EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

The following table sets forth the calculation of basic and diluted earnings per share attributable to common stock during the years presented:

Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) from continuing operations	($ 22,714)	($ 16,788)	$ 3,533
Net income (loss) from discontinued operations	$ -	($ 4,479)	($ 12,506)
Net income (loss)	($ 22,714)	($ 21,267)	($ 8,973)
Denominator:
Weighted average shares - basic	156,879,412	153,684,907	153,232,129
Dilutive effect of common stock equivalents	-	-	3,541,399
Weighted average shares - diluted	156,879,412	153,684,907	156,773,528
Earnings per share:
Net income (loss) from continuing operations per share - basic	($ 0.14)	($ 0.11)	$ 0.02
Net income (loss) from discontinued operations per share - basic	$ -	($ 0.03)	($ 0.08)
Net income (loss) per share - basic	($ 0.14)	($ 0.14)	($ 0.06)
Net income (loss) from continuing operations per share - diluted	($ 0.14)	($ 0.11)	$ 0.02
Net income (loss) from discontinued operations per share - diluted	$ -	($ 0.03)	($ 0.08)
Net income (loss) per share - diluted	($ 0.14)	($ 0.14)	($ 0.06)

For the years ended December 31, 2025, 2024 and 2023, total outstanding shares of common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were 3,419,590, 3,698,061 and 820,376, respectively.

12.	INCOME TAXES

Provision for Income Taxes and Effective Tax Rate

The following table provides the components of income (loss) before provision for income taxes from continuing operations by domestic and foreign subsidiaries:

	Year Ended December 31,
	2025	2024	2023
Domestic	($ 31,404)	($ 24,479)	$ 431
Foreign	11,170	8,762	3,086
Total	($ 20,234)	($ 15,717)	$ 3,517

The components of the income tax (benefit) expense from continuing operations are as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	($ 59)	$ 408	$ 301
State	374	1,211	795
Foreign	3,576	3,060	1,789
Total current income tax provision	3,891	4,679	2,885
Deferred
Federal	(1,709)	(2,277)	(1,137)
State	(458)	(573)	(903)
Foreign	756	(758)	(861)
Total deferred income tax benefit	(1,411)	(3,608)	(2,901)
Total income tax (benefit) expense from continuing operations	$ 2,480	$ 1,071	($ 16)

The reconciliation of the provision for income tax (benefit) expense from continuing operations at the United States federal statutory rate compared to the Company's income tax (benefit) expense as reported is as follows, with reconciling items for all periods presented disaggregated by nature and jurisdiction in accordance with the retrospective adoption of ASU 2023-09, Improvements to Income Tax Disclosures, effective January 1, 2025:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	($ 4,249)	21.00%	($ 3,302)	21.00%	$ 739	21.00%

State and Local Income Taxes, Net of Federal Effect(a)	137	(0.68)%	815	(5.18)%	558	15.87%

Foreign Tax Effects	1,861	(9.20)%	951	(6.05)%	(409)	(11.66)%
Canada
Foreign Rate Differential	512	(2.53)%	327	(2.08)%	668	18.98%
Stock Based Compensation	81	(0.40)%	149	(0.95)%	(446)	(12.68)%
Adjustment to Deferred Tax Assets	875	(4.33)%	(17)	0.11%	157	4.46%
Other	-	0.00%	-	0.00%	1	0.01%
Other Foreign Jurisdictions	393	(1.94)%	492	(3.13)%	(789)	(22.44)%

Effect of Changes in Tax Laws or Rates	-	0.00%	-	0.00%	-	0.00%

Effect of Cross-Border Tax	-	0.00%	-	0.00%	-	0.00%

Tax Credits	431	(2.13)%	(2,576)	16.38%	(1,903)	(54.10)%
Research and Development Tax Credit	431	(2.13)%	(2,576)	16.38%	(1,903)	(54.10)%

Change of Valuation Allowance	-	0.00%	-	0.00%	-	0.00%

Nontaxable or Nondeductible Items	4,077	(20.15)%	4,617	(29.37)%	(373)	(10.61)%
Fines/Penalties	345	(1.70)%	-	0.00%	-	0.00%
Non-deductible Legal Settlement	630	(3.11)%	-	0.00%	-	0.00%
Stock Compensation	3,305	(16.34)%	4,675	(29.74)%	(375)	(10.66)%
Other	(203)	1.00%	(58)	0.37%	2	0.05%

Changes in Unrecognized Tax Benefits	217	(1.07)%	652	(4.14)%	475	13.53%

Other	6	(0.03)%	(86)	0.55%	897	25.50%
Effective Tax Rate	2,480	(12.26)%	1,071	(6.81)%	(16)	(0.47)%
(a)	State taxes in Texas and California made up the majority (greater than 50 percent) of the tax effect in this category

The following table provides the income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions in accordance with ASU 2023-09:

	Year Ended December 31,
	2025	2024	2023
Federal	$ 166	$ 608	$ -
State	947	401	831
Foreign	3,484	1,685	1,900
Total	$ 4,597	$ 2,694	$ 2,731

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
State
Texas	$ 322	$ 230	$ 390

Foreign
Canada	$ 2,990	$ 1,612	$ 1,887

The Company has adjusted prior year amounts to remove amounts from discontinued operations.

Deferred tax assets and liabilities from continuing operations consist of the following for the periods presented:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforward	$ 30,238	$ 26,110
Accruals and Reserves	8,392	11,252
Goodwill and Intangibles	984	1,887
Research and Experimental Costs	22,138	19,331
Research and Development Credit	4,605	4,973
Share-based compensation	14,814	14,685
Total gross deferred tax assets	81,171	78,238
Less: Valuation allowance	(542)	(158)
Deferred tax assets, net of valuation allowance	80,629	78,080
Deferred tax liabilities:
Property and equipment	(3,476)	(2,659)
Other	357	353
Total gross deferred tax liabilities	(3,119)	(2,306)
Net deferred tax assets	$ 77,510	$ 75,774

The Company accounts for deferred taxes under ASC Topic 740 – Income Taxes (“ASC 740”), which requires a reduction of the carrying amount of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2025, based on its assessment of the realizability of its net deferred tax assets, the Company concluded that its U.S. federal, and the majority of its foreign net deferred tax assets will more-likely-than-not be fully realized, however certain U.S. State and foreign deferred tax assets will likely not be fully realized.

As of December 31, 2025, the Company had federal, state and foreign net operating losses of approximately $110.9, $84.8 and $11.3, respectively. The full amount of $110.9 of federal net operating loss can be carried forward indefinitely and can offset 80% of future taxable income. Certain state net operating losses will carry forward for a limited number of years and, if not utilized, may begin to expire in 2031. As of December 31, 2025, the Company determined that $14.5 of state net operating loss (“NOL”) will likely expire and recorded $0.3 of valuation allowance. Certain foreign net operating losses will carry forward for a limited number of years and, if not utilized, will begin to expire in 2029. As of December 31, 2025, the Company determined that $1.0 of foreign NOL will likely expire and recorded $0.2 million of valuation allowance. The Company conducted an IRC Section 382 analysis with respect to its net operating loss carryforward and determined there was an immaterial limitation.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to various foreign countries. As of December 31, 2025 the undistributed earnings of the Company's foreign subsidiaries could result in withholding taxes of approximately $1.2, if repatriated.

As of December 31, 2025, the Company had federal and California Research and Development credit carryforwards of approximately $6.3 and $0.8, respectively. The federal credit can be carried forward 20 years and will begin to expire in 2039. The California credit can be carried forward indefinitely.

Uncertain Tax Positions

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

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits - beginning of year	$ 2,573	$ 1,904	$ 1,309
Gross increase for tax positions of prior years	(450)	(39)	63
Gross increase for tax positions of current year	278	708	532
Unrecognized tax benefits - end of year	$ 2,401	$ 2,573	$ 1,904

The unrecognized tax benefits relate to federal and California R&D credits are generated from 2019 through 2025. The total amount of unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, is $2,401 and $2,573 at December 31, 2025 and 2024, respectively. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, the Company did not accrue interest or penalties related to uncertain tax positions. The company does not expect any of the uncertain tax positions to reverse during the next 12 months.

There are no federal or state tax examinations in progress. Because the Company has net operating loss carryforwards, there are open statutes of limitations in which federal taxing authorities may examine the Company's tax returns for all years from December 31, 2012 through the current period. U.S. State taxing authorities may examine the Company's tax returns for all years from December 31, 2015 through the current period and foreign tax authorities may examine the Company's tax return for all years from December 31, 2020 through the current period.

The Company is subject to a wide variety of tax laws and regulations across the jurisdictions where it operates. Regulatory developments from the U.S. or international tax reform legislation could result in an impact to the Company's effective tax rate. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. law. In accordance with ASC 740, the Company evaluated the impact of the legislation on its financial statements, including potential changes to deferred tax assets and liabilities, and the effective tax rate. The Company determined that OBBBA did not have a material impact on its consolidated financial statements. The Company continues to monitor the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by the Organization for Economic Co-operation and Development (OECD) including the legislative adoption of Pillar I and II by countries, and all other tax regulatory changes, to evaluate the potential impact on future periods. The adoption of Pillar Two rules did not have a significant impact on the Company's consolidated financial statements in 2025.

13.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. The outcome of litigation is inherently uncertain. In the opinion of management, and except as set forth below, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.

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

Antitrust Litigation

The Company and its affiliated brokerage entities were among several defendants in eight U.S. and one Canadian putative class action lawsuits alleging that the Company participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of U.S. federal and state antitrust laws and federal Canadian antitrust laws, as applicable, and one U.S. putative class action lawsuit alleging that the Company participated in a system that resulted in buyers of residential property paying inflated home prices as a result of sellers paying inflated buyer broker commissions in violation of federal and Illinois antitrust laws (collectively, the “antitrust litigation”). On December 9, 2024, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Settlement”) with plaintiffs in the U.S. antitrust lawsuit 1925 Hooper LLC, et al. v. The National Association of Realtors et al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division), which was filed on November 22, 2023 against the Company and other U.S. brokerage defendants (the “Hooper Action”). The Settlement resolves all claims set forth in the Hooper Action and similar claims on a nationwide basis against the Company (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the U.S. from the Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34.0 million (not in thousands) (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount is expected to be deposited into the Settlement Fund in installments, of which 50% of the settlement (or $17.0 million (not in thousands)) is to be deposited into the Settlement Fund within 30 business days after preliminary court approval of the Settlement and the final 50% (or $17.0 million (not in thousands)) is to be deposited on or before the one-year anniversary of the initial settlement payment. On May 23, 2025, the United States District Court for the Northern District of Georgia granted preliminary approval of the Settlement. In accordance with the Settlement terms, the Company funded the first $17.0 million (not in thousands) installment into the Settlement Fund during the fiscal quarter ended June 30, 2025. The Company intends to use available cash to pay the remaining Settlement Amount. While management has determined that loss in excess of the Settlement Amount is reasonably possible, it is currently unable to reasonably estimate the possible additional loss or range of possible additional loss because, among other reasons, (i) the settlement is subject to court approval and appeals processes, (ii) further developments in the legal proceedings, including but not limited to motions or rulings, could impact the Company’s exposure; and/or (iii) potential changes in law or precedent could affect the final determination of liability.

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

The Company continues to vigorously defend against the claims in the Canadian putative class action antitrust lawsuit Kevin McFall v. Canadian Real Estate Association, et al., Case No. T-119-24-ID 1 (Federal Court of Canada), filed on January 18, 2024. Management is currently unable to reasonably estimate the possible loss or range of possible loss for the Canadian antitrust litigation because, among other reasons, (i) the proceeding is in preliminary stages, (ii) specific damage amounts have not been sought, (iii) damages sought are, in our opinion, unsupported and/or exaggerated, (iv) there are significant factual issues to be resolved; and/or (v) there are novel legal issues or unsettled legal theories presented. For the Canadian antitrust litigation, we have not recorded any accruals as of December 31, 2025. While the Company does not expect such litigation to have a material adverse effect on our business, results of operations, cash flows or financial condition, due to the complexities inherent in such litigation, including the uncertainty of legal processes and potential developments in the cases, the ultimate liability may differ from current expectations.

Derivative Litigation

Certain current and former directors and officers of the Company were named as defendants, and the Company was named as a nominal defendant, in a derivative lawsuit in the Court of Chancery of the State of Delaware, first filed on September 25, 2024, entitled Los Angeles City Employees’ Retirement System, on behalf of eXp World Holdings, Inc. v. Glenn Sanford, et al. (C.A. No. 2024-0998-KSJM). The lawsuit alleges that certain current and former directors and officers breached fiduciary duties related to the Company’s response to reports of alleged sexual misconduct involving independent contractor real estate agents affiliated with the Company’s subsidiaries and that certain defendants had improper compensation arrangements allowing them to profit from the Company’s revenue share program in connection therewith. The complaint seeks a court declaration of fiduciary duty breaches, disgorgement of profits, damages with interest, injunctive relief for improved oversight of sexual misconduct allegations, and reimbursement of plaintiffs’ costs, including expert and attorney fees. Although the Company does not anticipate that the outcome of such litigation will have a material adverse effect on its business, results of operations, cash flows, or financial condition, the inherent complexities and uncertainties of legal proceedings may result in a liability that differs from current expectations. Management is currently unable to reasonably estimate the possible loss or range of possible loss for this matter because, among other reasons, (i) the proceeding is progressing through preliminary stages, (ii) specific damage amounts have not been sought, (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues or unsettled legal theories presented.

Capital Maintenance Agreements

An indirect subsidiary and unconsolidated joint venture of the Company, SUCCESS® Lending, is a party to Mortgage Warehouse Agreements and related ancillary agreements (the “Credit Agreements”) with JPMorgan Chase Bank and Texas Capital Bank, which each provide SUCCESS® Lending with a revolving warehouse credit line of up to $25 million. It is customary for mortgage businesses like SUCCESS® Lending to obtain warehouse credit lines in order to enable them to close and fund residential mortgage loans for subsequent sale to investors. SUCCESS® Lending will use the borrowing capacity under the Credit Agreements exclusively for such purposes and borrowings will generally be repaid with the proceeds received from the sale of mortgage loans.

In connection with the Credit Agreements, the Company has entered into Capital Maintenance Agreements with each of JPMorgan Chase Bank and Texas Capital Bank whereby the Company agrees to provide certain funds necessary to ensure that SUCCESS® Lending is at all times in compliance with its financial covenants under the Credit Agreements. The Company’s capital commitment liability under the Capital Maintenance Agreement with JPMorgan Chase Bank is limited to $2.0 million. The Company’s capital commitment liability under the Capital Maintenance Agreement with Texas Capital Bank is limited to $1.25 million. The Credit Agreements represent off-balance sheet arrangements for the Company.

14.	DEFINED CONTRIBUTION SAVINGS PLAN

The Company offers a defined contribution savings plan to provide eligible employees with a retirement benefit that permits eligible employees the opportunity to actively participate in the process of building a personal retirement fund. The Company sponsors the defined contribution savings plan. The Company matches a portion of contributions made by participating employees. For the years ended December 31, 2025, 2024 and 2023, the Company's costs for contributions to this plan were $4,536, $4,569, and $4,763, respectively.

15.	SUBSEQUENT EVENTS

Quarterly Cash Dividend

On February 10, 2026, the Board approved a cash dividend of $0.05 per common share expected to be paid on March 27, 2026 to stockholders of record on March 9, 2026.The ex-dividend date is expected to be on or around March 6, 2026. The dividend will be paid in cash.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of its financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management, including its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. Deloitte and Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of its internal control over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably believed to be likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Principal Executive Officer, the Principal Financial Officer and the Principal Accounting Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of eXp World Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of eXp World Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 24, 2026

Item 9B.	OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended December 31, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, agents, brokers, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report.

The other information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of stockholders (the “2026 Proxy Statement”) and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. See Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

(a)(2) Financial Statements Schedule. All other schedules have been omitted because they are inapplicable, not required or because the information is presented in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report or are incorporated herein by reference.

EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, effective February 21, 2023	10-K	3.1	2/28/2023
3.2	Restated Bylaws, effective January 13, 2022	10-K	3.2	2/28/2023
4.1	Description of Securities	10-K	4.1	2/20/2025
10.13*	U.S. Form of eXp Realty, LLC Independent Contractor Agreement	NA	NA	NA
10.14*	U.S. Form of eXp Realty, LLC Policies & Procedures	NA	NA	NA
10.15*	U.S. Form of 2024 Agent Equity Program Participation Election Form	NA	NA	NA
10.16†	Offer Letter, dated as of March 12, 2019, by and between eXp Realty, LLC and James (Jim) Bramble	10-K	10.15	2/20/2025
10.17†	Offer Letter, dated as of May 21, 2022, by and between eXp Realty, LLC and Leonardo (Leo) Pareja	10-K	10.17	2/20/2025
10.18†	Description of Compensation Terms with Chief Financial Officer, effective as of June 30, 2025, by and between eXp World Holdings, Inc. and Jesse Hill	10-Q	10.1	7/31/2025
10.19†	Offer Letter, dated as of March 6, 2020, by and between eXp Realty, LLC and Jian (Kent) Cheng	10-K	10.16	2/20/2025
10.20†	Offer Letter amendment, by and between Kent Cheng and eXp World Holdings, dated as of March 5, 2025	8-K	10.1	3/7/2025
10.21†	U.S. Form of Notice of Restricted Stock Unit Grant (2015 Equity Incentive Plan)	10-Q	10.10	5/6/2025
10.22†	2024 Equity Incentive Plan of eXp World Holdings, Inc.	DEF14C	NA	3/10/2025
10.23†	U.S. Form of Notice of Stock Option Grant (2024 Equity Incentive Plan)	10-Q	10.12	5/6/2025
10.24†	U.S. Form of Notice of Restricted Stock Unit Grant (2024 Equity Incentive Plan)	10-Q	10.13	5/6/2025
10.25	Settlement Agreement, dated December 9, 2024, by and among eXp World Holdings, Inc. and its subsidiaries, eXp Realty, LLC, eXp Realty of California, Inc., eXp Realty of Southern California, Inc., eXp Realty of Greater Los Angeles, Inc., and eXp Realty of Northern California, Inc. and Plaintiffs 1925 Hooper LLC, Robert J. Arko and Andrew M. Moore	8-K	10.1	1/8/2025
14.1*	Code of Business Conduct and Ethics	NA	NA	NA
19.1	Insider Trading Policy	10-K	19.1	2/20/2025
21.1*	Subsidiaries of the Registrant	NA	NA	NA
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	NA	NA	NA
24.1*	Power of Attorney (included on signature page hereto)	NA	NA	NA
31.1*	Certification of the Chief Executive pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	NA	NA	NA

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
31.2*

Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eXp World Holdings, Inc.
(Registrant)

Date: February 24, 2026	/s/ Glenn Sanford
Glenn Sanford
Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2026	/s/ Jesse Hill
Jesse Hill
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Glenn Sanford and Jesse Hill, severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GLENN SANFORD	Chief Executive Officer and Chairman of the Board	February 24, 2026
Glenn Sanford	(Principal Executive Officer)

/s/ JESSE HILL	Chief Financial Officer	February 24, 2026
Jesse Hill	(Principal Financial Officer)

/s/ JAMES BRAMBLE	Chief Legal Counsel and Corporate Secretary	February 24, 2026
James Bramble

/s/ RANDALL MILES	Director	February 24, 2026
Randall Miles

/s/ DAN CAHIR	Director	February 24, 2026
Dan Cahir

/s/ MONICA WEAKLEY	Director	February 24, 2026
Monica Weakley

/s/ PEGGIE PELOSI	Director	February 24, 2026
Peggie Pelosi

/s/ FRED REICHHELD	Director	February 24, 2026
Fred Reichheld