Form 10-Q
period 2026-03-31
eXp World Holdings, Inc.
filed 2026-05-11
CIK 1495932

tota

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 001-38493

EXP WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0681092
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2219 Rimland Drive, Suite 301, Bellingham, WA	98226
(Address of principal executive offices)	(Zip Code)
(360) 685-4206
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Trading Symbol)	(Name of each exchange on which registered)
Common Stock, $0.00001 par value per share	AGNT	The Nasdaq Stock Market

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

Yes ☐    No ☒

There were 164,323,924 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of March 31, 2026.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”), including the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Part I, Item 2 herein, contains statements that are not historical facts and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions of future events. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions of the future. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, include, but are not limited to:

●	the impact of macroeconomic conditions on the strength of the residential real estate market;
●	the impact of monetary policies of the U.S. federal government and its agencies on our operations;
●	the impact of changes in consumer attitudes on home sale transaction volume;
●	the impact of excessive or insufficient home inventory supply on home sale transaction value;
●	our ability to retain and attract additional qualified personnel;
●	changes in tax laws and regulations that may have a material adverse effect on our business;
●	our ability to protect our intellectual property rights;
●	the impact of security breaches, interruptions, delays and failures in our systems and operations on our business;
●	financial condition and reputation;
●	our ability to predict the demand or growth of our new products and services;
●	our ability to maintain our agent growth rate;
●	the impact of adverse outcomes in litigation and regulatory actions against us and other companies and agents in our industry on our business, including the outcome of any settlements related to those actions; and
●	the effect of inflation and continuing high interest rates on real estate transaction values and our operating results, profits and cash flows.

Other factors not identified above, including those described under the heading “Risk Factors” in Part I, Item 1A of this Quarterly Report, and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 122,149	$ 124,245
Restricted cash	68,210	57,218
Accounts receivable, net of allowance for credit losses of $2,539 and $2,690, respectively	123,176	108,838
Prepaids and other assets	15,142	14,567
TOTAL CURRENT ASSETS	328,677	304,868
Property and equipment, net	15,149	14,314
Other noncurrent assets	23,106	23,495
Intangible assets, net	3,413	4,421
Deferred tax assets, net	79,186	77,510
Goodwill	17,635	17,872
TOTAL ASSETS	$ 467,166	$ 442,480

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 13,529	$ 14,613
Customer deposits	68,224	57,204
Accrued expenses	110,753	108,208
Litigation contingency	17,000	17,000
Other current liabilities	1,760	2,676
TOTAL CURRENT LIABILITIES	211,266	199,701
TOTAL LIABILITIES	211,266	199,701
EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 211,059,707 issued and 164,323,924 outstanding at March 31, 2026 and 207,785,762 issued and 161,049,979 outstanding at December 31, 2025	2	2
Additional paid-in capital	1,133,497	1,105,434
Treasury stock, at cost: 46,735,783 shares held at March 31, 2026 and December 31, 2025	(742,879)	(742,879)
Accumulated earnings (deficit)	(134,690)	(121,622)
Accumulated other comprehensive income (loss)	(30)	1,844
TOTAL EQUITY	255,900	242,779
TOTAL LIABILITIES AND EQUITY	$ 467,166	$ 442,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues	$ 1,005,541	$ 954,906
Commissions and other agent-related costs	930,194	878,771
Gross profit	75,347	76,135
Operating expenses
General and administrative expenses	64,213	66,871
Technology and development expenses	17,595	16,805
Sales and marketing expenses	2,327	2,835
Total operating expenses	84,135	86,511
Operating income (loss)	(8,788)	(10,376)
Other (income) expense
Other (income) expense, net	(268)	(943)
Equity in (income) losses of unconsolidated affiliates	130	(80)
Other (income) expense, net	(138)	(1,023)
Income (loss) before income tax expense	(8,650)	(9,353)
Income tax (benefit) expense	(3,552)	1,671
Net income (loss)	($ 5,098)	($ 11,024)
Earnings (loss) per share
Basic, net income (loss)	($ 0.03)	($ 0.07)
Diluted, net income (loss)	($ 0.03)	($ 0.07)
Weighted average shares outstanding
Basic	162,017,200	154,738,167
Diluted	162,017,200	154,738,167
Comprehensive income (loss):
Net income (loss)	($ 5,098)	($ 11,024)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(1,874)	313
Comprehensive income (loss)	($ 6,972)	($ 10,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Common stock:
Balance, beginning of period	$ 2	$ 2
Balance, end of period	2	2
Treasury stock:
Balance, beginning of period	(742,879)	(686,680)
Repurchases of common stock	-	(4,982)
Balance, end of period	(742,879)	(691,662)
Additional paid-in capital:
Balance, beginning of period	1,105,434	962,758
Shares issued for stock options exercised	21	300
Agent growth incentive stock-based compensation	8,106	7,497
Agent equity stock-based compensation	18,555	20,756
Other stock-based compensation	1,381	1,853
Balance, end of period	1,133,497	993,164
Accumulated earnings (deficit):
Balance, beginning of period	(121,622)	(68,135)
Net income (loss)	(5,098)	(11,024)
Dividends declared and paid ($0.05 per share of common stock)	(7,970)	(7,602)
Balance, end of period	(134,690)	(86,761)
Accumulated other comprehensive income (loss):
Balance, beginning of period	1,844	(3,076)
Foreign currency translation gain (loss)	(1,874)	313
Balance, end of period	(30)	(2,763)
Total equity	$ 255,900	$ 211,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXP WORLD HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	($ 5,098)	($ 11,024)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	1,679	1,945
Amortization expense - intangible assets	643	616
Credit (benefit) losses on receivables/bad debt on receivables	(151)	605
Equity in loss of unconsolidated affiliates	165	(80)
Agent growth incentive stock-based compensation expense	9,073	8,119
Other stock-based compensation	1,446	1,853
Agent equity stock-based compensation expense	18,555	20,756
Deferred income taxes, net	(1,675)	(1,509)
Changes in operating assets and liabilities:
Accounts receivable	(14,023)	(15,808)
Prepaids and other assets	(575)	(2,963)
Customer deposits	11,020	11,685
Accounts payable	(1,083)	(369)
Accrued expenses	1,512	25,828
Other operating activities	(917)	184
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,571	39,838
INVESTING ACTIVITIES
Purchases of property and equipment	(2,514)	(2,553)
Investments in unconsolidated affiliates	60	(11,244)
Capitalized software development costs in intangible assets	365	(450)
NET CASH USED IN INVESTING ACTIVITIES	(2,089)	(14,247)
FINANCING ACTIVITIES
Repurchase of common stock	-	(4,982)
Proceeds from exercise of options	21	300
Dividends declared and paid	(7,970)	(7,602)
NET CASH USED IN FINANCING ACTIVITIES	(7,949)	(12,284)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1,637)	329
Net change in cash, cash equivalents and restricted cash	8,896	13,636
Cash, cash equivalents and restricted cash, beginning balance	181,463	168,588
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 190,359	$ 182,224
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	1,397	1,480
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchases in accounts payable	177	214

The accompanying notes are an integral part of these condensed consolidated financial statements.

eXp World Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or as noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

eXp World Holdings, Inc. (the “Company” or “eXp”) operates a cloud-based real estate brokerage and provides related services supporting real estate agents, brokers, and entrepreneurs across North America and international markets through three reportable segments: North American Realty, International Realty, and Other Affiliated Services.

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), expressed in U.S. dollars, and the Company’s fiscal year ends on December 31. The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires the use of management estimates.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s 2025 Annual Report.

In management’s opinion, these interim financial statements reflect all normal recurring adjustments necessary for a fair presentation and are not necessarily indicative of results expected for the full year ending December 31, 2026.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a variable interest of which the Company is the primary beneficiary. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or does not exercise control over the operations and has less than 50% ownership, it will use the equity or cost method of accounting for investments.

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

Investments in Equity Securities

We hold investments in certain equity securities that do not have readily determinable fair values and for which we do not exercise significant influence. These investments qualify for and are accounted for using the measurement alternative under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 321, Investments (“ASC 321”).

Use of Estimates

Preparing financial statements under U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Key areas requiring estimates include credit losses, legal contingencies, revenue recognition, stock-based compensation, and deferred tax assets.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown on the condensed consolidated statements of cash flows.

	Cash and cash equivalents	Restricted cash	Total
Balance, March 31, 2025	$ 115,655	$ 66,569	$ 182,224
Balance, December 31, 2025	$ 124,245	$ 57,218	$ 181,463
Balance, March 31, 2026	$ 122,149	$ 68,210	$ 190,359

3.	EXPECTED CREDIT LOSSES

The Company evaluates expected credit losses using an aging schedule and records an allowance when amounts are determined to be uncollectible.

As of March 31, 2026 and December 31, 2025, the Company recognized expected credit losses of $47 and $82, respectively.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Computer hardware and software	$ 54,885	$ 53,849
Furniture, fixture, and equipment	2,206	2,206
Total depreciable property and equipment	57,091	56,055
Less: accumulated depreciation	(43,846)	(42,184)
Depreciable property and equipment, net	13,245	13,871
Assets under development	1,904	443
Property and equipment, net	$ 15,149	$ 14,314

For the three months ended March 31, 2026 and 2025, depreciation expense was $1,679 and $1,945, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $17,635 as of March 31, 2026 and $17,872 as of December 31, 2025. As of March 31, 2026, the Company recorded cumulative translation adjustment of $(237) related to Canadian goodwill.

Definite-lived intangible assets, net consisted of the following:

	March 31, 2026
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$ 2,059	($ 1,329)	$ 730
Existing technology	5,632	(5,294)	338
Non-competition agreements	470	(370)	100
Customer relationships	2,011	(1,188)	823
Licensing agreement	210	(210)	-
Intellectual property	1,453	(31)	1,422
Total intangible assets	$ 11,835	($ 8,422)	$ 3,413

	December 31, 2025
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$ 2,068	($ 1,262)	$ 806
Existing technology	5,996	(4,871)	1,125
Non-competition agreements	476	(368)	108
Customer relationships	2,011	(1,051)	960
Licensing agreement	210	(210)	-
Intellectual property	1,453	(31)	1,422
Total intangible assets	$ 12,214	($ 7,793)	$ 4,421

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended March 31, 2026 and 2025 was $643 and $616, respectively.

6.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended March 31,
	2026	2025
Common stock:
Balance, beginning of period	207,785,762	195,028,207
Shares issued for stock options exercised	7,894	56,412
Agent growth incentive stock-based compensation	632,274	446,657
Agent equity stock-based compensation	2,610,047	2,004,995
Other stock-based compensation	23,730	-
Balance, end of period	211,059,707	197,536,271

Dividends

During the three months ended March 31, 2026, cash dividends paid totaled $7,970. The Board currently intends to continue paying quarterly dividends. However, payment of cash dividends is at the discretion of the Board in accordance with applicable law after considering various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will pay any future dividends to our common stockholders, or as to the amount of any such dividends.

Stock Compensation Programs

Related to the Agent Equity Program, during the three months ended March 31, 2026 and 2025, the Company issued shares of the Company’s common stock to agents and brokers with a value of $18,555 and $20,756, respectively, inclusive of discount.

Related to the Agent Growth Incentive Program (“AGIP”), during the three months ended March 31, 2026 and 2025 the Company’s stock-based compensation expense was $9,073 and $7,922, respectively, of which the total amount of stock-based compensation attributable to liability classified awards was $968 and $622, respectively.

As of March 31, 2026, the total unrecognized compensation costs associated with AGIP, where the performance metric has been achieved and the number of shares awarded are fixed, was $58,412, which is expected to be recognized over a weighted-average period of approximately 2.00 years.

The following table illustrates changes in the Company’s stock-based compensation liability for the periods presented:

Amount
Balance, December 31, 2024	$ 5,045
Stock grant liability increase year to date	2,736
Stock grants reclassified from liability to equity year to date	(1,999)
Balance, December 31, 2025	$ 5,782
Stock grant liability increase year to date	968
Stock grants reclassified from liability to equity year to date	-
Balance, March 31, 2026	$ 6,750

Other Restricted Stock Units (“RSUs”)

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

During the three months ended March 31, 2026 and 2025, the Company's stock compensation attributable to RSUs was $396 and $197, respectively.

As of March 31, 2026, the total unrecognized compensation costs associated with these RSUs was $3,124, which is expected to be recognized over a weighted-average period of approximately 2.14 years.

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options generally have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended March 31, 2026 and 2025, the Company granted 112,510 and 72,845 stock options, respectively, to employees with an estimated grant date fair value of $3.79 and $5.66 per share, respectively. The fair values were calculated using a Black Scholes-Merton option pricing model.

Stock Repurchase Plan

The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares and it limits the Company’s aggregate repurchases to $1.0 billion. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the trade date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding.

During the three months ended March 31, 2026, there were no repurchases of common stock, and no shares were issued from treasury. As of March 31, 2026, and December 31, 2025, the Company held 46,735,783 shares in treasury with a total cost of $743 million.

7.SEGMENT INFORMATION

The following table provides information about the Company’s reportable segments and a reconciliation of the total segment revenues to consolidated revenues, commissions and other agent-related costs, and segment adjusted EBITDA to the consolidated income (loss) before income tax expense (benefit) and goodwill (in thousands).

	Revenues
	Three Months Ended March 31,
	2026	2025
North American Realty	$ 965,103	$ 923,048
International Realty	40,152	31,657
Other Affiliated Services	859	827
Commissions reconciliation:
Segment eliminations	(573)	(626)
Consolidated revenues	$ 1,005,541	$ 954,906

	Commissions and other agent-related costs
	Three Months Ended March 31,
	2026	2025
North American Realty	$ 896,889	$ 852,058
International Realty	33,100	26,373
Other Affiliated Services	205	340
Commissions reconciliation:
Segment eliminations	-	-
Consolidated commissions and other agent-related costs	$ 930,194	$ 878,771

	Operating Income (Loss)
	Three Months Ended March 31,
	2026	2025
North American Realty	($ 1,611)	($ 3,824)
International Realty	(3,016)	(1,921)
Other Affiliated Services	(194)	(1,643)
Segment Operating Income (Loss)	(4,821)	(7,388)
Corporate expenses and other	(3,967)	(2,988)
Consolidated Operating Income (Loss)	(8,788)	(10,376)

	Adjusted EBITDA
	Three Months Ended March 31,
	2026	2025
North American Realty	$ 9,963	$ 7,736
International Realty	(2,421)	(1,615)
Other Affiliated Services	(130)	(1,455)
Corporate expenses and other	(3,359)	(2,509)
Consolidated adjusted EBITDA	$ 4,053	$ 2,157

Income (loss) before income tax expense reconciliation:
Depreciation and amortization expense	2,322	2,561
Stock-based compensation expense	9,073	8,119
Other stock-based compensation expense	1,446	1,853
Other (income) expense, net	(138)	(1,023)
Consolidated income (loss) before income tax expense	($ 8,650)	($ 9,353)

Goodwill
	March 31, 2026	December 31, 2025
North American Realty	$ 17,635	$ 17,872
International Realty	-	-
Other Affiliated Services	-	-
Segment and consolidated total	17,635	17,872

8.EARNINGS PER SHARE

Basic earnings (loss) per share is computed based on net income (loss) attributable to eXp stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings (loss) per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	($ 5,098)	($ 11,024)
Denominator:
Weighted average shares - basic	162,017,200	154,738,167
Dilutive effect of common stock equivalents	-	-
Weighted average shares - diluted	162,017,200	154,738,167
Earnings per share:
Net income (loss) per share - basic	($ 0.03)	($ 0.07)
Net income (loss) per share - diluted	($ 0.03)	($ 0.07)

For three months ended March 31, 2026 and 2025 total outstanding shares of common stock excluded 3,103,669 and 3,424,959 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

9.INCOME TAXES

Our quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. Our provision for income tax expense (benefit) amounted to $(3.6) million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, which represent effective tax rates of 41.1% and (17.9%), respectively. The effective tax rate differs from our statutory rates in both periods primarily due to foreign and domestic mix of earnings, and stock-based compensation.

The Company is subject to a wide variety of tax laws and regulations in the jurisdictions where it operates. U.S. and international tax reform legislation could affect the Company's effective tax rate. The Company continues to monitor the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting (BEPS) framework—including the legislative adoption of Pillar Two and other tax reform legislation by jurisdiction—to evaluate the potential impact on future periods. The Company does not expect the adoption of Pillar Two rules to have a significant impact on its consolidated financial statements in fiscal year 2026.

10.FAIR VALUE MEASUREMENT

The Company holds funds in a money market account, which are considered Level 1 assets. The Company values its money market funds at fair value on a recurring basis.

As of March 31, 2026 and December 31, 2025, the fair value of the Company’s money market funds was $12,507 and $12,397, respectively.

The Company holds investments in equity securities without readily determinable fair values. These investments are accounted for under the measurement alternative method in accordance with ASC 321. As of March 31, 2026, the carrying value of these investments was $12,235. There were no transfers between levels of the fair value hierarchy, and the Company held no Level 2 financial instruments during the periods presented.

11.COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against us that could have a material adverse effect on the business, reputation, results of operations, cash flows or financial condition. Such litigation includes, but is not limited to, actions or claims relating to cyber-attacks, data breaches, the Real Estate Settlement Procedures Act (“RESPA”), the Telephone Consumer Protection Act of 1991 (“TCPA”) and state consumer protection laws, antitrust and anticompetition, worker classification, timely filing required filings with the Securities and Exchange Commission (the “SEC”), stockholder derivative actions, non-compliance with contractual or other legal obligations, and beginning with the May 2026 acquisition of NextHome, franchise laws and regulations, including the Federal Trade Commission’s Franchise Rule (16 C.F.R. Part 436), state franchise disclosure and registration requirements, and franchise relationship laws governing termination, renewal, and transfer rights.

Antitrust Litigation

The Company and its affiliated brokerage entities are among several defendants in certain sell-side and buy-side class action lawsuits, as detailed below.

Sell-Side Class Action Lawsuits

The Company is currently named in eight U.S. and one Canadian putative sell-side class action lawsuits alleging that the Company participated in a system that resulted in sellers of residential property paying inflated buyer broker commissions in violation of U.S. federal and state antitrust laws and federal Canadian antitrust laws, as applicable.

On December 9, 2024, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Settlement”) with plaintiffs in the U.S. antitrust lawsuit 1925 Hooper LLC, et al. v. The National Association of Realtors et al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division), which was filed on November 22, 2023 against the Company and other U.S. brokerage defendants (the “Hooper Action”). The Settlement resolves all claims set forth in the Hooper Action and similar claims on a nationwide basis against the Company (collectively, the “Sell-Side Claims”) and releases the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the U.S. from the Sell-Side Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34.0 million (not in thousands) in two equal installments of $17.0 million (not in thousands) into a qualified settlement escrow fund. The Company funded the first installment during the fiscal quarter ended June 30, 2025. On March 31, 2026, the United States District Court for the Northern District of Georgia granted final approval of the Settlement. However, during the quarter ended March 31, 2026, certain objectors filed a notice of appeal of the final approval to the Eleventh Circuit Court of Appeals. The effectiveness of the settlement agreement is predicated on the outcome of the appeal. Despite the appeal, the remaining $17.0 million (not in thousands) installment is due on or before June 27, 2026, and the Company intends to pay this amount from available cash.

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

Buy-Side Class Action Lawsuit

The Company is currently named in one putative nationwide class action on behalf of home buyers (those who were not also sellers) captioned Batton et al. v. The National Association of Realtors, et al. (U.S. District Court for the Northern District of Illinois Eastern Division), which was filed on November 2, 2023 against the Company and other U.S. brokerage defendants (the “Batton Action”). Plaintiffs in the Batton Action allege that the Company participated in a system that resulted in buyers of residential property paying inflated home prices as a result of sellers paying inflated buyer broker commissions in violation of federal and Illinois antitrust laws. The Company’s motion to dismiss the Batton Action has been denied. As described in the next paragraph, developments in a separate, but related, buy-side action, Tuccori v. At World Properties, et al., United States District Court for the Northern District of Illinois (“Tuccori”), have implications for resolution of the claims asserted against the Company in the Batton Action.

Tuccori, to which the Company was not named as a defendant, is a case that consolidated several purported class actions filed by home buyers. In October 2025, the court preliminarily approved a settlement structure (the “Tuccori Settlement”) which included an opt-in procedure under which other companies subject to home buyer claims could participate in the Tuccori Settlement, subject to preliminary and final court approval. On April 14, 2026, the Company opted into the Tuccori Settlement via an Opt-In Settlement Agreement. The Company anticipates that the Tuccori Settlement will apply to any claims based on any or all of the same factual predicates as those in the Batton Action. While the Company does not expect such litigation to have a material adverse effect on our business, results of operations, cash flows or financial condition, due to the complexities inherent in such litigation, including the uncertainty of legal processes and potential developments in the cases, the ultimate liability may differ from current expectations.

Derivative Litigation

Certain current and former directors and officers of the Company were named as defendants, and the Company was named as a nominal defendant, in a derivative lawsuit in the Court of Chancery of the State of Delaware, first filed on September 25, 2024, entitled Los Angeles City Employees’ Retirement System, on behalf of eXp World Holdings, Inc. v. Glenn Sanford, et al. (C.A. No. 2024-0998-KSJM). The lawsuit alleges that certain current and former directors and officers breached fiduciary duties related to the Company’s response to reports of alleged sexual misconduct involving independent contractor real estate agents affiliated with the Company’s subsidiaries and that certain defendants had improper compensation arrangements allowing them to profit from the Company’s revenue share program in connection therewith. The complaint seeks a court declaration of fiduciary duty breaches, disgorgement of profits, damages with interest, injunctive relief for improved oversight of sexual misconduct allegations, and reimbursement of plaintiffs’ costs, including expert and attorney fees. During the quarter ended March 31, 2026, the Court of Chancery denied the defendants' motion to dismiss. The case will now proceed to discovery. Although the Company does not anticipate that the outcome of such litigation will have a material adverse effect on its business, results of operations, cash flows, or financial condition, the inherent complexities and uncertainties of legal proceedings may result in a liability that differs from current expectations. Management is currently unable to reasonably estimate the possible loss or range of possible loss for this matter because, among other reasons, (i)

the proceeding is progressing through preliminary stages, (ii) specific damage amounts have not been sought, (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues or unsettled legal theories presented.

12.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On April 23, 2026, the Company’s Board declared a dividend of $0.05 per share which is expected to be payable on June 5, 2026, to stockholders of record as of the close of business on May 22, 2026. The ex-dividend date is expected to be on or around May 21, 2026. The dividend will be paid in cash.

NextHome Acquisition

On May 6, 2026, the Company completed the acquisition of NextHome, Inc. (“NextHome”), a national franchised real estate brokerage network. The acquisition represents the Company’s initial entry into the franchised real estate brokerage model. NextHome operates a franchise system through which independent real estate brokerages and agents operate under the NextHome brand pursuant to franchise agreements. The Company will reflect NextHome’s results in its consolidated financial statements beginning in the second quarter of 2026, from the date of acquisition. The initial contribution of NextHome to the Company’s consolidated revenues and results of operations is not expected to be material, though the acquisition introduces a new regulatory framework, including federal and state franchise laws and disclosure requirements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and consolidated financial statements and related notes appearing in our 2025 Annual Report. This MD&A contains forward-looking statements. See the Cautionary Note Regarding Forward-Looking Statements at the beginning of this Quarterly Report for important information regarding such statements, including risks and uncertainties that could cause actual results to differ materially from those expressed or implied. We undertake no obligation to publicly update or revise any forward-looking statements except as may be required by law.

All dollar amounts are in USD thousands except share amounts and per share data and as otherwise noted.

OVERVIEW

The Company operates a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. A substantial portion of our revenue is derived from commissions received by our residential real estate brokerages which provide a full suite of brokerage and adjacent services (such as mortgage, title, and content creation) to our real estate agents and brokers. Our real estate agents and brokers affiliate their real estate licenses with us and operate their businesses utilizing our cloud-based technology platform to enhance their real estate businesses and optimize efficiencies. On May 6, 2026, we expanded our portfolio through the acquisition of NextHome, representing our initial entry into the franchised real estate brokerage model. Through NextHome, we now also serve independent real estate professionals and brokerages who operate under the NextHome franchise system, broadening the range of affiliation models through which agents and brokers can access our ecosystem of services and support. Our enabling and innovative technology platform is a robust suite of cloud-based applications and software services tailored for our real estate agents, brokers, and professionals and targets business operations such as customer relationship management, marketing, client services, and brokerage functionalities. We succeed when our real estate professionals succeed, and we remain focused on being the most agent-centric business on the planet – built by agents, built for agents.

MARKET CONDITIONS AND INDUSTRY TRENDS

Our performance is closely tied to housing market activity, which is influenced by economic conditions such as employment, consumer confidence, mortgage availability, interest rates, and the balance of supply and demand. Periods of economic growth and lower interest rates generally support higher home sales activity, while rising rates, affordability constraints, increased unemployment, or broader economic slowdowns may reduce transaction volumes and pricing. Regulatory developments, geopolitical events, and shifts in consumer sentiment can also affect housing demand.

In the first quarter of 2026, U.S. home sales declined 1% compared to the first quarter of 2025, and home sales prices increased 1.4%, according to the National Association of Realtors (“NAR”). Inventory levels remain constrained, at 4.1 months of supply, consistent with inventory levels in March 2025. These conditions may continue to limit transaction volumes in the near term.

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

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Three Months Ended March 31,
	2026	2025

Performance:
Agent NPS	67	78
Agent count	82,332	81,904
Real estate sales transactions	91,598	89,643
Real estate sales volume	$ 40,747,782	$ 38,641,084
Other real estate transactions	18,820	18,015
Real estate per transaction cost	$ 699	$ 734
Revenues	$ 1,005,541	$ 954,906
Gross profit	$ 75,347	$ 76,135
Operating income (loss)	($ 8,788)	($ 10,376)
Consolidated adjusted EBITDA(1)	$ 4,053	$ 2,157

(1)	Consolidated adjusted EBITDA is a non-U.S. GAAP financial measure. For a definition, reconciliation to net income (loss), and discussion of why management believes this measure is useful, see “Non-U.S. GAAP Financial Measures”.

Agent net promoter score (“aNPS”)

The Company utilizes aNPS as a key metric to measure agent satisfaction. We believe an aNPS above 50 is indicative of excellent agent satisfaction. For the three months ended March 31, 2026, our aNPS was 67, compared to 78 for the same period in 2025. We remain committed to our agent-centric model by enhancing productivity and maintaining high levels of engagement across our global networks.

Agent count

We believe our ability to attract and retain a diverse and professional agent base is a key driver of our long-term success. While our total agent count has experienced recent declines amidst a challenging macroeconomic environment, we remain deeply focused on the retention and support of our agents and teams across all levels of production. The scale of our agent base remains subject to factors beyond our control, including elevated mortgage rates, suppressed transaction volumes, and evolving industry practices. Despite these headwinds, we continue to prioritize a comprehensive value proposition that supports agent productivity, operational efficiency, and long-term professional growth for our entire network.

The number of agents increased in the first three months of 2026, compared to the same period in 2025. We remain committed to retaining our agents in the U.S., Canada, and internationally through the execution of our growth strategies and the end-to-end suite of services we offer our agents.

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

Our real estate sales transactions and volume typically fluctuate with changes in the market’s existing home sales transactions as reported by NAR; however, company-specific initiatives influence the transaction volume and productivity of our agents. For the three months ended March 31, 2026, compared to the same period in 2025, our real estate sales transactions increased 2.2%. For the three months ended March 31, 2026, compared to the same period in 2025, transaction volume increased 5.5%. The improvements in transactions and volume are due to increased agent productivity and increased home sale prices.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by our agents and brokers. The increase in other real estate transactions for the three months ended March 31, 2026 compared to the same period in 2025.

Real estate per transaction cost

Real estate per transaction cost is measured as selling, general and administrative, sales and marketing and technology and development expenses resulting from our services that directly support our agents and brokers, divided by total transactions (real estate sales and other). Real estate per transaction cost decreased (5)% for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to operational efficiency gains from higher transaction units and reduced personnel expenses, employee stock compensation, and marketing expenses.

Revenues

Revenues represent the commission revenue earned by the Company for closed brokerage real estate transactions. The Company’s revenues increased 5% for the three months ended March 31, 2026, compared to same period in 2025, primarily due to higher home sales prices in North America, increased international production, and improved productivity in North America for the first quarter of 2026.

Gross profit

Gross profit in the first quarter of 2026 was $75.3 million compared to $76.1 million in the first quarter of 2025. Gross profit decreased in 2026 due to increased agent commissions, productivity awards, and other agent-related costs due to sales commission capping and lower fees from the reduced number of agents.

Operating Income (Loss)

Operating loss in the first quarter of 2026 was ($8.8) million compared to ($10.4) million in the first quarter of 2025. The decrease in the operating loss in 2026 reflects actions taken to reduce operating costs in the second half of 2025, partially offset by increased legal expenses in connection with the Company’s ongoing efforts to resolve legacy litigation matters, including the NAR settlement and other claims.

Consolidated Adjusted EBITDA

Management reviews consolidated adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. For the three months ended March 31, 2026, consolidated adjusted EBITDA increased by $1.9 million, compared to the same period in 2025. The increase in consolidated adjusted EBITDA reflects an improvement in operating results related to actions taken to reduce operating costs in 2025, which offset increased agent capping and lower agent fees.

RESULTS OF OPERATIONS

The following table reflects the results of each of our operations during the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended	Change 2026
	March 31, 2026	March 31, 2025	vs. 2025
Statement of Operations Data:
Revenues	$ 1,005,541	$ 954,906	5%
Commissions and other agent-related costs	930,194	878,771	6%
Gross profit	75,347	76,135	(1)%
Operating expenses
General and administrative expenses	64,213	66,871	(4)%
Technology and development expenses	17,595	16,805	5%
Sales and marketing expenses	2,327	2,835	(18)%
Total operating expenses	84,135	86,511	(3)%
Operating income (loss)	(8,788)	(10,376)	15%
Other (income) expense
Other (income) expense, net	(268)	(943)	(72)%
Equity in (income) losses of unconsolidated affiliates	130	(80)	(263)%
Total other (income) expense, net	(138)	(1,023)	(87)%
Income (loss) before income tax expense	(8,650)	(9,353)	8%
Income tax (benefit) expense	(3,552)	1,671	313%
Net income (loss)	(5,098)	(11,024)	54%

Commissions and Other Agent-Related Costs

For the three months ended March 31, 2026 and 2025, commissions and other agent-related costs increased primarily due to increased sales commissions capping and lower agent fees from the lower number of agents. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

General and Administrative Expenses

For the three months ended March 31, 2026, general and administrative expenses decreased compared to the same period in 2025, due to decreased employee-related expenses, partially offset by increased litigation expenses. General and administrative expenses include costs related to wages, employee stock-based compensation, and other general overhead expenses.

Technology and Development Expenses

For the three months ended March 31, 2026, technology and development expenses increased compared to the same period in 2025, primarily due to increased technology expenses related to agent support. These expenses include employee-related costs and other expenses for the maintenance and development of the technology used by both our agents and our employees.

Sales and Marketing Expenses

For the three months ended March 31, 2026, sales and marketing expenses decreased compared to the same period in 2025 due to efficiencies gained from our CRM of choice program in the U.S. and Canada residential real estate market.

Other (Income) Expense, Net

For the three months ended March 31, 2026, total other (income) expense, net decreased primarily due to decreased interest income when compared to the same period in 2025. Total other (income) expense, net includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

Income Tax (Benefit) Expense

The Company’s provision for income taxes was a benefit of $(3.6) million and an expense of $1.7 million for the three months ended March 31, 2026 and 2025, respectively. The benefit for the three months ended March 31, 2026 was primarily driven by the pre-tax loss for the quarter, partially offset by stock-based compensation shortfalls and non-deductible executive compensation.

BUSINESS SEGMENT DISCLOSURES

See Note 7 – Segment Information to the unaudited condensed consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025	Change 2026 vs. 2025

Statement of Operations Data:
Revenues
North American Realty	$ 965,103	$ 923,048	5%
International Realty	40,152	31,657	27%
Other Affiliated Services	859	827	4%
Corporate expenses and other	(573)	(626)	8%
Total Consolidated Revenues	$ 1,005,541	$ 954,906	5%

Segment Adjusted EBITDA(1)
North American Realty	$ 9,963	$ 7,736	29%
International Realty	(2,421)	(1,615)	(50)%
Other Affiliated Services	(130)	(1,455)	91%
Corporate expenses and other	(3,359)	(2,509)	(34)%
Total Segment Adjusted EBITDA(1)	$ 4,053	$ 2,157	88%

Operating Income (Loss)
North American Realty	($ 1,611)	($ 3,824)	58%
International Realty	(3,016)	(1,921)	(57)%
Other Affiliated Services	(194)	(1,643)	88%
Corporate expenses and other	(3,967)	(2,988)	(33)%
Total Consolidated Operating Income (Loss)	($ 8,788)	($ 10,376)	15%
(1)	Segment adjusted EBITDA is a non-U.S. GAAP financial measure. Management evaluates segment performance based on revenue, segment adjusted EBITDA, and operating income (loss). For a definition, reconciliation to net income (loss), and discussion of why management believes this measure is useful, see “Non-U.S. GAAP Financial Measures”.

North American Realty revenue increased 5% in the first quarter of 2026 compared to the same period in 2025, primarily due to an increase in agent productivity and home sale prices in the U.S. and partially offset by lower transactions in Canada. North American Realty adjusted EBITDA as well as operating income (loss) improved in the first quarter of 2026 compared to the same period 2025 due to increased revenues, and lower operating costs, which offset increased commissions and other agent-related costs as a result of increased capping and lower agent fees.

International Realty revenue increased 27% in the first quarter of 2026 compared to the same period in 2025, primarily due to increased real estate transactions driven by increased productivity in previously launched markets, as well as the strategic launch of several new markets during 2025. International Realty adjusted EBITDA and operating income (loss) decreased by 50% and 57%, respectively, in the first quarter of 2026 compared to the same period in 2025 primarily due to higher costs of entering new countries and increased costs to support the continued growth.

Other Affiliated Services revenue increased 4% in the first quarter of 2026 compared to the same period in 2025, due to increased SUCCESS® Magazine revenues. Other Affiliated Services adjusted EBITDA and operating loss improved in the first quarter of 2026 compared to the same period in 2025 due to increased revenues and lower costs.

Corporate expenses and other contain the costs incurred to operate the Company.

NON-U.S. GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use consolidated adjusted EBITDA and segment adjusted EBITDA, non-U.S. GAAP financial measures, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors' overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

We define consolidated adjusted EBITDA as net income, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges, stock-based compensation expense, stock option expense, and other items not core to the operating activities of the Company. Segment adjusted EBITDA is defined consistently, excluding depreciation and amortization, interest expense, income taxes, stock compensation expense, stock option expense, and other non-core items. We believe these measures provide useful information about our financial performance, help identify underlying trends that could otherwise be masked by excluded expenses, and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. In particular, we believe the exclusion of stock and stock option expenses provides a useful supplemental measure in evaluating the performance of our underlying operations.

Consolidated adjusted EBITDA and segment adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Limitations of these measures compared to net income include:

●	Consolidated adjusted EBITDA and segment adjusted EBITDA exclude stock-based compensation expenses related to our agent growth incentive program and stock option expense, which have been and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and
●	Consolidated adjusted EBITDA and segment adjusted EBITDA exclude certain recurring, non-cash charges such as depreciation of fixed assets, amortization of intangible assets and impairment charges related to these long-lived assets and, although these are non-cash charges, the assets being depreciated, amortized, or impaired may have to be replaced in the future.

The following table presents a reconciliation of consolidated adjusted EBITDA to net income (loss), the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	($ 5,098)	($ 11,024)
Total other (income) expense, net	(138)	(1,023)
Income tax (benefit) expense	(3,552)	1,671
Depreciation and amortization	2,322	2,561
Stock-based compensation expense (1)	9,073	8,119
Other stock-based compensation expense	1,446	1,853
Consolidated adjusted EBITDA	$ 4,053	$ 2,157
(1)	This includes agent growth incentive stock-based compensation expense.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, making commission and revenue share payments to agents and brokers and cash outflows for operating expenses and dividend payments. In addition, the Company has no known material cash requirements as of March 31, 2026 relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions). The Company intends to use available cash to pay the remaining $17 million antitrust litigation settlement amount.

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Current assets	$ 328,677	$ 304,868
Current liabilities	(211,266)	(199,701)
Net working capital	$ 117,411	$ 105,167

As of March 31, 2026, net working capital increased by $12.2 million, compared to net working capital as of December 31, 2025 due to an increase in net accounts receivable, due to the timing of receivable collections, partially offset by an increase in accruals for customer deposits.

Cash Flows

The following table presents our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$ 20,571	$ 39,838
Net cash used in investing activities	(2,089)	(14,247)
Net cash used in financing activities	(7,949)	(12,284)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1,637)	329
Net change in cash, cash equivalents and restricted cash	$ 8,896	$ 13,636

For the three months ended March 31, 2026, net cash provided by operating activities decreased ($19.3) million compared to the same period in 2025. The decrease in cash provided by operating activities was primarily driven by lower agent equity compensation and changes in working capital. As of March 31, 2026, the Company has accrued the remaining $17.0 million installment of the antitrust litigation settlement, which it intends to pay from available cash on or before June 27, 2026.

For the three months ended March 31, 2026, net cash used in investing activities decreased due to lower cash used for investments in affiliates and other assets and purchases of property and equipment compared to the same period in 2025.

For the three months ended March 31, 2026, net cash flows used in financing activities decreased compared to the same period in 2025, due to no stock repurchases in the first quarter of 2026.

Acquisitions

Acquisitions have not been a material element of our ongoing business, but we continue to seek opportunities to expand and enhance our portfolio of solutions, access new revenue streams, or otherwise complement or accelerate the growth of our existing operations. We may fund acquisitions or investments in complementary businesses with various sources of capital, including existing cash balances and cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the 2025 Annual Report, which provides a description of our critical accounting policies. There were no changes to critical accounting policies or estimates as reflected in our 2025 Annual Report. For additional information regarding our critical accounting policies and estimates, see the Critical Accounting Policies and Estimates section of Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our 2025 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposures to market risk since December 31, 2025. For details on the Company’s market risks relating to interest rates and foreign currency exchange rates, see Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risks in our 2025 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of March 31, 2026, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown. For a discussion of our potential risks and uncertainties, please see Part I, Item 1A. Risk Factors of the 2025 Annual Report, which discussion is hereby incorporated by reference into Part II, Item 1A of this Quarterly Report. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the modified risk factors related to legal compliance, new business lines, compensation plans, real estate professional attraction efforts, brokerage commission rate fluctuations, franchisee performance and arrangements, and the actions of independent real estate professionals set forth below, there have been no material changes to the Company’s risk factors as disclosed in the 2025 Annual Report.

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

Moreover, under U.S. franchise law, we are subject to federal regulations enforced by the FTC governing franchise offers and sales, as well as various regulations in states in which we operate, which may impose additional registration and disclosure requirements. Furthermore, our ability to terminate or refuse renewal/transfer of franchise agreements may be restricted by state-specific “franchise relationship” or “business opportunity” laws.

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

Similarly, the Company’s franchise business, while currently immaterial to its overall operations, introduces a distinct regulatory layer. Under U.S. federal law, the Company is subject to regulations enforced by the Federal Trade Commission governing the offer and sale of franchises, including mandatory pre-sale disclosure obligations. Additionally, various states in which the Company operates impose their own registration and disclosure requirements that must be satisfied before franchise offers or sales may be made in those jurisdictions. Furthermore, certain states have enacted “franchise relationship” or “business opportunity” laws that may restrict the Company’s ability to terminate, refuse to renew, or withhold consent to the transfer of franchise agreements, regardless of the terms negotiated in those agreements. Failure to comply with applicable federal and state franchise laws could expose the Company to regulatory penalties, rescission claims by franchisees, or reputational harm, any of which could adversely affect the Company’s business and financial condition.

While the Company aims to mitigate these risks through robust compliance frameworks and strategic partnerships, no mitigation effort can fully eliminate all risk. Unanticipated challenges in these or other future ventures could materially and adversely affect the Company’s operations, reputation, and financial condition.

The Company is, and may in the future be, blocked from or limited in providing its agent and franchise compensation plans in certain jurisdictions and may be required to modify its business model in those jurisdictions as a result.

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

Separately, to the extent the Company operates franchise businesses, state-specific “franchise relationship” or “business opportunity” laws introduce analogous constraints on operational flexibility at the jurisdictional level. These laws may restrict the Company’s ability to terminate, refuse to renew, or withhold consent to the transfer of franchise agreements in certain states, regardless of the terms set forth in those agreements or the Company’s broader business objectives in a given market. While the Company’s franchise operations are currently immaterial, the patchwork of state franchise relationship laws, which vary significantly in scope, applicability, and enforcement, creates compliance complexity that mirrors the jurisdictional variability the Company already navigates with respect to its agent compensation plans. As the Company’s franchise operations grow or extend into additional jurisdictions, this complexity may increase and could further constrain the Company’s ability to manage and exit franchise relationships on its preferred terms.

Failure to comply with applicable law, rules and regulations or failure to subsequently modify the Company’s business model in certain jurisdictions to effectively attract and retain agents and brokers could negatively affect the Company’s business, results of operations or financial condition. The costs attributable to developing compliant agent and franchise compensation plans can be significant and could adversely affect the Company’s financial condition.

The Company may be unable to attract, retain, and incentivize qualified real estate professionals.

The Company’s success depends significantly on its ability to attract, retain, and engage qualified real estate agents and brokers, who are the foundation of the Company’s revenue-generating activities. Competition for skilled agents and brokers is intense, as the Company faces pressure from other brokerages offering alternative compensation models, technology tools, or support services, as well as from technology companies seeking experienced professionals in software development and cloud-based solutions. If the Company fails to recruit and retain a strong network of agents and brokers, the Company’s competitive position, market share, and overall business performance could be adversely affected. Likewise, our franchisees could experience similar issues, which could result in a decrease in royalty fees received by us, negatively affect franchisees’ perception of our value proposition, limit our ability to expand our franchise network, or require us to offer more advantageous financial arrangements to attract and retain franchisees.

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

These risks extend to the Company’s franchise operations. Because royalties received from the Company’s franchisees are calculated as a percentage of the franchisee’s gross sales commissions, the Company’s royalty revenues are directly exposed to the same commission rate pressures that affect its own brokerage operations. Any decline in franchisees’ gross commission income, or in the percentage of commissions they are able to collect, would generally result in a corresponding decline in the Company’s royalty revenues. While the Company’s franchise operations are currently immaterial, such declines could nevertheless negatively affect current or prospective franchisees’ perception of the franchise’s value proposition, which in turn could limit the Company’s ability to expand its franchisee network or require it to offer more advantageous financial arrangements to attract and retain franchisees. To the extent the franchise business grows, this exposure could become more significant.

The Company's franchise business, while currently immaterial, exposes it to risks tied to franchisee performance and the terms of its franchise arrangements that could adversely affect its financial results.

Prior to May 6, 2026, the Company has no prior material history operating a franchise business, and its franchise operations are currently immaterial to its overall financial results. However, to the extent the franchise business grows, the Company's financial results will become increasingly influenced by the operational and financial performance of its franchisees. Because certain franchise royalties may be calculated as a percentage of franchisees' gross sales commissions, the Company's royalty revenues are directly exposed to the same commission rate pressures, regulatory changes, and broader economic conditions that affect its own brokerage operations. If industry trends weaken, or if one or more franchisees becomes less competitive, experiences financial distress, or elects to leave the franchise system, royalty revenues could decline, which could adversely affect the Company's revenues and profitability.

The franchise model also exposes the Company to risks related to franchisee liquidity, terminations, and non-renewals. The Company may from time to time need to increase bad debt reserves, record impairment charges related to any funding provided to franchisees, or contend with franchisees that fail to meet their payment obligations. Any of these developments could adversely affect the Company's franchise brand and financial results.

Actions of independent real estate professionals affiliated with the Company could materially and adversely affect the Company’s reputation and subject it to liability.

Actions of independent real estate professionals affiliated with the Company could materially and adversely affect the Company's reputation and subject it to liability.

The Company's operations rely on the performance of a large and geographically dispersed network of independent real estate professionals, including brokers, franchisees, and agents, over whom the Company has limited direct oversight and control. The conduct of these professionals, whether arising from the quality of services provided to customers, failures to comply with applicable laws and regulations, violations of industry standards or ethical obligations, unauthorized or improper representations to clients, fair housing violations, data privacy breaches, conflicts of interest, or other acts or omissions in the course of their professional activities, could expose the Company to reputational harm, regulatory scrutiny, and legal liability. These risks are heightened by the scale of the Company's network, the difficulty of monitoring conduct across a large independent contractor base, and the varying regulatory environments in which these professionals operate.

The Company has previously been subject to, and could continue to be subject to, public scrutiny as well as litigation and regulatory claims arising out of such professionals' performance of brokerage services or other conduct. Adverse determinations in any such matters could result in substantial financial penalties, damage awards, injunctive relief, or harm to the Company's brand and reputation. Furthermore, high-profile misconduct by any affiliated professional, even where the Company is not found directly liable, could negatively affect public perception of the Company and its ability to attract and retain agents, brokers, franchisees, and customers.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
01/01/2026-01/31/2026	-	$ -	-	$ 233,105,769
02/01/2026-02/28/2026	-	-	-	233,105,769
03/01/2026-03/31/2026	-	-	-	233,105,769
Total	-	$ -	-
(1)	In December 2018, the Company announced the adoption by the Board of a stock repurchase program authorizing the Company to purchase its common stock, which has been amended from time to time. Most recently, in June 2023, the Board approved an increase to the total amount of its buyback program from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 6 – Stockholders’ Equity to the condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended March 31, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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

Date: May 11, 2026	eXp World Holdings, Inc.
(Registrant)

/s/ Jesse Hill
Jesse Hill
Chief Financial Officer