Form 10-Q
period 2026-06-30
AGNT, Inc.
filed 2026-08-04
CIK 1495932

tota

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 001-38493

AGNT, INC.

(Exact name of registrant as specified in its charter)

Texas	98-0681092
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2219 Rimland Drive, Suite 301, Bellingham, WA	98226
(Address of principal executive offices)	(Zip Code)
(360) 685-4206
(Registrant’s telephone number, including area code)

eXp World Holdings, Inc.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

There were 167,117,937 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of June 30, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 herein (“MD&A”), contains statements that are not historical facts and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions of future events. For example, statements in this Quarterly Report regarding the potential future impact of macroeconomic conditions on our business and results of operations and expectations of growth, including as a result of investment in technology and entering into new markets, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Many of these risks and other factors are beyond our ability to control or predict. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “could,” “can,” “would,” “potential,” “seek,” “goal” and similar expressions of the future. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, include, but are not limited to:

●	the impact of macroeconomic conditions on the strength of the residential real estate market;
●	the impact of monetary policies of the U.S. federal government and its agencies on our operations;
●	the impact of changes in consumer attitudes on home sale transaction volume;
●	the impact of excessive or insufficient home inventory supply on home sale transaction value;
●	our ability to retain and attract additional qualified personnel;
●	changes in tax laws and regulations that may have a material adverse effect on our business;
●	our ability to protect our intellectual property rights;
●	the impact of security breaches, interruptions, delays and failures in our systems and operations on our business;
●	our financial condition and reputation;
●	our ability to predict the demand or growth of our new products and services;
●	our ability to maintain our agent growth rate;
●	the impact of adverse outcomes in litigation and regulatory actions against us and other companies and agents in our industry on our business, including the outcome of any settlements related to those actions; and
●	the effect of inflation and continuing high interest rates on real estate transaction values and our operating results, profits and cash flows.

Other factors, including those described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report, under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and elsewhere in the 2025 Annual Report, may also cause actual results to differ materially from those described in our forward-looking statements. Additionally, there may be other risks described from time to time in the reports that we file with the Securities and Exchange Commission (the “SEC”). Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us.

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

PART 1 – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

AGNT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 111,162	$ 124,245
Restricted cash	99,895	57,218
Accounts receivable, net of allowance for credit losses of $2,687 and $2,690, respectively	167,623	108,838
Prepaids and other assets	12,715	14,567
TOTAL CURRENT ASSETS	391,395	304,868
Property and equipment, net	14,412	14,314
Other noncurrent assets	23,155	23,495
Intangible assets, net	4,924	4,421
Deferred tax assets, net	78,367	77,510
Goodwill	26,917	17,872
TOTAL ASSETS	$ 539,170	$ 442,480

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 11,227	$ 14,613
Customer deposits	91,293	57,204
Accrued expenses	148,122	108,208
Litigation contingency	3,335	17,000
Other current liabilities	4,341	2,676
TOTAL CURRENT LIABILITIES	258,318	199,701
TOTAL LIABILITIES	258,318	199,701
EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 213,853,720 issued and 167,117,937 outstanding at June 30, 2026 and 207,785,762 issued and 161,049,979 outstanding at December 31, 2025	2	2
Additional paid-in capital	1,170,520	1,105,434
Treasury stock, at cost: 46,735,783 shares held at June 30, 2026 and December 31, 2025	(742,879)	(742,879)
Accumulated earnings (deficit)	(145,550)	(121,622)
Accumulated other comprehensive income (loss)	(1,241)	1,844
TOTAL EQUITY	280,852	242,779
TOTAL LIABILITIES AND EQUITY	$ 539,170	$ 442,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGNT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$ 1,449,548	$ 1,308,877	$ 2,455,089	$ 2,263,783
Commissions and other agent-related costs	1,350,751	1,216,223	2,280,945	2,094,994
Gross profit	98,797	92,654	174,144	168,789
Operating expenses
General and administrative expenses	71,575	74,076	135,788	140,947
Technology and development expenses	18,425	18,093	36,020	34,898
Sales and marketing expenses	2,821	2,861	5,148	5,696
Litigation contingency	4,335	-	4,335	-
Total operating expenses	97,156	95,030	181,291	181,541
Operating income (loss)	1,641	(2,376)	(7,147)	(12,752)
Other (income) expense
Other (income) expense, net	(657)	(760)	(925)	(1,703)
Equity in (income) losses of unconsolidated affiliates	(8)	207	122	127
Other (income) expense, net	(665)	(553)	(803)	(1,576)
Income (loss) before income tax expense	2,306	(1,823)	(6,344)	(11,176)
Income tax (benefit) expense	4,999	468	1,447	2,139
Net income (loss)	($ 2,693)	($ 2,291)	($ 7,791)	($ 13,315)
Earnings (loss) per share
Basic, net income (loss)	($ 0.02)	($ 0.01)	($ 0.05)	($ 0.09)
Diluted, net income (loss)	($ 0.02)	($ 0.01)	($ 0.05)	($ 0.09)
Weighted average shares outstanding
Basic	166,161,519	156,091,692	164,100,808	155,418,668
Diluted	166,161,519	156,091,692	164,100,808	155,418,668
Comprehensive income (loss):
Net income (loss)	($ 2,693)	($ 2,291)	($ 7,791)	($ 13,315)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(1,211)	2,739	(3,085)	3,052
Comprehensive income (loss)	($ 3,904)	$ 448	($ 10,876)	($ 10,263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGNT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock:
Balance, beginning of period	$ 2	$ 2	$ 2	$ 2
Balance, end of period	2	2	2	2
Treasury stock:
Balance, beginning of period	(742,879)	(691,662)	(742,879)	(686,680)
Repurchases of common stock	-	(24,887)	-	(29,869)
Balance, end of period	(742,879)	(716,549)	(742,879)	(716,549)
Additional paid-in capital:
Balance, beginning of period	1,133,497	993,164	1,105,434	962,758
Shares issued for stock options exercised	4	76	26	376
Agent growth incentive stock-based compensation	11,076	10,016	19,182	17,513
Agent equity stock-based compensation	24,157	26,803	42,711	47,559
Other share activity	1,786	1,601	3,167	3,454
Balance, end of period	1,170,520	1,031,660	1,170,520	1,031,660
Accumulated earnings (deficit):
Balance, beginning of period	(134,690)	(86,761)	(121,622)	(68,135)
Net income (loss)	(2,693)	(2,291)	(7,791)	(13,315)
Dividends declared and paid ($0.05 per share of common stock)	(8,167)	(7,671)	(16,137)	(15,273)
Balance, end of period	(145,550)	(96,723)	(145,550)	(96,723)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(30)	(2,763)	1,844	(3,076)
Foreign currency translation gain (loss)	(1,211)	2,739	(3,085)	3,052
Balance, end of period	(1,241)	(24)	(1,241)	(24)
Total equity	$ 280,852	$ 218,366	$ 280,852	$ 218,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGNT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	($ 7,791)	($ 13,315)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	3,322	3,532
Amortization expense - intangible assets	1,245	1,301
Loss on disposition of assets	4	-
Credit (benefit) losses on receivables/bad debt on receivables	(3)	682
Equity in loss of unconsolidated affiliates	192	127
Agent growth incentive stock-based compensation expense	20,219	17,734
Other stock-based compensation	3,232	3,454
Agent equity stock-based compensation expense	42,711	47,559
Deferred income taxes, net	(1,093)	(1,783)
Changes in operating assets and liabilities:
Accounts receivable	(58,348)	(58,033)
Prepaids and other assets	3,406	(2,138)
Customer deposits	34,089	34,344
Accounts payable	(3,467)	808
Accrued expenses	37,956	58,694
Litigation contingency	(18,000)	(17,000)
Other operating activities	1,665	(40)
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,339	75,926
INVESTING ACTIVITIES
Purchases of property and equipment	(4,921)	(5,351)
Acquisitions, net of cash acquired	(7,991)	-
Proceeds from sale of assets	1,497	-
Investments in unconsolidated affiliates	(16)	(11,673)
Capitalized software development costs in intangible assets	366	(183)
NET CASH USED IN INVESTING ACTIVITIES	(11,065)	(17,207)
FINANCING ACTIVITIES
Repurchase of common stock	-	(29,869)
Proceeds from exercise of options	26	376
Dividends declared and paid	(16,137)	(15,273)
NET CASH USED IN FINANCING ACTIVITIES	(16,111)	(44,766)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2,569)	2,393
Net change in cash, cash equivalents and restricted cash	29,594	16,346
Cash, cash equivalents and restricted cash, beginning balance	181,463	168,588
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 211,057	$ 184,934
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	2,430	2,014
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchases in accounts payable	40	161

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGNT, Inc.

Notes to the Condensed Consolidated Financial Statements

(UNAUDITED)

(Amounts in thousands, except share amounts and per share data or as noted otherwise)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

AGNT, Inc. (“AGNT”, the “Company”, “we”, “us” or “our”) (formerly known as eXp World Holdings, Inc.) was incorporated in the State of Delaware on July 30, 2008 and converted to a Texas corporation on June 11, 2026. AGNT is a multi-model real estate platform operating through its subsidiaries eXp Realty®, the Company’s cloud-based brokerage, and NextHome, Inc. (“NextHome”), a national real estate franchise. Together, these businesses support independent real estate agents, franchise owners, brokers, and entrepreneurs across North America and international markets. The Company also operates FrameVR.io, a virtual collaboration platform, and SUCCESS® Enterprises, a personal development and media brand. The Company reports results through three reportable segments: North American Realty, International Realty, and Other Affiliated Services.

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

Joint ventures

A joint venture is a contractual arrangement whereby the Company and other parties undertake an economic activity through a jointly controlled entity. Joint control exists when strategic, financial and operating policy decisions relating to the activities require the unanimous consent of the parties sharing control. Joint ventures are accounted for using the equity method and are recognized initially at cost. Joint ventures are typically included in the Other Affiliated Services segment unless the joint venture specifically supports one of the other reportable segments.

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

Reclassifications

When necessary, the Company will reclassify certain amounts in prior period financial statements to conform to the current period’s presentation. The prior periods presented do not include any reclassifications. The Company maintains a consistent presentation across all periods presented.

Restricted cash

Restricted cash consists of cash held in escrow by the Company on behalf of real estate buyers and amounts held in Canadian commission trust accounts. Buyer escrow amounts are recorded as customer deposit liabilities until released, at which time the liability is reduced. Amounts held in legally designated trust accounts at financial institutions in Canada are restricted solely to the payment of real estate commissions, in accordance with applicable Canadian real estate regulations. The corresponding obligation is reflected in commissions payable to agents, included in accrued expenses on the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown on the condensed consolidated statements of cash flows.

	Cash and cash equivalents	Restricted cash	Total
Balance, June 30, 2025	$ 94,551	$ 90,383	$ 184,934
Balance, December 31, 2025	$ 124,245	$ 57,218	$ 181,463
Balance, June 30, 2026	$ 111,162	$ 99,895	$ 211,057

3.	EXPECTED CREDIT LOSSES

The Company evaluates expected credit losses using an aging schedule and records an allowance when amounts are determined to be uncollectible.

As of June 30, 2026 and December 31, 2025, the Company recognized expected credit losses of $126 and $82, respectively.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Computer hardware and software	$ 56,729	$ 53,849
Furniture, fixture, and equipment	6	2,206
Total depreciable property and equipment	56,735	56,055
Less: accumulated depreciation	(44,774)	(42,184)
Depreciable property and equipment, net	11,961	13,871
Assets under development	2,451	443
Property and equipment, net	$ 14,412	$ 14,314

For the three months ended June 30, 2026 and 2025, depreciation expense was $1,643 and $1,587, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense was $3,322 and $3,532, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $26,917 as of June 30, 2026 and $17,872 as of December 31, 2025. As of June 30, 2026, the Company recorded cumulative translation adjustment of $(515) related to goodwill held in Canadian operations.

Definite-lived intangible assets, net consisted of the following:

	June 30, 2026
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$ 3,052	($ 1,410)	$ 1,642
Existing technology	5,904	(5,630)	274
Non-competition agreements	523	(376)	147
Customer relationships	2,790	(1,351)	1,439
Licensing agreement	210	(210)	-
Intellectual property	1,453	(31)	1,422
Total intangible assets	$ 13,932	($ 9,008)	$ 4,924

	December 31, 2025
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$ 2,068	($ 1,262)	$ 806
Existing technology	5,996	(4,871)	1,125
Non-competition agreements	476	(368)	108
Customer relationships	2,011	(1,051)	960
Licensing agreement	210	(210)	-
Intellectual property	1,453	(31)	1,422
Total intangible assets	$ 12,214	($ 7,793)	$ 4,421

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended June 30, 2026 and 2025 was $602 and $685, respectively. Amortization expense for definite-lived intangible assets for the six months ended June 30, 2026 and 2025 was $1,245 and $1,301, respectively.

6.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock:
Balance, beginning of period	211,059,707	197,536,271	207,785,762	195,028,207
Shares issued for stock options exercised	816	15,870	8,710	72,282
Agent growth incentive stock-based compensation	1,002,375	859,028	1,634,649	1,305,685
Agent equity stock-based compensation	4,477,051	3,038,414	7,087,098	5,043,409
Other stock-based compensation	29,120	-	52,850	-
Other share activity	(2,715,349)	-	(2,715,349)	-
Balance, end of period	213,853,720	201,449,583	213,853,720	201,449,583

Dividends

During the three and six months ended June 30, 2026, cash dividends paid totaled $8,167 and $16,137, respectively. The Company’s board of directors (the “Board”) currently intends to continue paying quarterly dividends. However, payment of cash dividends is at the discretion of the Board in accordance with applicable law after considering various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for growth. Under Texas law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that the Company will pay any future dividends to its common stockholders, or as to the amount of any such dividends.

Stock Compensation Programs

Related to the Agent Equity Program, during the three months ended June 30, 2026 and 2025, the Company issued shares of the Company’s common stock to agents and brokers with a value of $24,157 and $26,803, respectively, inclusive of discount. During the six months ended June 30, 2026 and 2025, the Company issued shares of the Company’s common stock to agents and brokers with a value of $42,711 and $47,559, respectively, inclusive of discount.

Related to the Agent Growth Incentive Program (“AGIP”), during the three months ended June 30, 2026 and 2025, the Company’s stock-based compensation expense was $11,146 and $9,615, respectively, of which the total amount of stock-based compensation attributable to liability classified awards was $1,385 and $526, respectively. During the six months ended June 30, 2026 and 2025, the Company’s stock-based compensation expense was $20,219 and $17,734, respectively, of which the total amount of stock-based compensation attributable to liability classified awards was $2,353 and $1,149, respectively.

As of June 30, 2026, the total unrecognized compensation costs associated with AGIP, where the performance metric has been achieved and the number of shares awarded are fixed, was $59,045, which is expected to be recognized over a weighted-average period of approximately 1.98 years.

The following table illustrates changes in the Company’s stock-based compensation liability for the periods presented:

Amount
Balance, December 31, 2024	$ 5,045
Stock grant liability increase year to date	2,736
Stock grants reclassified from liability to equity year to date	(1,999)
Balance, December 31, 2025	$ 5,782
Stock grant liability increase year to date	2,353
Stock grants reclassified from liability to equity year to date	(1,315)
Balance, June 30, 2026	$ 6,820

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

During the three months ended June 30, 2026 and 2025, the Company's stock-based compensation expense attributable to RSUs was $627 and $248, respectively.

During the six months ended June 30, 2026 and 2025, the Company's stock-based compensation expense attributable to RSUs was $1,022 and $445, respectively.

As of June 30, 2026, the total unrecognized compensation costs associated with these RSUs was $4,360, which is expected to be recognized over a weighted-average period of approximately 1.68 years.

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options generally have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended June 30, 2026 and 2025, the Company granted 70,644 and 83,573 stock options, respectively, to employees with an estimated grant date fair value of $2.63 and $4.67 per share, respectively. During the six months ended June 30, 2026 and 2025, the Company granted 183,154 and 156,418 stock options, respectively, to employees with an estimated grant date fair value of $3.34 and $5.28 per share, respectively. The fair values were calculated using a Black Scholes-Merton option pricing model.

Stock Repurchase Program

The Company’s stock repurchase program does not obligate the Company to acquire a minimum amount of shares and it limits the Company’s aggregate repurchases to $1.0 billion. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the trade date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding.

During the three and six months ended June 30, 2026, there were no repurchases of common stock, and no shares were issued from treasury. As of June 30, 2026, and December 31, 2025, the Company held 46,735,783 shares in treasury with a total cost of $743 million. As of June 30, 2026, approximately $233 million remained available for repurchases under the Company’s stock repurchase program.

7.SEGMENT INFORMATION

The following table provides information about the Company’s reportable segments (in thousands):

	Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North American Realty	$ 1,403,046	$ 1,276,487	$ 2,368,150	$ 2,199,535
International Realty	46,352	32,293	86,504	63,950
Other Affiliated Services	686	708	1,544	1,535
Commissions reconciliation:
Segment eliminations	(536)	(611)	(1,109)	(1,237)
Consolidated revenues	$ 1,449,548	$ 1,308,877	$ 2,455,089	$ 2,263,783

	Commissions and Other Agent-Related Costs
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North American Realty	$ 1,312,457	$ 1,188,963	$ 2,209,346	$ 2,041,021
International Realty	38,003	26,918	71,103	53,291
Other Affiliated Services	291	342	496	682
Commissions reconciliation:
Segment eliminations	-	-	-	-
Consolidated commissions and other agent-related costs	$ 1,350,751	$ 1,216,223	$ 2,280,945	$ 2,094,994

	Operating Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North American Realty	$ 7,875	$ 7,111	$ 6,264	$ 3,287
International Realty	(1,821)	(4,209)	(4,837)	(6,129)
Other Affiliated Services	(255)	(2,359)	(449)	(4,002)
Segment Operating Income (Loss)	5,799	543	978	(6,844)
Corporate expenses and other	(4,158)	(2,919)	(8,125)	(5,908)
Consolidated Operating Income (Loss)	$ 1,641	($ 2,376)	(7,147)	(12,752)

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North American Realty	$ 30,726	$ 19,784	$ 40,689	$ 27,519
International Realty	(1,315)	(3,859)	(3,736)	(5,474)
Other Affiliated Services	(188)	(2,291)	(318)	(3,746)
Corporate expenses and other	(3,523)	(2,433)	(6,882)	(4,943)
Consolidated adjusted EBITDA	$ 25,700	$ 11,201	$ 29,753	$ 13,356

Income (loss) before income tax expense reconciliation:
Depreciation and amortization expense	2,245	2,272	4,567	4,833
Legal costs non-recurring	4,485	-	4,485	-
Litigation contingency	4,335	-	4,335	-
Stock-based compensation expense	12,102	9,703	21,175	17,821
Stock option expense	892	1,602	2,338	3,454
Other (income) expense, net	(665)	(553)	(803)	(1,576)
Consolidated income (loss) before income tax expense	$ 2,306	($ 1,823)	($ 6,344)	($ 11,176)

Goodwill
	June 30, 2026	December 31, 2025
North American Realty	$ 26,917	$ 17,872
International Realty	-	-
Other Affiliated Services	-	-
Segment and consolidated total	26,917	17,872

8.EARNINGS PER SHARE

Basic earnings (loss) per share is computed based on net income (loss) attributable to AGNT stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings (loss) per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	($ 2,693)	($ 2,291)	($ 7,791)	($ 13,315)
Denominator:
Weighted average shares - basic	166,161,519	156,091,692	164,100,808	155,418,668
Dilutive effect of common stock equivalents	-	-	-	-
Weighted average shares - diluted	166,161,519	156,091,692	164,100,808	155,418,668
Earnings per share:
Net income (loss) per share - basic	($ 0.02)	($ 0.01)	($ 0.05)	($ 0.09)
Net income (loss) per share - diluted	($ 0.02)	($ 0.01)	($ 0.05)	($ 0.09)

For the three months ended June 30, 2026 and 2025, total outstanding shares of common stock excluded 3,657,416 and 2,965,463 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the six months ended June 30, 2026 and 2025, total outstanding shares of common stock excluded 3,189,234 and 3,099,063 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

9.INCOME TAXES

The Company’s quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. The Company’s provision for income tax expense amounted to $1,447 and $2,139 for the six months ended June 30, 2026 and 2025, respectively, which represent effective tax rates of (22.8%) and (19.1%), respectively. The effective tax rate differs from the Company’s statutory rates in both periods primarily due to foreign and domestic mix of earnings and stock-based compensation.

The Company is subject to a wide variety of tax laws and regulations in the jurisdictions where it operates. U.S. and international tax reform legislation could affect the Company's effective tax rate. The Company continues to monitor the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) framework—including the legislative adoption of Pillar Two and other tax reform legislation by jurisdiction—to evaluate the potential impact on future periods. The Company does not expect the adoption of Pillar Two rules to have a significant impact on its consolidated financial statements in fiscal year 2026.

10.FAIR VALUE MEASUREMENT

The Company holds funds in a money market account, which are considered Level 1 assets. The Company values its money market funds at fair value on a recurring basis.

As of June 30, 2026 and December 31, 2025, the fair value of the Company’s money market funds was $12,619 and $12,397, respectively.

The Company holds investments in equity securities without readily determinable fair values. These investments are accounted for under the measurement alternative method in accordance with ASC 321. As of June 30, 2026, the carrying value of these investments was $12,235. There were no transfers between levels of the fair value hierarchy, and the Company held no Level 2 financial instruments during the periods presented.

11.COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against us that could have a material adverse effect on the Company’s business, reputation, results of operations, cash flows and/or financial condition. Such litigation includes, but is not limited to, actions or claims relating to cyber-attacks, data breaches, the Real Estate Settlement Procedures Act (“RESPA”), the Telephone Consumer Protection Act of 1991 (“TCPA”) and state consumer protection laws, antitrust and anticompetition, worker classification, stockholder derivative actions, non-compliance with contractual or other legal obligations, and franchise laws and regulations, including the Federal Trade Commission’s Franchise Rule (16 C.F.R. Part 436), state franchise disclosure and registration requirements, and franchise relationship laws governing termination, renewal, and transfer rights.

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

On December 9, 2024, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Settlement”) with plaintiffs in the U.S. antitrust lawsuit 1925 Hooper LLC, et al. v. The National Association of Realtors et al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division), which was filed on November 22, 2023 against the Company and other U.S. brokerage defendants (the “Hooper Action”). The Settlement resolves all claims set forth in the Hooper Action and similar claims on a nationwide basis against the Company (collectively, the “Sell-Side Claims”) and releases the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the U.S. from the Sell-Side Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34.0 million (not in thousands) in two equal installments of $17.0 million (not in thousands) into a qualified settlement escrow fund. The Company funded the first installment during the fiscal quarter ended June 30, 2025. On March 31, 2026, the United States District Court for the Northern District of Georgia granted final approval of the Settlement. However, during the quarter ended March 31, 2026, certain objectors filed a notice of appeal of the final approval to the Eleventh Circuit Court of Appeals. The effectiveness of the Settlement is predicated on the outcome of the appeal. Despite the appeal, the remaining $17.0 million (not in thousands) installment was paid on June 27, 2026, from available cash.

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

Buy-Side Class Action Lawsuit

The Company is currently named in one putative nationwide class action lawsuit on behalf of home buyers (those who were not also sellers) captioned Batton et al. v. The National Association of Realtors, et al. (U.S. District Court for the Northern District of Illinois Eastern Division), which was filed on November 2, 2023 against the Company and other U.S. brokerage defendants (the “Batton Action”). Plaintiffs in the Batton Action allege that the Company participated in a system that resulted in buyers of residential property paying inflated home prices as a result of sellers paying inflated buyer broker commissions in violation of federal and Illinois antitrust laws. The Company’s motion to dismiss the Batton Action has been denied. As described in the next paragraph, developments in a separate, but related, buy-side action, Tuccori v. At World Properties, et al., United States District Court for the Northern District of Illinois (“Tuccori”), have implications for resolution of the claims asserted against the Company in the Batton Action.

Tuccori, to which the Company was not named as a defendant, is a case that consolidated several purported class action lawsuits filed by home buyers. In October 2025, the court preliminarily approved a settlement structure, which included an opt-in procedure under which other companies subject to home buyer claims could participate in the Tuccori settlement, subject to preliminary and final court approval. On April 14, 2026, the Company opted into the Tuccori settlement via an Opt-In Settlement Agreement (the “Tuccori Settlement”). By the terms of the Tuccori Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $4.335 million (not in thousands) payable as $1.0 million (not in thousands) within 30 days after entry of an order granting preliminary approval of the Tuccori Settlement, with the remaining balance due within 30 days after the “Effective Date” of the Tuccori Settlement, which requires, among other things, entry of a final judgment and order approving the Tuccori Settlement and expiration or exhaustion of any appeal rights. On May 26, 2026, the United States District Court for the Northern District of Illinois granted preliminary approval of the Tuccori Settlement and the Company subsequently paid the first installment of the Tuccori Settlement during the fiscal quarter ended June 30, 2026. The Tuccori Settlement remains subject to final court approval and appeals process, if any. The Company anticipates that the Tuccori Settlement will apply to any claims based on any or all of the same factual predicates as those in the Batton Action.

Derivative Litigation

Certain current and former directors and officers of the Company were named as defendants, and the Company was named as a nominal defendant, in a derivative lawsuit in the Court of Chancery of the State of Delaware, first filed on September 25, 2024, entitled Los Angeles City Employees’ Retirement System, on behalf of eXp World Holdings, Inc. v. Glenn Sanford, et al. (C.A. No. 2024-0998-KSJM). The lawsuit alleges that certain current and former directors and officers breached fiduciary duties related to the Company’s response to reports of alleged sexual misconduct involving independent contractor real estate agents affiliated with the Company’s subsidiaries and that certain defendants had improper compensation arrangements allowing them to profit from the Company’s revenue share program in connection therewith. The complaint seeks a court declaration of fiduciary duty breaches, disgorgement of profits, damages with interest, injunctive relief for improved oversight of sexual misconduct allegations, and reimbursement of plaintiffs’ costs, including expert and attorney fees. During the quarter ended March 31, 2026, the Court of Chancery denied the defendants' motion to dismiss and the case is now proceeding through discovery. Although the Company does not anticipate that the outcome of such litigation will have a material adverse effect on its business, results of operations, cash flows, or financial condition, the inherent complexities and uncertainties of legal proceedings may result in a liability that differs from current expectations. Management is currently unable to reasonably estimate the possible loss or range of possible loss for this matter because, among other reasons, (i) the proceeding is progressing through preliminary stages, (ii) specific damage amounts have not been sought, (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues or unsettled legal theories presented.

12.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On July 28, 2026, the Company’s Board declared a dividend of $0.05 per share which is expected to be payable on August 28, 2026, to stockholders of record as of the close of business on August 14, 2026. The ex-dividend date is expected to be on or around August 13, 2026. The dividend will be paid in cash.

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

OVERVIEW

The Company operates a diversified portfolio of service-based businesses whose operations benefit substantially from utilizing our enabling technology platform. A substantial portion of our revenue is derived from commissions received by our residential real estate brokerages which provide a full suite of brokerage and adjacent services (such as mortgage, title, and content creation) to our real estate agents and brokers. Our real estate agents and brokers affiliate their real estate licenses with us and operate their businesses utilizing our cloud-based technology platform to enhance their real estate businesses and optimize efficiencies. In May 2026, we acquired NextHome, a franchised real estate brokerage. Through NextHome, we now serve independent real estate professionals and brokerages who operate under the NextHome franchise system, broadening the range of affiliation models through which agents and brokers can access our ecosystem of services and support. Our enabling and innovative technology platform is a robust suite of cloud-based applications and software services tailored for our real estate agents, brokers, and professionals and targets business operations such as customer relationship management, marketing, client services, and brokerage functionalities. We succeed when our real estate professionals succeed, and we remain focused on being the most agent-centric business on the planet – built by agents, built for agents.

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

In the first six months of 2026, U.S. home sales increased 2.8% compared to the same period in 2025, and home sales prices increased 1.8%, according to the National Association of Realtors (“NAR”). Inventory levels remain constrained, at 4.6 months of supply, consistent with inventory levels in June 2025. Our forecasting models continue to reflect minimal growth, informed by historical trends, seasonality and the current macroeconomic conditions.

In this environment, we believe the Company is positioned for growth with a strong base of agents, an efficient cloud-based operating model, and low fixed costs.

Legal Environment

See Part II, Item 1 of this Quarterly Report for a discussion of the current legal environment and how such environment could potentially impact our business, results of operations, cash flows and/or financial condition.

KEY BUSINESS METRICS

Management uses our results of operations, financial condition, cash flows, and key business metrics related to our business and industry to evaluate our performance and make strategic decisions.

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Performance:
Agent NPS	69	77	69	78
Agent count	87,338	82,704	87,338	82,704
Real estate sales transactions	132,497	118,612	224,095	208,255
Real estate sales volume	$ 60,479,784	$ 52,477,798	$ 101,227,566	91,118,882
Other real estate transactions	22,410	20,955	41,230	38,970
Real estate per transaction cost	$ 525	$ 621	$ 598	$ 670
Revenues	$ 1,449,548	$ 1,308,877	$ 2,455,089	$ 2,263,783
Gross profit	$ 98,797	$ 92,654	$ 174,144	$ 168,789
Operating income (loss)	$ 1,641	($ 2,376)	($ 7,147)	($ 12,752)
Consolidated adjusted EBITDA(1)	$ 25,700	$ 11,201	$ 29,753	13,356

(1)	Consolidated adjusted EBITDA is a non-U.S. GAAP financial measure. For a definition, reconciliation to net income (loss), and discussion of why management believes this measure is useful to investors, see “Non-U.S. GAAP Financial Measures”.

Agent net promoter score (“aNPS”)

The Company utilizes aNPS as a metric to measure agent satisfaction. aNPS is calculated based on responses to a periodic survey in which agents are asked, on a scale of 0 to 10, how likely they are to recommend our company to a fellow real estate professional.

We believe an aNPS above 50 is indicative of excellent agent satisfaction. For both the three and six months ended June 30, 2026, our aNPS was 69, compared to 77 and 78, respectively, for the same periods in 2025.

Agent count

We believe our ability to attract and retain a diverse and professional agent base is a key driver of our long-term success. While our organic agent base has experienced continued pressure amidst a challenging macroeconomic environment , we remain deeply focused on the retention and support of our agents and teams across all levels of production. The scale of our agent base remains subject to factors beyond our control, including elevated mortgage rates, suppressed transaction volumes, and evolving industry practices. Despite these headwinds, we continue to prioritize a comprehensive value proposition that supports agent productivity, operational efficiency, and long-term professional growth for our entire network.

The number of agents increased in the first six months of 2026, compared to the same period in 2025, primarily due to the addition of agents in connection with the NextHome acquisition completed during the second quarter of 2026. We remain committed to retaining our agents in the U.S., Canada, and internationally through the execution of our growth strategies and the end-to-end suite of services we offer our agents.

Real estate sales transactions and volume

Real estate sales transactions are based on the side (buyer or seller) of each real estate transaction and are recorded upon the closing of a purchase or sale of a home in which our agents and brokers represented the buyer or seller, respectively. Transaction volume represents the total sales value for all transactions and is influenced by several market factors, including, but not limited to, the pricing and quality of our services and market conditions that affect home sales, such as macroeconomic factors, economic growth, or contraction, local inventory levels, mortgage interest rates, and seasonality. The number of real estate transactions and volume are key drivers of our revenue and profitability.

Our real estate sales transactions and volume typically fluctuate with changes in the market’s existing home sales transactions as reported by NAR; however, company-specific initiatives influence the transaction volume and productivity of our agents. For the three and six months ended June 30, 2026, compared to the same periods in 2025, our real estate sales transactions increased 12% and 8%, respectively. For the three and six months ended June 30, 2026, compared to the same periods in 2025, transaction volume increased 15% and 11%, respectively. The improvements in transactions and volume are due to increased agent productivity and increased home sale prices.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by our agents and brokers. Other real estate transactions for the three and six months ended June 30, 2026 increased compared to the same periods in 2025. Other real estate transactions reflect the full breadth of services that our agents and brokers generate beyond traditional home sales transactions.

Real estate per transaction cost

Real estate per transaction cost is measured as general and administrative, sales and marketing, and technology and development expenses resulting from our services that directly support our agents and brokers, divided by total transactions (real estate sales and other). Real estate per transaction cost decreased 15% and 11% for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to operational efficiency gains from higher real estate transactions and reduced personnel expenses, employee stock-based compensation expenses, and marketing expenses. We believe real estate per transaction cost provides useful information to investors because it measures the operating efficiency and scalability of our platform on a per-transaction basis.

Revenues

Revenues substantially represent the commission revenue earned by and the Company for closed brokerage real estate transactions in addition to fees paid to the Company by agents. The Company’s revenues increased 11% and 8% for the three and six months ended June 30, 2026, respectively, compared to same periods in 2025, primarily due to higher home sales prices in North America, increased international production, and improved productivity in North America.

Gross profit

Gross profit increased to $98.8 million and $174.1 million in the three and six months ended June 30, 2026, respectively. Gross profit increased in 2026 due to increased revenues, partially offset by increased agent commissions, productivity awards, and other agent-related costs due to agent commission capping.

Operating Income (Loss)

Operating income (loss), in the three and six months ended June 30, 2026, improved when compared to the same periods in 2025. The improvements reflect increased revenues and actions taken to reduce operating costs in the second half of 2025, partially offset by increased legal expenses and accruals in connection with the Company’s ongoing efforts to resolve litigation matters, including the NAR settlement and other claims.

Consolidated Adjusted EBITDA

Management reviews consolidated adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. For the three and six months ended June 30, 2026, consolidated adjusted EBITDA increased by $14.5 million and $16.4 million, respectively, compared to the same periods in 2025. The increases in consolidated adjusted EBITDA reflect improvements in operating results related to actions taken to reduce operating costs in 2025, which offset increased agent commission capping.

RESULTS OF OPERATIONS

The following table reflects the results of each of our operations during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended	Change 2026
	June 30, 2026	June 30, 2025	vs. 2025
Statement of Operations Data:
Revenues	$ 1,449,548	$ 1,308,877	11%
Commissions and other agent-related costs	1,350,751	1,216,223	11%
Gross profit	98,797	92,654	7%
Operating expenses
General and administrative expenses	71,575	74,076	(3)%
Technology and development expenses	18,425	18,093	2%
Sales and marketing expenses	2,821	2,861	(1)%
Litigation contingency	4,335	-	-
Total operating expenses	97,156	95,030	2%
Operating income (loss)	1,641	(2,376)	169%
Other (income) expense
Other (income) expense, net	(657)	(760)	(14)%
Equity in (income) losses of unconsolidated affiliates	(8)	207	104%
Total other (income) expense, net	(665)	(553)	20%
Income (loss) before income tax expense	2,306	(1,823)	226%
Income tax (benefit) expense	4,999	468	(968)%
Net income (loss)	(2,693)	(2,291)	(18)%

	Six Months Ended	Six Months Ended	Change 2026
	June 30, 2026	June 30, 2025	vs. 2025
Statement of Operations Data:
Revenues	$ 2,455,089	$ 2,263,783	8%
Commissions and other agent-related costs	2,280,945	2,094,994	9%
Gross profit	174,144	168,789	3%
Operating expenses
General and administrative expenses	135,788	140,947	(4)%
Technology and development expenses	36,020	34,898	3%
Sales and marketing expenses	5,148	5,696	(10)%
Litigation contingency	4,335	-	-
Total operating expenses	181,291	181,541	0%
Operating income (loss)	(7,147)	(12,752)	44%
Other (income) expense
Other (income) expense, net	(925)	(1,703)	46%
Equity in (income) losses of unconsolidated affiliates	122	127	4%
Total other (income) expense, net	(803)	(1,576)	(49)%
Income (loss) before income tax expense	(6,344)	(11,176)	43%
Income tax (benefit) expense	1,447	2,139	32%
Net income (loss)	(7,791)	(13,315)	41%

Commissions and Other Agent-Related Costs

For the three and six months ended June 30, 2026, commissions and other agent-related costs increased compared to the same periods in 2025, primarily due to increased agent commission capping. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

General and Administrative Expenses

For the three and six months ended June 30, 2026, general and administrative expenses decreased compared to the same periods in 2025, due to decreased employee-related expenses, partially offset by increased litigation expenses. General and administrative expenses include costs related to wages, employee stock-based compensation, and other general overhead expenses.

Technology and Development Expenses

For the three and six months ended June 30, 2026, technology and development expenses increased compared to the same periods in 2025, primarily due to increased technology expenses related to agent support. These expenses include employee-related costs and other expenses for the maintenance and development of the technology used by both our agents and our employees.

Sales and Marketing Expenses

For the three and six months ended June 30, 2026, sales and marketing expenses decreased compared to the same periods in 2025, due to efficiencies gained from our CRM of choice program in the U.S. and Canada residential real estate market.

Litigation Contingency

For the three and six months ended June 30, 2026, we recorded a litigation contingency expense reflecting a new accrual recorded in connection with the Tuccori Settlement based on the preliminary court approval granted in May 2026. Litigation contingency expense represents accruals for probable and estimable losses related to ongoing legal matters. See Note 11 – Commitments and Contingencies to the unaudited condensed consolidated financial statements for additional information regarding the Tuccori Settlement

Legal Costs non-recurring

For both the three months and six months ended June 30, 2026, we incurred legal costs of $4,485 driven by non-recurring costs incurred in connection with strategic corporate development initiatives. These costs are non-recurring in nature and not reflective of ongoing core operations and we did not incur such costs in 2025.

Other (Income) Expense, Net

For the three months ended June 30, 2026, total other (income) expense, net increased primarily due to lower losses in equity investments compared to the same period in 2025. For the six months ended June 30, 2026, total other (income) expense, net decreased primarily due to lower interest income when compared to the same period in 2025. Total other (income) expense, net includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

Income Tax (Benefit) Expense

The Company’s provision for income taxes was an expense of $5.0 million and an expense of $0.5 million for the three months ended June 30, 2026 and 2025, respectively, which represented effective tax rates of 217% and (26%), respectively. The expense for the three months ended June 30, 2026 was primarily driven by the pre-tax income for the period, stock-based compensation shortfalls and non-deductible executive compensation.

The Company’s provision for income tax expense (benefit) amounted to $1.4 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively, which represented effective tax rates of (23%) and (19%), respectively. The effective tax rate differs from our statutory rates in both periods primarily due to foreign and domestic mix of earnings, and stock-based compensation.

BUSINESS SEGMENT DISCLOSURES

Management evaluates segment performance based on revenue, segment adjusted EBITDA, and operating income (loss). See Note 7 – Segment Information to the unaudited condensed consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended	Change 2026
	June 30, 2026	June 30, 2025	vs. 2025

Statement of Operations Data:
Revenues
North American Realty	$ 1,403,046	$ 1,276,487	10%
International Realty	46,352	32,293	44%
Other Affiliated Services	686	708	(3)%
Corporate expenses and other	(536)	(611)	12%
Total Consolidated Revenues	$ 1,449,548	$ 1,308,877	11%

Segment Adjusted EBITDA(1)
North American Realty	$ 30,726	$ 19,784	55%
International Realty	(1,315)	(3,859)	66%
Other Affiliated Services	(188)	(2,291)	92%
Corporate expenses and other	(3,523)	(2,433)	(45)%
Total Segment Adjusted EBITDA(1)	$ 25,700	$ 11,201	129%

Operating Income (Loss)
North American Realty	$ 7,875	$ 7,111	11%
International Realty	(1,821)	(4,209)	57%
Other Affiliated Services	(255)	(2,359)	89%
Corporate expenses and other	(4,158)	(2,919)	(42)%
Total Consolidated Operating Income (Loss)	$ 1,641	($ 2,376)	169%
(1)	Segment adjusted EBITDA is a non-U.S. GAAP financial measure. For a definition, reconciliation to net income (loss), and discussion of why management believes this measure is useful to investors, see “Non-U.S. GAAP Financial Measures”.

	Six Months Ended	Six Months Ended	Change 2026
	June 30, 2026	June 30, 2025	vs. 2025

Statement of Operations Data:
Revenues
North American Realty	$ 2,368,150	$ 2,199,535	8%
International Realty	86,504	63,950	35%
Other Affiliated Services	1,544	1,535	1%
Corporate expenses and other	(1,109)	(1,237)	10%
Total Consolidated Revenues	$ 2,455,089	$ 2,263,783	8%

Segment Adjusted EBITDA(1)
North American Realty	$ 40,689	$ 27,519	48%
International Realty	(3,736)	(5,474)	32%
Other Affiliated Services	(318)	(3,746)	92%
Corporate expenses and other	(6,882)	(4,943)	(39)%
Total Segment Adjusted EBITDA(1)	$ 29,753	$ 13,356	123%

Operating Income (Loss)
North American Realty	$ 6,264	$ 3,287	91%
International Realty	(4,837)	(6,129)	21%
Other Affiliated Services	(449)	(4,002)	89%
Corporate expenses and other	(8,125)	(5,908)	(38)%
Total Consolidated Operating Income (Loss)	($ 7,147)	($ 12,752)	44%
(1)	Segment adjusted EBITDA is a non-U.S. GAAP financial measure. For a definition, reconciliation to net income (loss), and discussion of why management believes this measure is useful to investors, see “Non-U.S. GAAP Financial Measures”.

North American Realty revenues increased 10% and 8% in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to increases in agent productivity and home sale prices in the U.S., partially offset by lower real estate transactions in Canada. North American Realty adjusted EBITDA as well as operating income (loss) improved in the three and six months ended June 30, 2026 compared to the same periods of 2025 due to increased revenues, and lower operating costs, which offset increased commissions and other agent-related costs as a result of increased agent commission capping.

International Realty revenue increased 44% and 35% in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to increased real estate transactions driven by increased productivity in previously launched markets. International Realty adjusted EBITDA and operating income (loss) improved in the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to increased revenues and continued expense management.

Other Affiliated Services revenue decreased 3% and increased 1% in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. Other Affiliated Services adjusted EBITDA and operating loss improved in the three and six months ended June 30, 2026, compared to the same periods in 2025, due to lower employee-related costs.

Corporate expenses and other contain the costs incurred to operate the Company.

NON-U.S. GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use consolidated adjusted EBITDA and segment adjusted EBITDA, non-U.S. GAAP financial measures, to understand and evaluate our core operating performance. These non-U.S. GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors' overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

We define consolidated adjusted EBITDA as net income (loss), excluding other income (expense), net, income tax benefit (expense), depreciation, amortization, impairment charges (as applicable), litigation contingency, legal costs non-recurring, stock-based compensation expense, stock option expense, and other items that are not core to the operating activities of the Company. Segment adjusted EBITDA is defined consistently, excluding other income (expense), income tax benefit (expense), depreciation, amortization, impairment charges (as applicable), litigation contingency, legal costs non-recurring, stock-based compensation expense, stock option expense, and other non-core items. We believe these measures provide useful information about our financial performance, help identify underlying trends that could otherwise be masked by excluded expenses, and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making.

Limitations of these measures compared to net income (loss), the most directly comparable U.S. GAAP measure include:

●	Consolidated adjusted EBITDA and segment adjusted EBITDA exclude stock-based compensation expenses related to our agent growth incentive program and stock option expense, which have been and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and
●	Consolidated adjusted EBITDA and segment adjusted EBITDA exclude certain recurring, non-cash charges such as depreciation of fixed assets, amortization of intangible assets and impairment charges related to these long-lived assets, as applicable, and, although these are non-cash charges, the assets being depreciated, amortized, or impaired may have to be replaced in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	($ 2,693)	($ 2,291)	($ 7,791)	($ 13,315)
Total other (income) expense, net	(665)	(553)	(803)	(1,576)
Income tax (benefit) expense	4,999	468	1,447	2,139
Depreciation and amortization	2,245	2,272	4,567	4,833
Legal costs non-recurring	4,485	-	4,485	-
Litigation contingency	4,335	-	4,335	-
Stock-based compensation expense(1)	12,102	9,703	21,175	17,821
Stock option expense	892	1,602	2,338	3,454
Consolidated adjusted EBITDA	$ 25,700	$ 11,201	$ 29,753	$ 13,356
(1)	This includes agent growth incentive stock-based compensation expense.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, making commission and revenue share payments to agents and brokers and cash outflows for operating expenses, share repurchases, and dividend payments. In addition, the Company has no known material cash requirements as of June 30, 2026 relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions), other than cash payments due pursuant to litigation settlement agreements, which may be paid in installments over time. For information regarding the Company’s expected cash requirement related to litigation settlement agreements, see Note 11 – Commitments and Contingencies to the unaudited condensed consolidated financial statements.

We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology, our rate of growth into new markets, and cash used to repurchase shares of the Company’s common stock. Our capital requirements may be affected by factors which we cannot control such as the changes in the residential real estate market, interest rates, industry practice changes in light of the NAR settlement relating to the antitrust litigation, and other monetary and fiscal policy changes to the manner in which we currently operate. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. There can be no assurance such financing will be available on terms acceptable to us or at all. If we raise funds by issuing equity securities, dilution to our stockholders may result. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next twelve months.

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Current assets	$ 391,395	$ 304,868
Current liabilities	(258,318)	(199,701)
Net working capital	$ 133,077	$ 105,167

As of June 30, 2026, net working capital increased by $27.9 million, compared to net working capital as of December 31, 2025 due to an increase in cash and restricted cash and net accounts receivable, due to the timing of receivable collections, and a decrease in the litigation contingency, due to the payments made in June 2026, such increases were partially offset by an increase in commissions payable accruals.

Cash Flows

The following table presents our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$ 59,339	$ 75,926
Net cash used in investing activities	(11,065)	(17,207)
Net cash used in financing activities	(16,111)	(44,766)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2,569)	2,393
Net change in cash, cash equivalents and restricted cash	$ 29,594	$ 16,346

For the six months ended June 30, 2026, net cash provided by operating activities decreased ($16.6) million compared to the same period in 2025, primarily driven by the payments made for the litigation contingency.

For the six months ended June 30, 2026, cash used in investing activities decreased due to lower cash used for investments in affiliates and purchases of property and equipment, partially offset by increased cash used for the purchase of a business compared to the same period in 2025.

For the six months ended June 30, 2026, net cash flows used in financing activities decreased compared to the same period in 2025, due to no stock repurchases in the first half of 2026 compared to $29.9 million of stock repurchases for the same period in 2025.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the 2025 Annual Report, which provides a description of our critical accounting policies. There were no changes to critical accounting policies or estimates as reflected in our 2025 Annual Report. For additional information regarding our critical accounting policies and estimates, see the Critical Accounting Policies and Estimates section of Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposures to market risk since December 31, 2025. For details on the Company’s market risks relating to interest rates and foreign currency exchange rates, see Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2025 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2026, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation and other legal matters are inherently unpredictable and subject to substantial uncertainties and adverse resolutions could occur. In addition, litigation and other legal matters, including class action lawsuits, government investigations and regulatory proceedings, can be costly to defend and, depending on the class size and claims, could be costly to settle. As such, the Company could incur judgments, penalties, sanctions, fines or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows in any particular period.

Item 1A.	RISK FACTORS

The business, financial condition and operating results of the Company can be affected by a number of risks, whether currently known or unknown. For a discussion of our potential risks and uncertainties, please see Part I, Item 1A Risk Factors of the 2025 Annual Report, which discussion is hereby incorporated by reference into Part II, Item 1A of this Quarterly Report. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except for the modified risk factors set forth below, there have been no material changes to the Company’s risk factors as disclosed in the 2025 Annual Report.

The Company faces significant risk to its brand and revenue if it fails to maintain compliance with the law and regulations of federal, state, local and foreign governmental authorities, or private associations and governing boards.

The Company operates in a heavily regulated industry subject to complex, federal, state, provincial and local laws and regulations within the markets in which the Company operates and third-party organizations’ regulations, policies and bylaws governing the real estate business.

In general, the laws, rules and regulations that apply to the Company’s business practices include, without limitation, RESPA, the federal Fair Housing Act of 1968, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Exchange Act and federal advertising and other laws, as well as comparable state statutes; rules of trade organizations such as NAR, local Multiple Listing Service (MLS) systems and state and local Association of Realtors; licensing requirements and related obligations that could arise from the Company’s business practices relating to the provision of services other than real estate brokerage services, including without limitation, its mortgage lending services; privacy regulations relating to the Company’s use of personal information collected from the registered users of its websites; laws relating to the use and publication of information through the internet; and state real estate brokerage and mortgage lending licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses. Recent regulatory scrutiny regarding the classification of real estate agents as independent contractors, particularly at the state level, could lead to increased compliance costs, potential reclassification, or penalties, which could materially impact the Company’s owned brokerage operations.

Moreover, under U.S. franchise law, we are subject to federal regulations enforced by the Federal Trade Commission (“FTC”) governing franchise offers and sales, as well as various regulations in states in which we operate, which may impose additional registration and disclosure requirements. Furthermore, our ability to terminate or refuse renewal/transfer of franchise agreements may be restricted by state-specific “franchise relationship” or “business opportunity” laws.

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

Similarly, the Company’s franchise business, while currently immaterial to its overall operations, introduces a distinct regulatory layer. Under U.S. federal law, the Company is subject to regulations enforced by the FTC governing the offer and sale of franchises, including mandatory pre-sale disclosure obligations. Additionally, various states in which the Company operates impose their own registration and disclosure requirements that must be satisfied before franchise offers or sales may be made in those jurisdictions. Furthermore, certain states have enacted “franchise relationship” or “business opportunity” laws that may restrict the Company’s ability to terminate, refuse to renew, or withhold consent to the transfer of franchise agreements, regardless of the terms negotiated in those agreements. Failure to comply with applicable federal and state franchise laws could expose the Company to regulatory penalties, rescission claims by franchisees, or reputational harm, any of which could adversely affect the Company’s business and financial condition.

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

The Company’s agent compensation plans represent a key lever in its strategy to attract and retain independent agents and brokers and are subject to various international, federal, state, territorial and local laws, rules and regulations which differ in each of the Company’s existing and future markets. As a result, the Company is, and may in the future be, blocked from or limited in providing each of its agent compensation plans in certain markets. In addition, these laws, rules and regulations are subject to judicial and agency interpretation, and it might be determined that the Company’s agent compensation plans are not permitted to be offered to independent contractors. In response to such limitations, the Company has been, and may in the future be, required to modify its agent compensation practices in such markets.

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

Industry and regulatory changes, including recent revisions to the NAR policies and standards, buyer-broker compensation practices, and the recent settlement resolving nationwide antitrust litigation against NAR and major brokerages, may increase compliance burdens for agents, raise operating costs, and impact the perceived value of the profession. These developments could lead to higher attrition rates across the industry and at the Company, particularly among part-time agents or those with lower transaction volumes. Broader shifts in compensation structures, licensing requirements, or competitive dynamics could further complicate the Company’s ability to recruit and retain agents, and if a significant number of agents leave the profession or fail to maintain active licenses, the Company’s agent base and market presence could be materially diminished.

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

If the Company is unable to attract and retain qualified agents and brokers, or to maintain their engagement with its model and programs, the Company’s business, financial condition, results of operations, and growth prospects could be materially and adversely affected.

Material decreases in the average brokerage commission rate, due to conditions beyond the Company’s control, could materially adversely affect its financial results.

There are many factors that contribute to average broker commission rates that are beyond the Company’s control. Factors that can contribute to a material decrease in brokerage commissions include changes in regulation, litigation (including pending litigation and industry practice changes described elsewhere in this Quarterly Report), the rise of certain competitive brokerage or non-traditional competitor models, an increase in the popularity of discount brokers and agents, increased adoption of flat fees, commission models with more competitive rates, rebates or lower commission rates on transactions, as well as other competitive factors. For example, the Company competes with other brokerages that may have reduced operating margins and access to capital resources permitting them to prioritize market share over profits, as well as the growing popularity of non-traditional platforms such as listing aggregators, which may put additional pressure on the Company’s commissions and related costs. The average broker commission rate for a real estate transaction is a key determinant of the Company’s profitability, and a material decrease in brokerage commission rates could have a material adverse effect on the Company’s business and profitability.

These risks extend to the Company’s franchise operations. Because royalties received from the Company’s franchisees are calculated as a percentage of the franchisee’s gross agent commissions, the Company’s royalty revenues are directly exposed to the same commission rate pressures that affect its own brokerage operations. Any decline in franchisees’ gross commission income, or in the percentage of commissions they are able to collect, would generally result in a corresponding decline in the Company’s royalty revenues. While the Company’s franchise operations are currently immaterial, such declines could nevertheless negatively affect current or prospective franchisees’ perception of the franchise’s value proposition, which in turn could limit the Company’s ability to expand its franchisee network or require it to offer more advantageous financial arrangements to attract and retain franchisees. To the extent the franchise business grows, this exposure could become more significant.

The Company's franchise business, while currently immaterial, exposes it to risks tied to franchisee performance and the terms of its franchise arrangements that could adversely affect its financial results.

Prior to May 6, 2026, the Company had no prior material history operating a franchise business, and its franchise operations are currently immaterial to its overall financial results. However, to the extent the franchise business grows, the Company's financial results will become increasingly influenced by the operational and financial performance of its franchisees. Because certain franchise royalties may be calculated as a percentage of franchisees' gross agent commissions, the Company's royalty revenues are directly exposed to the same commission rate pressures, regulatory changes, and broader economic conditions that affect its own brokerage operations. If industry trends weaken, or if one or more franchisees becomes less competitive, experiences financial distress, or elects to leave the franchise system, royalty revenues could decline, which could adversely affect the Company's revenues and profitability.

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

Certain provisions of our certificate of formation and bylaws could delay or prevent a change of control of the Company, which could deprive our shareholders of the opportunity to receive a premium for their shares.

Our certificate of formation authorizes our board of directors to issue shares of preferred stock in one or more series, and to fix the designations, powers, preferences and rights of each series, without further shareholder approval. Our certificate of formation also does not permit cumulative voting in the election of directors. Our bylaws provide that special meetings of shareholders may be called only by the board, the chairperson of the board, our Chief Executive Officer or president, or by holders of at least 50% of our outstanding voting stock, and our certificate of formation and bylaws require the written consent of holders of at least 55% of our outstanding capital stock for shareholders to act without a meeting. Our bylaws also impose detailed advance notice requirements on shareholders wishing to nominate directors or bring other business before a meeting. Each of these provisions could have the effect of delaying, deterring or preventing a change of control that our board of directors determines is not in the best interests of the Company and its shareholders, even if some or a majority of our shareholders might consider such a change of control to be beneficial, which could limit shareholders’ opportunity to receive a premium for their shares.

These provisions operate alongside, rather than through, Section 21.606 of the Texas Business Organizations Code (Texas’s default anti-takeover statute), our certificate of formation affirmatively elects not to be governed by Section 21.606 of the Texas Business Organizations Code (the “TBOC”), which would otherwise restrict certain business combinations with interested shareholders. In addition, our bylaws and certificate of formation adopt a majority-outstanding vote (rather than supermajority) standard for the removal of directors and for shareholder approval of mergers, asset sales and dissolutions and adopted a majority-cast vote standard for the election of directors, which is generally less protective of incumbent management than provisions found in some other companies’ governing documents. The overall effect of our organizational documents on any particular change-of-control transaction will depend on the specific facts and circumstances at the time.

The TBOC and our bylaws include provisions that may limit the venues in which certain shareholder claims may be brought and require that certain claims be resolved without a jury trial, impose an ownership threshold on derivative litigation, and provides for presumption of the business judgment rule each of which could make it more difficult or costly for shareholders to pursue claims against us.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Texas Business Court (Eleventh Division), or specified Texas federal or state courts if the Business Court lacks jurisdiction, will be the exclusive forum for the following: (a) any derivative action or proceeding brought on behalf of the Company; (b) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, shareholder, officer or other employee of the Company to the Company or the Company’s shareholders; (c) any action asserting a claim against the Company or any current or former director, officer or other employee of the Company arising pursuant to any provision of the TBOC or the certificate of formation or the bylaws; (d) any action asserting an “internal entity claim” (as defined in Section 2.115 of the TBOC); or (e) any other action or proceeding in which the Texas Business Court has jurisdiction, subject to certain exceptions (each an “Internal Dispute”). Except to the extent that the Company consents in writing, or a court of competent jurisdiction determines in a final and unappealable judgment, that an Internal Dispute is not subject to the sole and exclusive venue and forum or jurisdiction of the Business Court, a shareholder will not be permitted to litigate an Internal Dispute in federal court or in any state court other than the Business Court, and will not be able to avail itself of any potential advantages or procedural protections of such other forums (subject to the provisions of the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act discussed below). Our bylaws separately provide that federal district courts will be the exclusive forum for claims arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock will be deemed to have notice of and to have consented to these provisions and our bylaws further include that any person or entity purchasing or otherwise acquiring or holding any interest in shares of stock of the Company shall be deemed to have irrevocably and unconditionally waived any right it may have to a trial by jury in any Internal Dispute. This will prevent a shareholder from requesting that a jury decide disputed issues of fact and may discourage lawsuits against us and our directors, officers, other managerial officials, and other employees.

In addition, our bylaws prohibit a shareholder from instituting or maintaining a derivative proceeding on our behalf unless that shareholder beneficially owns at least 3% of our outstanding shares at the time the proceeding is instituted. A similar ownership threshold provision based on this 2025 TBOC provision has already been challenged in court proceedings involving another Texas corporation and, although the federal district court found the provision enforceable in that case, its enforceability or governing documents containing its provisions could be subject to further challenges or interpretation. The TBOC also permits corporations to request a court, at the start of a transaction (including a related party transaction) or inquiry into a derivative claim, to determine the independence and disinterestedness of directors serving on a special committee reviewing the transaction or directors or other individuals on panels reviewing derivative claims. Subsequent challenges to independence or disinterestedness would require new facts.

In addition, Section 21.419 of the TBOC sets forth certain presumptions concerning compliance by directors and officers with respect to their duties to a corporation, including the duty of care and duty of loyalty. Specifically, in taking or declining to take any action on any matters of a corporation’s business, Section 21.419, which applies to us, provides that a director or officer is presumed to have acted (i) in good faith, (ii) on an informed basis, (iii) in furtherance of the interests of the corporation and (iv) in obedience to the law and the corporation’s governing documents. These provisions are described as codifying the “business judgment rule.” In order to succeed in a cause of action against a director or officer, the Company or a shareholder pursuing such an action must rebut one or more of the foregoing presumptions and prove with particularity the director or officer’s act or omission constituted a breach of duty as a director or officer and that such breach involved fraud, intentional misconduct, an ultra vires act or a knowing violation of law.

These provisions may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder finds favorable, may increase the cost of bringing a claim, may discourage lawsuits against us and our directors and officers, and may result in less favorable outcomes to shareholders than would result from a jury trial or from litigation in a forum other than the one designated in our bylaws and may result in shareholders and the company incurring additional costs or delays associated with resolving such actions, including in other jurisdictions. Shareholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of these provisions.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
04/01/2026-04/30/2026	-	$ -	-	233,105,769
05/01/2026-05/31/2026	-	-	-	233,105,769
06/01/2026-06/30/2026	-	-	-	233,105,769
Total	-	$ -	-
(1)	On December 27, 2018, the Board announced a stock repurchase program authorizing the Company to purchase its common stock, which has been amended from time to time. Most recently, on June 26, 2023, the Board announced an increase to the total amount of its buyback program from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 6 – Stockholders’ Equity to the condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On June 1, 2026, Randall Miles, the Company’s Vice Chair of the Board and director, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is through August 31, 2027. The aggregate number of shares of the Company’s common stock that may be sold pursuant to the trading arrangement is 240,000.

During the three months ended June 30, 2026, and except as set forth in this Item 5, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit		Exhibit			Incorporated by Reference
Number		Description	Form	Exhibit	Filing Date
2.1		Plan of Conversion	8-K	2.1	06/11/2026

3.1*		Certificate of Formation of Registrant filed on June 11, 2026	N/A	N/A	N/A

3.2*		Bylaws of Registrant effective as of June 11, 2026	N/A	N/A	N/A
10.1		Form of Indemnification Agreement to be entered into between Registrant and its directors and officers	8-K	10.1	06/11/2026

10.13* 10.14*		U.S. Form of eXp Realty, LLC Independent Contractor Agreement U.S. Form of eXp Realty, LLC Policies & Procedures	N/A N/A	N/A N/A	N/A N/A
31.1*		Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

31.2*		Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) under the Securities Exchange Act of 1934

32.1**		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**		Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith

** Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2026	AGNT, Inc.
(Registrant)

/s/ Jesse Hill
Jesse Hill
Chief Financial Officer