Form 10-Q
period 2026-09-30
AGNT, Inc.
filed 2026-11-05
CIK 1495932

tota

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐    No ☒

There were 164,714,010 shares of the registrant’s Common Stock, $0.00001 par value, outstanding as of September 30, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 herein (“MD&A”), contains statements that are not historical facts and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions of future events. For example, statements in this Quarterly Report regarding the potential future impact of macroeconomic conditions on our business and results of operations and expectations of growth, including as a result of investment in technology, scalable cost structure, and entering into new markets, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS (UNAUDITED)

AGNT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 111,410	$ 124,245
Restricted cash	74,807	57,218
Accounts receivable, net of allowance for credit losses of $2,378 and $2,690, respectively	134,861	108,838
Prepaids and other assets	11,539	14,567
TOTAL CURRENT ASSETS	332,617	304,868
Property and equipment, net	15,072	14,314
Other noncurrent assets	17,955	23,495
Intangible assets, net	4,356	4,421
Deferred tax assets, net	77,330	77,510
Goodwill	26,937	17,872
TOTAL ASSETS	$ 474,267	$ 442,480

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$ 11,755	$ 14,613
Customer deposits	68,079	57,204
Accrued expenses	117,628	108,208
Litigation contingency	3,335	17,000
Other current liabilities	1,823	2,676
TOTAL CURRENT LIABILITIES	202,620	199,701
LONG-TERM LIABILITIES
Non-Current Liabilities	1,755	-
TOTAL LIABILITIES	204,375	199,701
EQUITY
Common Stock, $0.00001 par value 900,000,000 shares authorized; 220,143,083 issued and 164,714,010 outstanding at September 30, 2026 and 207,785,762 issued and 161,049,979 outstanding at December 31, 2025	2	2
Additional paid-in capital	1,204,414	1,105,434
Treasury stock, at cost: 55,429,073 shares held at September 30, 2026 and 46,735,783 shares held at December 31, 2025	(774,870)	(742,879)
Accumulated earnings (deficit)	(158,176)	(121,622)
Accumulated other comprehensive income (loss)	(1,478)	1,844
TOTAL EQUITY	269,892	242,779
TOTAL LIABILITIES AND EQUITY	$ 474,267	$ 442,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGNT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$ 1,392,857	$ 1,316,683	$ 3,847,946	$ 3,580,466
Commissions and other agent-related costs	1,301,891	1,230,479	3,582,836	3,325,473
Gross profit	90,966	86,204	265,110	254,993
Operating expenses
General and administrative expenses	66,096	62,341	201,884	203,288
Technology and development expenses	18,869	17,312	54,889	52,210
Sales and marketing expenses	2,889	2,535	8,037	8,231
Litigation contingency	-	-	4,335	-
Total operating expenses	87,854	82,188	269,145	263,729
Operating income (loss)	3,112	4,016	(4,035)	(8,736)
Other (income) expense
Other (income) expense, net	(576)	(608)	(1,501)	(2,311)
Equity in (income) losses of unconsolidated affiliates	6,466	195	6,588	322
Total other (income) expense, net	5,890	(413)	5,087	(1,989)
Income (loss) before income tax expense	(2,778)	4,429	(9,122)	(6,747)
Income tax (benefit) expense	1,480	932	2,927	3,071
Net income (loss)	($ 4,258)	$ 3,497	($ 12,049)	($ 9,818)
Earnings (loss) per share
Basic, net income (loss)	($ 0.03)	$ 0.02	($ 0.07)	($ 0.06)
Diluted, net income (loss)	($ 0.03)	$ 0.02	($ 0.07)	($ 0.06)
Weighted average shares outstanding
Basic	167,831,241	157,101,785	165,357,950	155,985,872
Diluted	167,831,241	160,767,662	165,357,950	155,985,872
Comprehensive income (loss):
Net income (loss)	($ 4,258)	$ 3,497	($ 12,049)	($ 9,818)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(237)	(390)	(3,322)	2,662
Comprehensive income (loss)	($ 4,495)	$ 3,107	($ 15,371)	($ 7,156)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGNT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock:
Balance, beginning of period	$ 2	$ 2	$ 2	$ 2
Balance, end of period	2	2	2	2
Treasury stock:
Balance, beginning of period	(742,879)	(716,549)	(742,879)	(686,680)
Repurchases of common stock	(31,991)	(16,358)	(31,991)	(46,227)
Balance, end of period	(774,870)	(732,907)	(774,870)	(732,907)
Additional paid-in capital:
Balance, beginning of period	1,170,520	1,031,660	1,105,434	962,758
Shares issued for stock options exercised	36	55	61	432
Agent growth incentive stock-based compensation	9,713	9,072	28,895	26,584
Agent equity stock-based compensation	22,406	27,150	65,118	74,709
Other share activity	1,739	1,578	4,906	5,032
Balance, end of period	1,204,414	1,069,515	1,204,414	1,069,515
Accumulated earnings (deficit):
Balance, beginning of period	(145,550)	(96,723)	(121,622)	(68,135)
Net income (loss)	(4,258)	3,497	(12,049)	(9,818)
Dividends declared and paid ($0.05 per share of common stock)	(8,368)	(7,705)	(24,505)	(22,978)
Balance, end of period	(158,176)	(100,931)	(158,176)	(100,931)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(1,241)	(24)	1,844	(3,076)
Foreign currency translation gain (loss)	(237)	(390)	(3,322)	2,662
Balance, end of period	(1,478)	(414)	(1,478)	(414)
Total equity	$ 269,892	$ 235,265	$ 269,892	$ 235,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGNT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	($ 12,049)	($ 9,818)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation expense	5,303	5,243
Amortization expense - intangible assets	1,814	2,014
Loss on disposition of assets	4	-
Credit (benefit) losses on receivables/bad debt on receivables	(312)	935
Equity in loss of unconsolidated affiliates	208	322
Loss on disposal of unconsolidated affiliates	6,376	-
Agent growth incentive stock-based compensation expense	29,933	27,389
Other stock-based compensation	4,971	5,032
Agent equity stock-based compensation expense	65,118	74,709
Deferred income taxes, net	(56)	(661)
Changes in operating assets and liabilities:
Accounts receivable	(25,905)	(35,859)
Prepaids and other assets	4,582	(1,309)
Customer deposits	10,875	17,805
Accounts payable	(2,938)	(698)
Accrued expenses	8,510	36,609
Litigation contingency	(18,000)	(17,000)
Other operating activities	(854)	104
NET CASH PROVIDED BY OPERATING ACTIVITIES	77,580	104,817
INVESTING ACTIVITIES
Purchases of property and equipment	(7,563)	(7,686)
Acquisitions, net of cash acquired	(7,991)	-
Proceeds from sale of assets	1,497	-
Investments in unconsolidated affiliates	127	(12,363)
Capitalized software development costs in intangible assets	365	(443)
NET CASH USED IN INVESTING ACTIVITIES	(13,565)	(20,492)
FINANCING ACTIVITIES
Repurchase of common stock	(31,991)	(46,227)
Proceeds from exercise of options	61	432
Dividends declared and paid	(24,505)	(22,978)
NET CASH USED IN FINANCING ACTIVITIES	(56,435)	(68,773)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2,826)	2,241
Net change in cash, cash equivalents and restricted cash	4,754	17,793
Cash, cash equivalents and restricted cash, beginning balance	181,463	168,588
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$ 186,217	$ 186,381
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	3,920	3,546
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchases in accounts payable	31	84
Investment activity as a result of divestment	3,207	-

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

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), expressed in U.S. dollars. The Company’s fiscal year ends on December 31. The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires the use of management estimates.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a variable interest of which the Company is the primary beneficiary. If the Company has a variable interest in an entity but it is not the primary beneficiary of the entity or does not exercise control over the operations and has less than 50% ownership, it will use the equity or cost method of accounting for investments.

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

	Cash and cash equivalents	Restricted cash	Total
Balance, September 30, 2025	$ 112,761	$ 73,620	$ 186,381
Balance, December 31, 2025	$ 124,245	$ 57,218	$ 181,463
Balance, September 30, 2026	$ 111,410	$ 74,807	$ 186,217

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Computer hardware and software	$ 58,809	$ 53,849
Furniture, fixture, and equipment	6	2,206
Total depreciable property and equipment	58,815	56,055
Less: accumulated depreciation	(46,748)	(42,184)
Depreciable property and equipment, net	12,067	13,871
Assets under development	3,005	443
Property and equipment, net	$ 15,072	$ 14,314

For the three months ended September 30, 2026 and 2025, depreciation expense was $1,981 and $1,711, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense was $5,303 and $5,243, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill was $26,937 as of September 30, 2026 and $17,872 as of December 31, 2025. As of September 30, 2026, the Company recorded cumulative translation adjustment of ($495) related to goodwill held in Canadian operations.

Definite-lived intangible assets, net consisted of the following:

	September 30, 2026
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$ 3,053	($ 1,498)	$ 1,555
Existing technology	5,904	(4,936)	968
Non-competition agreements	524	(391)	133
Customer relationships	2,790	(1,528)	1,262
Licensing agreement	210	(210)	-
Intellectual property	1,453	(1,015)	438
Total intangible assets	$ 13,934	($ 9,578)	$ 4,356

	December 31, 2025
	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount
Trade name	$ 2,068	($ 1,262)	$ 806
Existing technology	5,996	(4,871)	1,125
Non-competition agreements	476	(368)	108
Customer relationships	2,011	(1,051)	960
Licensing agreement	210	(210)	-
Intellectual property	1,453	(31)	1,422
Total intangible assets	$ 12,214	($ 7,793)	$ 4,421

Definite-lived intangible assets are amortized using the straight-line method over an asset’s estimated useful life. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2026 and 2025 was

$569 and $713, respectively. Amortization expense for definite-lived intangible assets for the nine months ended September 30, 2026 and 2025 was $1,814 and $2,014, respectively.

5.STOCKHOLDERS’ EQUITY

The following table represents a share reconciliation of the Company’s common stock issued for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock:
Balance, beginning of period	213,853,720	201,449,583	207,785,762	195,028,207
Shares issued for stock options exercised	41,322	10,264	50,032	82,546
Agent growth incentive stock-based compensation	581,994	662,874	2,216,643	1,968,559
Agent equity stock-based compensation	5,630,961	2,520,959	12,718,059	7,564,368
Other stock-based compensation	35,086	-	87,936	-
Other share activity	-	-	(2,715,349)	-
Balance, end of period	220,143,083	204,643,680	220,143,083	204,643,680

Dividends

During the three and nine months ended September 30, 2026, cash dividends paid totaled $8,368 and $24,505, respectively. The Company’s board of directors (the “Board”) currently intends to continue paying quarterly dividends. However, payment of cash dividends is at the discretion of the Board in accordance with applicable law after considering various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for growth. Under Texas law, the Company can generally pay dividends to shareholders if the dividends would not render the Company insolvent and the Company’s surplus is more than the amount of stated capital (as determined in accordance with Texas law).

Stock Compensation Programs

Related to the Agent Equity Program, during the three months ended September 30, 2026 and 2025, the Company issued shares of the Company’s common stock to agents and brokers with a value of $22,406 and $27,150, respectively, inclusive of discount. During the nine months ended September 30, 2026 and 2025, the Company issued shares of the Company’s common stock to agents and brokers with a value of $65,118 and $74,709, respectively, inclusive of discount.

Related to the Agent Growth Incentive Program (“AGIP”), during the three months ended September 30, 2026 and 2025, the Company’s stock-based compensation expense was $9,714 and $9,655, respectively, of which the total amount of stock-based compensation attributable to liability classified awards was $1.1 and $583, respectively. During the nine months ended September 30, 2026 and 2025, the Company’s stock-based compensation expense was $29,933 and $27,389, respectively, of which the total amount of stock-based compensation attributable to liability classified awards was $2,354 and $1,732, respectively.

As of September 30, 2026, the total unrecognized compensation costs associated with AGIP, where the performance metric has been achieved and the number of shares awarded are fixed, was $61,580, which is expected to be recognized over a weighted-average period of approximately 2.00 years.

The following table illustrates changes in the Company’s stock-based compensation liability for the periods presented:

Amount
Balance, December 31, 2024	$ 5,045
Stock grant liability increase year to date	2,736
Stock grants reclassified from liability to equity year to date	(1,999)
Balance, December 31, 2025	$ 5,782
Stock grant liability increase year to date	2,354
Stock grants reclassified from liability to equity year to date	(1,315)
Balance, September 30, 2026	$ 6,821

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

During the three months ended September 30, 2026 and 2025, the Company's stock-based compensation expense attributable to RSUs was $740 and $364, respectively.

During the nine months ended September 30, 2026 and 2025, the Company's stock-based compensation expense attributable to RSUs was $1,762 and $809, respectively.

As of September 30, 2026, the total unrecognized compensation costs associated with these RSUs was $3,947, which is expected to be recognized over a weighted-average period of approximately 1.60 years.

Stock Option Awards

Stock options are granted to directors, officers, certain employees and consultants with an exercise price equal to the fair market value of common stock on the grant date and the stock options expire 10 years from the date of grant. These options generally have time-based restrictions with equal and periodically graded vesting over a three-year period.

During the three months ended September 30, 2025, the Company granted 366,424 stock options to employees with an estimated grant date fair value of $5.52 per share. No stock options were granted during the three months ended September 30, 2026. During the nine months ended September 30, 2026 and 2025, the Company granted 183,154 and 522,842 stock options, respectively, to employees with an estimated grant date fair value of $3.34 and $5.50 per share, respectively. The fair values were calculated using a Black-Scholes-Merton option pricing model.

Stock Repurchase Program

The Company’s stock repurchase program does not obligate the Company to acquire a minimum amount of shares and it limits the Company’s aggregate repurchases to $1.0 billion. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For accounting purposes, common stock repurchased under the stock repurchase program is recorded based upon the trade date of the applicable trade or transaction. Such repurchased shares are held in treasury and are presented using the cost method. These shares are considered issued but not outstanding.

On September 14, 2026, the Company completed the repurchase of 8,693,290 shares of its common stock from the trustee of the Gratitude 2022 Trust (the “Trust”), the sole beneficiaries of which are adult family members of Glenn Sanford, the Company’s Chairman and former Chief Executive Officer, at a purchase price of $3.68 per share, for an aggregate purchase price of approximately $32.0 million. As previously disclosed, the Audit Committee of the Board, consisting entirely of independent and disinterested directors, reviewed and unanimously approved the transaction under the Company’s related person transaction policy, determining that the opportunity to acquire this block at a 10% discount to the 5-day volume-weighted average price would meaningfully accelerate the Company’s capital return program beyond what could be achieved through ordinary open-market purchases, and that the terms were fair to, and in the best interests of, the Company and its shareholders. Other than this transaction, there were no repurchases of common stock during the three and nine months ended September 30, 2026, and no shares were issued from treasury. As of September 30, 2026 and December 31, 2025, the Company held 55,429,073 and 46,735,783 shares in treasury with a total cost of $775 million and $743 million, respectively. As of September 30, 2026, approximately $201 million remained available for repurchases under the Company’s stock repurchase program.

6.SEGMENT INFORMATION

The following table provides information about the Company’s reportable segments (in thousands):

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North American Realty	$ 1,341,054	$ 1,275,865	$ 3,709,204	$ 3,475,400
International Realty	51,686	40,743	138,189	104,693
Other Affiliated Services	653	675	2,198	2,210
Commissions reconciliation:
Segment eliminations	(536)	(600)	(1,645)	(1,837)
Consolidated revenues	$ 1,392,857	$ 1,316,683	$ 3,847,946	$ 3,580,466

	Commissions and Other Agent-Related Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North American Realty	$ 1,258,916	$ 1,196,460	$ 3,468,262	$ 3,237,481
International Realty	42,633	33,654	113,736	86,945
Other Affiliated Services	342	365	838	1,047
Commissions reconciliation:
Segment eliminations	-	-	-	-
Consolidated commissions and other agent-related costs	$ 1,301,891	$ 1,230,479	$ 3,582,836	$ 3,325,473

	Operating Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North American Realty	$ 9,493	$ 10,579	$ 15,757	$ 13,866
International Realty	(1,860)	(2,159)	(6,697)	(8,288)
Other Affiliated Services	(561)	(1,340)	(1,010)	(5,343)
Segment Operating Income (Loss)	7,072	7,080	8,050	235
Corporate expenses and other	(3,960)	(3,064)	(12,085)	(8,971)
Consolidated Operating Income (Loss)	$ 3,112	$ 4,016	(4,035)	(8,736)

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North American Realty	$ 22,311	$ 23,100	$ 63,000	$ 50,620
International Realty	(1,311)	(1,591)	(5,047)	(7,065)
Other Affiliated Services	(544)	(1,298)	(862)	(5,044)
Corporate expenses and other	(3,316)	(2,499)	(10,198)	(7,443)
Consolidated adjusted EBITDA	$ 17,140	$ 17,712	$ 46,893	$ 31,068

Income (loss) before income tax expense reconciliation:
Depreciation and amortization expense	2,550	2,424	7,117	7,257
Legal costs non-recurring	-	-	4,485	-
Litigation contingency	-	-	4,335	-
Stock-based compensation expense	10,342	9,694	31,516	27,515
Stock option expense	1,136	1,578	3,475	5,032
Other (income) expense, net	5,890	(413)	5,087	(1,989)
Consolidated income (loss) before income tax expense	($ 2,778)	$ 4,429	($ 9,122)	($ 6,747)

Goodwill
	September 30, 2026	December 31, 2025
North American Realty	$ 26,937	$ 17,872
International Realty	-	-
Other Affiliated Services	-	-
Segment and consolidated total	$ 26,937	$ 17,872

7.EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share attributable to common stockholders during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	($ 4,258)	$ 3,497	($ 12,049)	($ 9,818)
Denominator:
Weighted average shares - basic	167,831,241	157,101,785	165,357,950	155,985,872
Dilutive effect of common stock equivalents	-	3,665,877	-	-
Weighted average shares - diluted	167,831,241	160,767,662	165,357,950	155,985,872
Earnings per share:
Net income (loss) per share - basic	($ 0.03)	$ 0.02	($ 0.07)	($ 0.06)
Net income (loss) per share - diluted	($ 0.03)	$ 0.02	($ 0.07)	($ 0.06)

For the three months ended September 30, 2026 and 2025, total outstanding shares of common stock excluded 4,862,776 and 235,336 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2026 and 2025, total outstanding shares of common stock excluded 3,608,365 and 3,223,228 shares, respectively, from the computation of diluted earnings per share because their effect would have been anti-dilutive.

8.INCOME TAXES

The Company’s quarterly tax provision is computed by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss plus discrete tax items arising in the period. The Company’s provision for income tax expense amounted to $2,927 and $3,071 for the nine months ended September 30, 2026 and 2025, respectively, which represent effective tax rates of (32.1%) and (45.5%), respectively. The effective tax rate differs from the Company’s statutory rates in both periods primarily due to stock-based compensation.

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

9.FAIR VALUE MEASUREMENT

The Company holds funds in a money market account, which are considered Level 1 assets. The Company values its money market funds at fair value on a recurring basis.

As of September 30, 2026 and December 31, 2025, the fair value of the Company’s money market funds was $12,732 and $12,397, respectively.

The Company holds investments in equity securities without readily determinable fair values. These investments are accounted for under the measurement alternative method in accordance with ASC 321. As of September 30, 2026, the carrying value of these investments was $12,235. There were no transfers between levels of the fair value hierarchy, and the Company held no Level 2 financial instruments during the periods presented.

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

On December 9, 2024, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Settlement”) with plaintiffs in the U.S. antitrust lawsuit 1925 Hooper LLC, et al. v. The National Association of Realtors et al., Case No. 1:23-cv-05392- SEG (United States District Court for the Northern District of Georgia, Atlanta Division), which was filed on November 22, 2023 against the Company and other U.S. brokerage defendants (the “Hooper Action”). The Settlement resolves all claims set forth in the Hooper Action and similar claims on a nationwide basis against the Company (collectively, the “Sell-Side Claims”) and releases the Company, its subsidiaries and affiliates, and their independent contractor real estate agents in the U.S. from the Sell-Side Claims. By the terms of the Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $34.0 million (not in thousands) in two equal installments of $17.0 million (not in thousands) into a qualified settlement escrow fund. The Company funded the first installment during the fiscal quarter ended June 30, 2025. On March 31, 2026, the United States District Court for the Northern District of Georgia granted final approval of the Settlement. However, during the quarter ended March 31, 2026, certain objectors filed a notice of appeal of the final approval to the Eleventh Circuit Court of Appeals. The case remains pending in the Court of Appeals. The effectiveness of the Settlement is predicated on the outcome of the appeal. Despite the appeal, the remaining $17.0 million (not in thousands) installment was paid on June 27, 2026 from available cash.

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

Tuccori, to which the Company was not named as a defendant, is a case that consolidated several purported class action lawsuits filed by home buyers. In October 2025, the court preliminarily approved a settlement structure, which included an opt-in procedure under which other companies subject to home buyer claims could participate in the Tuccori settlement, subject to preliminary and final court approval. On April 14, 2026, the Company opted into the Tuccori settlement via an Opt-In Settlement Agreement (the “Tuccori Settlement”). By the terms of the Tuccori Settlement, the Company agreed to make certain changes to its business practices and to pay a total settlement amount of $4.335 million (not in thousands)

payable as $1.0 million (not in thousands) within 30 days after entry of an order granting preliminary approval of the Tuccori Settlement, with the remaining balance due within 30 days after the “Effective Date” of the Tuccori Settlement, which requires, among other things, entry of a final judgment and order approving the Tuccori Settlement and expiration or exhaustion of any appeal rights. On May 26, 2026, the United States District Court for the Northern District of Illinois granted preliminary approval of the Tuccori Settlement and the Company subsequently paid the first installment of the Tuccori Settlement during the fiscal quarter ended June 30, 2026. The Court held a final fairness hearing on November 2, 2026. The Tuccori Settlement remains subject to final court approval and appeals process, if any. The Company anticipates that the Tuccori Settlement will apply to and bar any claims based on any or all of the same factual predicates as those in the Batton Action.

Derivative Litigation

Certain current and former directors and officers of the Company were named as defendants, and the Company was named as a nominal defendant, in a derivative lawsuit in the Court of Chancery of the State of Delaware, first filed on September 25, 2024, entitled Los Angeles City Employees’ Retirement System, on behalf of eXp World Holdings, Inc. v. Glenn Sanford, et al. (C.A. No. 2024-0998-KSJM), when the Company was then a Delaware corporation. The lawsuit alleges that certain current and former directors and officers breached fiduciary duties related to the Company’s response to reports of alleged sexual misconduct involving independent contractor real estate agents affiliated with the Company’s subsidiaries and that certain defendants had improper compensation arrangements allowing them to profit from the Company’s revenue share program in connection therewith. The complaint seeks a court declaration of fiduciary duty breaches, disgorgement of profits, damages with interest, injunctive relief for improved oversight of sexual misconduct allegations, and reimbursement of plaintiffs’ costs, including expert and attorney fees. During the quarter ended March 31, 2026, the Court of Chancery denied the defendants' motion to dismiss and the case is now proceeding through discovery. Although the Company does not anticipate that the outcome of such litigation will have a material adverse effect on its business, results of operations, cash flows, or financial condition, the inherent complexities and uncertainties of legal proceedings may result in a liability that differs from current expectations. Management is currently unable to reasonably estimate the possible loss or range of possible loss for this matter because, among other reasons, (i) the proceeding is progressing through preliminary stages, (ii) specific damage amounts have not been sought, (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues or unsettled legal theories presented.

11.SUBSEQUENT EVENTS

Quarterly Cash Dividend

On October 23, 2026, the Board declared a dividend of $0.05 per share which is expected to be payable on December 4, 2026, to stockholders of record as of the close of business on November 20, 2026. The ex-dividend date is expected to be on or around November 19, 2026. The dividend will be paid in cash.

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

RECENT DEVELOPMENTS

Appointment of New Chief Executive Officer

On October 6, 2026, the Board appointed Mr. Leo Pareja as our Chief Executive Officer, effective October 8, 2026. Mr. Pareja succeeded Mr. Glenn Sanford, our founder, who stepped down as Chief Executive Officer, effective October 8, 2026. Mr. Sanford continues to serve as Chairman of the Board. For additional information, see our Current Report on Form 8-K filed with the SEC on October 8, 2026.

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

In the first nine months of 2026, U.S. home sales decreased 2.2% (preliminary) compared to the same period in 2025, and home sales prices increased 1.3% (preliminary), according to the National Association of Realtors (“NAR”). Inventory levels remain constrained, at 4.8 months (preliminary) of supply in September 2026, consistent with inventory levels of 4.5 months in September 2025. The 2026 NAR statistics are preliminary and are subject to revision as NAR receives additional data, and actual results may differ from those presented. Our forecasting models continue to reflect minimal growth, informed by historical trends, seasonality and the current macroeconomic conditions.

We believe our cloud-based operating model and scalable cost structure position us to operate through the current housing cycle. Our near-term results will depend on housing transaction volumes, mortgage rates and the pace of agent growth.

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

The following table outlines the key business metrics that we periodically review to track the Company’s performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Performance:
Agent NPS	67	75	68	76
Agent count	87,457	83,446	87,457	83,446
Real estate sales transactions	131,546	121,516	355,641	329,771
Real estate sales volume	$ 59,307,646	$ 54,112,209	$ 160,535,212	$ 145,231,091
Other real estate transactions	22,926	22,185	64,156	61,155
Real estate per transaction cost	$ 523	$ 523	$ 570	$ 616
Revenues	$ 1,392,857	$ 1,316,683	$ 3,847,946	$ 3,580,466
Gross profit	$ 90,966	$ 86,204	$ 265,110	$ 254,993
Operating income (loss)	$ 3,112	$ 4,016	($ 4,035)	($ 8,736)
Consolidated adjusted EBITDA(1)	$ 17,140	$ 17,712	$ 46,893	$ 31,068

(1)	Consolidated adjusted EBITDA is a non-U.S. GAAP financial measure. For a definition, reconciliation to net income (loss), and discussion of why management believes this measure is useful to investors, see “Non-U.S. GAAP Financial Measures”.

Agent net promoter score (“aNPS”)

The Company utilizes aNPS as a metric to measure agent satisfaction. aNPS is calculated based on responses to a periodic survey in which agents are asked, on a scale of 0 to 10, how likely they are to recommend our company to a fellow real estate professional.

We believe an aNPS above 50 is indicative of excellent agent satisfaction. For the three and nine months ended September 30, 2026, our aNPS was 67 and 68, compared to 75 and 76, respectively, for the same periods in 2025.

Agent count

We believe our ability to attract and retain a diverse and professional agent base is a key driver of our long-term success. While our organic agent base has experienced continued pressure amidst a challenging macroeconomic environment, we remain deeply focused on the retention and support of our agents and teams across all levels of production. The scale of our agent base remains subject to factors beyond our control, including elevated mortgage rates, suppressed transaction volumes, and evolving industry practices. Despite these headwinds, we continue to prioritize a comprehensive value proposition that supports agent productivity, operational efficiency, and long-term professional growth for our entire network.

The number of agents increased in the first nine months of 2026, compared to the same period in 2025, primarily due to the addition of agents in connection with the NextHome acquisition completed during the second quarter of 2026. We remain committed to retaining our agents in the U.S., Canada, and internationally through the execution of our growth strategies and the end-to-end suite of services we offer our agents.

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

Our real estate sales transactions and volume typically fluctuate with changes in the market’s existing home sales transactions as reported by NAR; however, company-specific initiatives influence the transaction volume and productivity of our agents. For both the three and nine months ended September 30, 2026, compared to the same periods in 2025, our real estate sales transactions increased 8%. For the three and nine months ended September 30, 2026, compared to the same periods in 2025, transaction volume increased 10% and 11%, respectively. The improvements in transactions and volume are due to increased agent productivity and increased home sale prices.

Other real estate transactions

Other real estate transactions are recorded for leases, rentals and referrals that are undertaken by our agents and brokers. Other real estate transactions for the three and nine months ended September 30, 2026 increased 3% and 5%, respectively, compared to the same periods in 2025. Other real estate transactions reflect the full breadth of services that our agents and brokers generate beyond traditional home sales transactions.

Real estate per transaction cost

Real estate per transaction cost is measured as general and administrative, sales and marketing, and technology and development expenses resulting from our business entities that directly support our agents and brokers, divided by total transactions (real estate sales and other). Real estate per transaction cost remained consistent for the three months ended September 30, 2026, compared to the same period in 2025. For the nine months ended September 30, 2026, real estate per transaction cost decreased 7% compared to the same period in 2025 primarily due to operational efficiency gains from higher real estate transactions and reduced personnel expenses, and employee stock-based compensation expenses. We believe real estate per transaction cost provides useful information to investors because it measures the operating efficiency and scalability of our platform on a per-transaction basis.

Revenues

Revenues substantially represent the commission revenue earned by the Company for closed brokerage real estate transactions in addition to fees paid to the Company by agents. The Company’s revenues increased 6% and 7% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to higher home sales prices in North America, increased international production, and improved productivity in North America.

Gross profit

Gross profit increased to $91.0 million and $265.1 million in the three and nine months ended September 30, 2026, respectively. The increases in gross profit during the three and nine months ended September 30, 2026 was primarily due to increased revenues, partially offset by increased agent commissions, productivity awards, and other agent-related costs due to agent commission capping.

Operating Income (Loss)

Operating income (loss), in the three months ended September 30, 2026, decreased when compared to the same period in 2025 primarily due to increased litigation expenses. For the nine months ended September 30, 2026, operating income (loss) improved due to increased revenues and actions taken to reduce operating costs in the second half of 2025, partially offset by increased litigation expenses and accruals in connection with the Company’s ongoing efforts to resolve litigation matters, including the NAR settlement and other claims.

Consolidated Adjusted EBITDA

Management reviews consolidated adjusted EBITDA, which is a non-U.S. GAAP financial measure, to understand and evaluate our core operating performance. For the three and nine months ended September 30, 2026, consolidated adjusted EBITDA decreased by $0.6 million and increased by $15.8 million, respectively, compared to the same periods in 2025. The increase in consolidated adjusted EBITDA during the nine months ended September 30, 2026 reflects improvements in operating results related to actions taken to reduce operating costs in the second half of 2025, which offset increased agent commission capping.

RESULTS OF OPERATIONS

The following table reflects the results of each of our operations during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended	Three Months Ended	Change 2026
	September 30, 2026	September 30, 2025	vs. 2025
Statement of Operations Data:
Revenues	$ 1,392,857	$ 1,316,683	6%
Commissions and other agent-related costs	1,301,891	1,230,479	6%
Gross profit	90,966	86,204	6%
Operating expenses
General and administrative expenses	66,096	62,341	6%
Technology and development expenses	18,869	17,312	9%
Sales and marketing expenses	2,889	2,535	14%
Total operating expenses	87,854	82,188	7%
Operating income (loss)	3,112	4,016	(23)%
Other (income) expense
Other (income) expense, net	(576)	(608)	(5)%
Equity in (income) losses of unconsolidated affiliates	6,466	195	(3,216)%
Total other (income) expense, net	5,890	(413)	(1,526)%
Income (loss) before income tax expense	(2,778)	4,429	(163)%
Income tax (benefit) expense	1,480	932	(59)%
Net income (loss)	($ 4,258)	$ 3,497	(222)%

	Nine Months Ended	Nine Months Ended	Change 2026
	September 30, 2026	September 30, 2025	vs. 2025
Statement of Operations Data:
Revenues	$ 3,847,946	$ 3,580,466	7%
Commissions and other agent-related costs	3,582,836	3,325,473	8%
Gross profit	265,110	254,993	4%
Operating expenses
General and administrative expenses	201,884	203,288	(1)%
Technology and development expenses	54,889	52,210	5%
Sales and marketing expenses	8,037	8,231	(2)%
Litigation contingency	4,335	-	-
Total operating expenses	269,145	263,729	2%
Operating income (loss)	(4,035)	(8,736)	54%
Other (income) expense
Other (income) expense, net	(1,501)	(2,311)	(35)%
Equity in (income) losses of unconsolidated affiliates	6,588	322	(1,946)%
Total other (income) expense, net	5,087	(1,989)	(356)%
Income (loss) before income tax expense	(9,122)	(6,747)	(35)%
Income tax (benefit) expense	2,927	3,071	5%
Net income (loss)	($ 12,049)	($ 9,818)	(23)%

Commissions and Other Agent-Related Costs

For the three and nine months ended September 30, 2026, commissions and other agent-related costs increased compared to the same periods in 2025, primarily due to increased agent commission capping. Commissions and other agent-related costs include sales commissions, revenue share and stock-based compensation paid to our agents.

General and Administrative Expenses

For the three and nine months ended September 30, 2026, general and administrative expenses increased 6% and decreased 1%, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026 is primarily due to increased litigation expenses. The decrease for the nine months ended September 30, 2026 is primarily due to lower employee-related expenses, partially offset by increased litigation expenses. General and administrative expenses include costs related to wages, employee stock-based compensation, and other general overhead expenses.

Technology and Development Expenses

For the three and nine months ended September 30, 2026, technology and development expenses increased compared to the same periods in 2025, primarily due to increased technology expenses related to agent support. These expenses include employee-related costs and other expenses for the maintenance and development of the technology used by both our agents and our employees.

Sales and Marketing Expenses

For the three months ended September 30, 2026, sales and marketing expenses increased compared to the same period in 2025. For the nine months ended September 30, 2026, sales and marketing expenses decreased compared to the same period in 2025 due to efficiencies gained from our CRM of choice program in the U.S. and Canada residential real estate market.

Litigation Contingency

Litigation contingency expense represents accruals for probable and estimable losses related to ongoing legal matters. See Note 10 – Commitments and Contingencies to the unaudited condensed consolidated financial statements for additional information.

Legal Costs non-recurring

For the nine months ended September 30, 2026, we incurred legal costs of $4,485 driven by non-recurring costs incurred in connection with strategic corporate development initiatives. These costs are non-recurring in nature and not reflective of ongoing core operations and we did not incur such costs in 2025.

Other (Income) Expense, Net

For the three and nine months ended September 30, 2026, total other (income) expense, net shifted to net other expense of $5,890 million and $5,087 million, respectively, from net other income of ($413) million and ($1,989) million for the same periods in 2025. The change was primarily due to losses on the sale and impairment of equity investments in 2026. Total other (income) expense, net includes interest income earned on cash and cash equivalents, and (earnings) losses related to equity investments.

Income Tax (Benefit) Expense

The Company’s provision for income taxes was an expense of $1.5 million and an expense of $0.9 million for the three months ended September 30, 2026 and 2025, respectively, which represented effective tax rates of (53.3%) and 21%, respectively. The expense for the three months ended September 30, 2026 was primarily driven by stock-based compensation shortfalls.

The Company’s provision for income tax expense amounted to $2.9 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively, which represented effective tax rates of (32.1%) and (45.5%), respectively. The effective tax rate differs from our statutory rates in both periods primarily due to stock-based compensation.

BUSINESS SEGMENT DISCLOSURES

Management evaluates segment performance based on revenue, segment adjusted EBITDA, and operating income (loss). See Note 6 – Segment Information to the unaudited condensed consolidated financial statements for additional information regarding our business segments. The following table reflects the results of each of our reportable segments during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended	Three Months Ended	Change 2026
	September 30, 2026	September 30, 2025	vs. 2025

Statement of Operations Data:
Revenues
North American Realty	$ 1,341,054	$ 1,275,865	5%
International Realty	51,686	40,743	27%
Other Affiliated Services	653	675	(3)%
Corporate expenses and other	(536)	(600)	11%
Total Consolidated Revenues	$ 1,392,857	$ 1,316,683	6%

Segment Adjusted EBITDA(1)
North American Realty	$ 22,311	$ 23,100	(3)%
International Realty	(1,311)	(1,591)	18%
Other Affiliated Services	(544)	(1,298)	58%
Corporate expenses and other	(3,316)	(2,499)	(33)%
Total Consolidated Adjusted EBITDA(1)	$ 17,140	$ 17,712	(3)%

Operating Income (Loss)
North American Realty	$ 9,493	$ 10,579	(10)%
International Realty	(1,860)	(2,159)	14%
Other Affiliated Services	(561)	(1,340)	58%
Corporate expenses and other	(3,960)	(3,064)	(29)%
Total Consolidated Operating Income (Loss)	$ 3,112	$ 4,016	(23)%
(1)	Segment adjusted EBITDA and consolidated adjusted EBITDA are non-U.S. GAAP financial measures. For additional information, see “Non-U.S. GAAP Financial Measures”.

	Nine Months Ended	Nine Months Ended	Change 2026
	September 30, 2026	September 30, 2025	vs. 2025

Statement of Operations Data:
Revenues
North American Realty	$ 3,709,204	$ 3,475,400	7%
International Realty	138,189	104,693	32%
Other Affiliated Services	2,198	2,210	(1)%
Corporate expenses and other	(1,645)	(1,837)	10%
Total Consolidated Revenues	$ 3,847,946	$ 3,580,466	7%

Segment Adjusted EBITDA(1)
North American Realty	$ 63,000	$ 50,620	24%
International Realty	(5,047)	(7,065)	29%
Other Affiliated Services	(862)	(5,044)	83%
Corporate expenses and other	(10,198)	(7,443)	(37)%
Total Consolidated Adjusted EBITDA(1)	$ 46,893	$ 31,068	51%

Operating Income (Loss)
North American Realty	$ 15,757	$ 13,866	14%
International Realty	(6,697)	(8,288)	19%
Other Affiliated Services	(1,010)	(5,343)	81%
Corporate expenses and other	(12,085)	(8,971)	(35)%
Total Consolidated Operating Income (Loss)	($ 4,035)	($ 8,736)	54%
(1)	Segment adjusted EBITDA and consolidated adjusted EBITDA are non-U.S. GAAP financial measures. For additional information, see “Non-U.S. GAAP Financial Measures”.

North American Realty revenues increased 5% and 7% in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to increases in agent productivity and home sale prices in the U.S., partially offset by lower real estate transactions in Canada. North American Realty adjusted EBITDA as well as operating income (loss) decreased in the three months ended September 30, 2026, compared to the same period of 2025. North American Realty adjusted EBITDA as well as operating income (loss) improved in the nine months ended September 30, 2026, compared to the same period in 2025 due to increased revenues, and lower operating costs, which offset increased commissions and other agent-related costs as a result of increased agent commission capping.

International Realty revenue increased 27% and 32% in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to increased real estate transactions driven by increased productivity in previously launched markets. International Realty adjusted EBITDA and operating income (loss) improved in the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to increased revenues and continued expense management.

Other Affiliated Services revenue decreased 3% and 1% in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Other Affiliated Services adjusted EBITDA and operating loss improved in the three and nine months ended September 30, 2026, compared to the same periods in 2025, due to lower employee-related costs.

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

We define consolidated adjusted EBITDA as net income (loss), excluding other income (expense), net, income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency, legal costs non-recurring, stock-based compensation expense, stock option expense, and other items that are not core to the operating activities of the Company, as applicable. Segment adjusted EBITDA is defined consistently as segment net income (loss), excluding other income (expense), net, income tax benefit (expense), depreciation, amortization, impairment charges, litigation contingency, legal costs non-recurring, stock-based compensation expense, stock option expense, and other non-core items, as applicable. We believe these measures provide useful information to investors about our financial performance, help identify underlying trends that could otherwise be masked by excluded expenses, and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making.

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

The following table presents a reconciliation of consolidated adjusted EBITDA to net income (loss), the most comparable U.S. GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	($ 4,258)	$ 3,497	($ 12,049)	($ 9,818)
Total other (income) expense, net	5,890	(413)	5,087	(1,989)
Income tax (benefit) expense	1,480	932	2,927	3,071
Depreciation and amortization	2,550	2,424	7,117	7,257
Legal costs non-recurring	-	-	4,485	-
Litigation contingency	-	-	4,335	-
Stock-based compensation expense(1)	10,342	9,694	31,516	27,515
Stock option expense	1,136	1,578	3,475	5,032
Consolidated adjusted EBITDA	$ 17,140	$ 17,712	$ 46,893	$ 31,068
(1)	This includes agent growth incentive stock-based compensation expense.

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

Currently, our primary use of cash on hand is to sustain and grow our business operations, including, but not limited to, making commission and revenue share payments to agents and brokers and cash outflows for operating expenses, share repurchases, and dividend payments. In addition, the Company has no known material cash requirements as of September 30, 2026 relating to capital expenditures, commitments, or human capital (except as passthrough commissions to agents and brokers concurrent with settled real estate transactions), other than cash payments due pursuant to litigation settlement agreements, which may be paid in installments over time. For information regarding the Company’s expected cash requirement related to litigation settlement agreements, see Note 10 – Commitments and Contingencies to the unaudited condensed consolidated financial statements.

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

Net Working Capital

Net working capital is calculated as the Company’s total current assets less its total current liabilities. The following table presents our net working capital as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Current assets	$ 332,617	$ 304,868
Current liabilities	(202,620)	(199,701)
Net working capital	$ 129,997	$ 105,167

As of September 30, 2026, net working capital increased by $24.8 million, compared to net working capital as of December 31, 2025 primarily due to an increase in restricted cash and net accounts receivable, as a result of the timing of receivable collections, as well as a decrease in the litigation contingency due to the payments made in June 2026.

Cash Flows

The following table presents our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$ 77,580	$ 104,817
Net cash used in investing activities	(13,565)	(20,492)
Net cash used in financing activities	(56,435)	(68,773)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2,826)	2,241
Net change in cash, cash equivalents and restricted cash	$ 4,754	$ 17,793

For the nine months ended September 30, 2026, net cash provided by operating activities decreased $27 million compared to the same period in 2025, primarily driven by lower agent equity stock based compensation and changes in working capital.

For the nine months ended September 30, 2026, cash used in investing activities decreased due to lower cash used for investments in affiliates and purchases of property and equipment, partially offset by increased cash used for the purchase of a business compared to the same period in 2025.

For the nine months ended September 30, 2026, net cash flows used in financing activities decreased compared to the same period in 2025, primarily due to a decrease in stock repurchases in the first nine months of 2026 compared to the same period in 2025.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2026, an evaluation was conducted by the Company under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 10 – Commitments and Contingencies to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding the Company’s legal proceedings, which information is incorporated herein by reference. We cannot provide any assurances that results of such litigation will not have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

Glenn Sanford, the Company’s Chairman, together with Penny L Sanford TTEE Gratitude 2022 Trust, own a significant percentage of the Company’s common stock. As a result, the trading price for the Company’s shares of common stock may be depressed and they can significantly influence actions that may be adverse to the interests of the Company’s other stockholders.

As of September 30, 2026, Glenn Sanford beneficially owns approximately 25.3% and the Penny L Sanford TTEE Gratitude 2022 Trust owns approximately 11.0% of the Company’s outstanding common stock. While Mr. Sanford and the Penny L Sanford TTEE Gratitude 2022 Trust do not constitute a voting group, this significant concentration of share ownership may adversely affect the trading price of the Company’s common stock because investors may perceive disadvantages in owning stock in a company with two stockholders holding a significant number of the Company’s shares. Each of Mr. Sanford and the Penny L Sanford TTEE Gratitude 2022 Trust can significantly influence all matters requiring approval by the Company’s stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of the Company’s assets. In addition, due to his significant ownership stake and his service as Chairman of the Board, Mr. Sanford can significantly influence the management of the Company’s business and affairs. This concentration of ownership and influence could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to the Company’s other stockholders.

We may not successfully manage the transition associated with our new Chief Executive Officer, which could have an adverse impact on us.

On October 6, 2026, the Board appointed Mr. Leo Pareja to serve as our Chief Executive Officer, effective October 8, 2026. Mr. Pareja succeeded Mr. Glenn Sanford, our founder, who stepped down as Chief Executive Officer, effective October 8, 2026. There are a number of risks associated with a Chief Executive Officer transition, any of which may harm us. If the new Chief Executive Officer is unsuccessful at leading the management team or is unable to articulate and execute our strategy and vision, our business may be harmed, and our stock price may decline. If we do not successfully manage our Chief Executive Officer transition, it could be viewed negatively by our agents, franchisees, employees or investors and could have an adverse impact on our business, financial condition, and operating results. With the change in leadership, there is a risk to retention of other members of senior management, as well as to continuity of business initiatives, plans, and strategies through the transition period, and if we are unable to execute an orderly transition, our business may be adversely affected.

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

These provisions operate alongside, rather than through, Section 21.606 of the Texas Business Organizations Code (Texas’s default anti-takeover statute), our certificate of formation affirmatively elects not to be governed by Section 21.606 of the Texas Business Organizations Code (the “TBOC”), which would otherwise restrict certain business combinations with interested shareholders. In addition, our bylaws and certificate of formation adopt a majority-outstanding vote (rather than supermajority) standard for the removal of directors and for shareholder approval of mergers, asset sales and dissolutions and adopt a majority-cast vote standard for the election of directors, which is generally less protective of incumbent management than provisions found in some other companies’ governing documents. The overall effect of our organizational documents on any particular change-of-control transaction will depend on the specific facts and circumstances at the time.

The TBOC and our bylaws include provisions that may limit the venues in which certain shareholder claims may be brought and require that certain claims be resolved without a jury trial, impose an ownership threshold on derivative litigation, and provide for presumption of the business judgment rule each of which could make it more difficult or costly for shareholders to pursue claims against us.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the quarter ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
07/01/2026-07/31/2026	-	-	-	233,105,769
08/01/2026-08/31/2026	-	-	-	233,105,769
09/01/2026-09/30/2026	8,693,290	$3.68	8,693,290	201,114,462
(1)	On December 27, 2018, the Board announced a stock repurchase program authorizing the Company to purchase its common stock, which has been amended from time to time. Most recently, on June 26, 2023, the Board announced an increase to the total amount of its buyback program from $500.0 million to $1.0 billion. The stock repurchase program is more fully disclosed in Note 5 – Stockholders’ Equity to the condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended September 30, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, each as defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit		Exhibit			Incorporated by Reference
Number		Description	Form	Exhibit	Filing Date
2.1		Plan of Conversion	8-K	2.1	06/11/2026

3.1		Certificate of Formation of Registrant filed on June 11, 2026	10-Q	3.1	08/04/2026

3.2		Bylaws of Registrant effective as of June 11, 2026	10-Q	3.2	08/04/2026

10.1		Stock Purchase Agreement, dated as of September 3, 2026, between AGNT, Inc. and Frank Selden as trustee of the Gratitude 2022 Trust	8-K	10.1	09/08/2026

31.1*		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**		Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith

** Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2026	AGNT, Inc.
(Registrant)

/s/ Jesse Hill
Jesse Hill
Chief Financial Officer